Form 10QSB
period 1996-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 1996-06-14
CIK 949876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 1996

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number  0-26670

                         NORTH AMERICAN SCIENTIFIC, INC.
              (Name of small business as specified in its charter)

              Delaware                                   51-0366422
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


        7435 Greenbush Avenue
          North Hollywood, CA                               91605
(Address of principal executive offices)                 (Zip Code)


                 Issuer's telephone number, including area code:
                                 (818) 503-9201



          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

          At April 30, 1996, there were 2,983,201 shares of the registrant's common stock outstanding.

                         NORTH AMERICAN SCIENTIFIC, INC.

                      SECOND QUARTER ENDED APRIL  30, 1996

DESCRIPTION                                                                 PAGE
- - -----------                                                                 ----

PART I   FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     CONSOLIDATED BALANCE SHEET
                         April 30, 1996 and October 31, 1995                   1

                     CONSOLIDATED STATEMENT OF OPERATIONS
                         6 mos. and 3 mos. ended April 30, 1996
                         and April 30, 1995                                    2

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         6 mos. ended April 30, 1996 and
                         April 30, 1995                                        3

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                4

         Item 2.     Managements's Discussion and Analysis of Financial        5
                     Condition and Results of Operations

PART II  OTHER INFORMATION                                                     6

                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                            October 31,     April 30,
                                                               1995           1996
                                                            -----------    -----------
                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                              $ 491,000      $ 647,400
     Investments                                               25,000         25,600
     Accounts receivable, less allowance for doubtful
      accounts of $1,700 and $1,700, respectively             488,300        387,100
     Inventories                                              148,100        196,800
     Prepaid expenses and other current assets                 13,400         21,900
                                                          -----------    -----------
          Total current assets                              1,165,800      1,278,800

Equipment and leasehold improvements, net                      86,100        123,700
Deposits and other assets                                      39,300         40,900
                                                          -----------    -----------
                                                          $ 1,291,200    $ 1,443,400
                                                          -----------    -----------
                                                          -----------    -----------


                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                        $ 42,200       $ 98,300
     Accrued expenses                                          78,100         49,700
     Income taxes payable                                      54,400         40,400
                                                          -----------    -----------
          Total current liabilities                           174,700        188,400


Stockholder's equity:
     Preferred stock, par value $.01 per share;
      authorized 2,000,000 shares, no shares issued                 -              -
     Common stock, par value $.01 per share; authorized
      10,000,000 shares; 1995 - 2,983,201 shares issued
      and outstanding, 1994 - 2,962,701 shares issued
      and outstanding                                          29,800         29,800
     Additional paid-in capital                             2,105,100      2,105,100
     Accumulated deficit                                   (1,010,200)      (864,500)
     Cumulative translation adjustment                         (8,200)       (15,400)
                                                          -----------    -----------
          Total stockholder's equity                        1,116,500      1,255,000
                                                          -----------    -----------
                                                          $ 1,291,200    $ 1,443,400
                                                          -----------    -----------
                                                          -----------    -----------


           See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)



                                                      Six Months Ended               Three Months Ended
                                                          April 30,                      April 30,
                                                  -------------------------      ------------------------
                                                     1996            1995           1996           1995
                                                  ----------     ----------     ----------     ----------
Net sales                                         $1,194,300     $  783,700     $  580,800     $  408,000
Cost of goods sold                                   606,800        372,600        263,200        195,300
                                                  ----------     ----------     ----------     ----------
     Gross profit                                    587,500        411,100        317,600        212,700

Research and development expenses                      8,900              -          1,000              -
General and administrative expenses                  355,400        313,300        207,400        154,400
                                                  ----------     ----------     ----------     ----------
     Income from operations                          223,200         97,800        109,200         58,300


Interest and other income                             10,600          5,200          5,800          2,300
                                                  ----------     ----------     ----------     ----------
     Income from continuing operations
      before income taxes                            233,800        103,000        115,000         60,600


Income taxes                                          88,100         38,400         51,800         28,100
                                                  ----------     ----------     ----------     ----------
     Net income for period                         $ 145,700       $ 64,600       $ 63,200       $ 32,500
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Earnings per share:

     Net earnings per share                            $ .05          $ .02          $ .02          $ .01
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Weighted average number of shares outstanding      2,983,201      2,962,701      2,983,201      2,962,701
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

           See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                    Six Months
                                                                  Ended April 30,
                                                             -----------------------
                                                               1996           1995
                                                             --------      ---------
Cash flows from operating activities:
   Net income                                                $145,700      $  64,600
   Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                            25,200         17,800
      Changes in assets and liabilities:
        Accounts receivable                                   101,200         44,700
        Inventories                                           (48,700)       (81,900)
        Prepaid expenses and other current assets              (8,500)        (7,800)
        Deposits and other assets                              (1,600)       (12,200)
        Accounts payable                                       56,100        (35,000)
        Accrued expenses                                      (28,400)       (30,700)
        Income taxes payable                                  (14,000)       (40,100)
                                                             --------      ---------
        Total adjustments                                      81,300       (145,200)
                                                             --------      ---------
   Net cash provided (used) by operating activities           227,000        (80,600)


Cash flows from investing activities:
   Purchase of fixed assets                                   (61,600)       (34,700)
                                                             --------      ---------

     Net cash used for investing activities                   (61,600)       (34,700)

Effect of foreign exchange on cash                             (9,000)          (700)
                                                             --------      ---------

Net increase (decrease) in cash and cash equivalents          156,400       (116,000)

Cash and cash equivalents, beginning of period                491,000        601,800
                                                             --------      ---------

Cash and cash equivalents, end of period                     $647,400      $ 485,800
                                                             --------      ---------
                                                             --------      ---------

Supplemental disclosure of cash flow information:

   Interest paid                                             $    250      $       -
                                                             --------      ---------
                                                             --------      ---------

   Income taxes paid                                         $102,160      $  78,500
                                                             --------      ---------
                                                             --------      ---------

           See accompanying notes to consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF
 SIGNIFICANT ACCOUNTING POLICIES:

North American Scientific, Inc. manufactures and distributes a line of low-level radiation sources and standards. References to the "Company" include both the parent company and its subsidiary. There are no significant operations in Canada.

BASIS OF PRESENTATION

The consolidated financial statements have been prepared by North American Scientific, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 1996 and April 30, 1995, and the results of operations and cash flows for the same periods.

INVENTORIES

Inventories are valued at the lower-of-cost or market. Cost is determined using the first-in-first-out method.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto. Dollar amounts specified herein refer to U.S. dollars.

SECOND QUARTER ENDING APRIL 30, 1996 COMPARED WITH SECOND QUARTER ENDING APRIL 30, 1995

     Net sales in the second quarter increased from $408,000 for the 1995 period to $580,800 for the 1996 period under review, an increase of approximately 42%, as a result of the Company's continued sales efforts in both domestic and foreign markets. Net income increased from $32,500, or $0.01 per share, in the 1995 period, to a net income of $63,200, or $0.02 per share, in the 1996 fiscal
period, an increase of 94%.   Net sales for the first six months increased from
$783,800 for the 1995 period to $1,194,300 for the 1996 period, an increase of approximately 52%. Net income for the first six months increased from $64,600, or $0.02 per share, in the 1995 period, to a net income of $145,700, or $0.05 per share, in the 1996 fiscal period, and increase of 126%.

     For the second quarter cost of goods sold increased from $195,300 in 1995 to $263,200 in the 1996 fiscal period, an increase of approximately 35%. This increase was generally consistent with the increase in net sales. For the six month period comparison, cost of goods sold increased from $372,600 in 1995 to $606,800 in the 1996 fiscal period, an increase of approximately 63%. This increase was generally consistent with the increase in net sales.

     For the second quarter, general and administrative expenses increased from $154,400 in 1995 to $263,200 in the 1996 fiscal period, an increase of approximately 34%. For the six month comparison, general and administrative expenses increased from $313,300 in 1995 to $355,400 in the 1996 fiscal period, an increase of approximately 13%. The increase in general and administrative expenses for the second quarter and six month fiscal 1996 periods was primarily a result of one time legal expenses associated with the Company's U.S. stock registration and increased rent expense due to facility expansion.


LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1995, the Company had cash and short-term deposits aggregating approximately $647,400, compared to $485,800 at April 30, 1995. To date, the Company's short-term liquidity needs have generally consisted of operating capital to finance growth in trade accounts receivable and inventories. The Company has satisfied these needs primarily through a combination of private and public equity financings and from cash generated by operations. The Company has no long-term debt and has not had, or had the need for, a line of credit or similar arrangement with a bank. Management anticipates that the Company's continued growth will be funded from operations and believes that it will continue to have sufficient cash resources from operations to fund its cash needs.

     For the six month period ended April 30, 1996, cash flow from operations generated approximately $227,000 compared to using $80,600 for the comparable 1995 period. Cash flow in investing activities used approximately $61,600 in the 1996 fiscal period compared to $34,700 in the comparable 1995 period. The increased use of cash for investing activities in the current period resulted from equipment purchases.

SEASONALITY

     The Company's business is not significantly impacted by seasonal fluctuations. However, the first quarter of each fiscal year has traditionally seen relatively slower demand associated with the holiday season.

IMPACT OF INFLATION

     The impact of inflation on the Company's operations is not significant.

                            PART II OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-QSB for any of the three months ended April 30, 1996, except as follows:

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 1996, the company held its 1996 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 1997 Annual Meeting of Stockholders: Irwin J. Gruverman, L. Michael Cutrer,
Dr. Allan M. Green, Larry Berkin and Michael C. Lee. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

     Nominee               For              Withheld          Abstained
     -------               ---              --------          ---------
     Gruverman           2,106,825             0               21,000

     Cutrer              2,106,825             0               21,000

     Green               2,100,625           6,200             21,000

     Berkin              2,106,825             0               21,000

     Lee                 2,106,825             0               21,000

The stockholders also voted to adopt the 1996 Stock Option Plan of the Company. 1,493,095 shares were cast for the adoption of the proposal, 20,000 shares were cast against this proposal, and 12,000 shares abstained.

The stockholders also voted to approve the ratification of the selection of Price Waterhouse LLP as independent auditors for the Company for the fiscal year ending October 31, 1996. 2,068,865 shares were cast for such selection, no shares were cast against such selection, and 5,450 shares abstained.

575,770 Broker nonvotes were received in connection with the vote upon the 1996 Stock Option Plan.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - The following Exhibits are filed herewith:

          Exhibit (27) - financial Data Schedule (EDGAR only)

b) Reports on Form 8-K - No such reports were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NORTH AMERICAN SCIENTIFIC, INC.
                                        --------------------------------------
                                            (Registrant)


Date                               By:  /s/   L. Michael Cutrer
     ---------------------------        --------------------------------------
                                        L. Michael Cutrer
                                        President and Chief Executive Officer
                                        (Principal Executive, Accounting and
                                        Financial Officer)