Form 10QSB
period 1996-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 1996-09-05
CIK 949876

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
(Mark One)

             /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the quarterly period ended July 31, 1996

                                          or

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

    At September 4, 1996, there were 2,983,201 shares of the registrant's common stock outstanding.

                           NORTH AMERICAN SCIENTIFIC, INC.

                          THIRD QUARTER ENDED JULY 31, 1996


DESCRIPTION                                                                 PAGE
- -----------                                                                 ----

PART I   FINANCIAL INFORMATION


         Item 1.   Consolidated Financial Statements

                   CONSOLIDATED BALANCE SHEET                                1
                        July 31, 1996 and October 31, 1995

                   CONSOLIDATED STATEMENT OF OPERATIONS                      2
                        9 months and 3 months. ended July 31, 1996
                        and July 31, 1995

                   CONSOLIDATED STATEMENTS OF CASH FLOWS                     3
                        9 months ended July 31, 1996 and July 31, 1995

                   NOTES TO FINANCIAL STATEMENTS                             4

         Item 2.   Managements's Discussion and Analysis of Financial        5
                   Condition and Results of Operations


PART II  OTHER INFORMATION                                                   7

         Item 1.   Legal Proceedings                                         7

         Item 6.   Exhibits and Reports on Form 8-K                          7

                      NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                                                                October 31,     July 31,
                                                                   1995           1996
                                                                   ----           ----
                                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                   $   491,000    $   668,100
   Investments                                                      25,000         25,600
   Accounts receivable, less allowance for doubtful
    accounts of $1,700 and $1,700, respectively                    488,300        583,800
   Inventories                                                     148,100        174,700
   Prepaid expenses and other current assets                        13,400         25,600
                                                               -----------    -----------

            Total current assets                                 1,165,800      1,477,800

Equipment and leasehold improvements, net                           86,100        183,000
Deposits and other assets                                           39,300         41,200
                                                               -----------    -----------

                                                               $ 1,291,200    $ 1,702,000
                                                               -----------    -----------
                                                               -----------    -----------


                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                            $    42,200    $   159,100
   Accrued expenses                                                 78,100         69,100
   Income taxes payable                                             54,400        104,600
                                                               -----------    -----------

            Total current liabilities                              174,700        332,800


Stockholder's equity:
   Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares, no shares issued                        -              -
   Common stock, par value $.01 per share; authorized
    10,000,000 shares; 2,983,201 shares issued and
    outstanding at October 31, 1995 and
    July 31, 1996                                                   29,800         29,800
   Additional paid-in capital                                    2,105,100      2,105,100
   Accumulated deficit                                          (1,010,200)      (748,700)
   Cumulative translation adjustment                                (8,200)       (17,000)
                                                               -----------    -----------

            Total stockholder's equity                           1,116,500      1,369,200
                                                               -----------    -----------

                                                               $ 1,291,200    $ 1,702,000
                                                               -----------    -----------
                                                               -----------    -----------

        See accompanying notes to consolidated financial statements.

                     NORTH AMERICAN SCIENTIFIC, INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (unaudited)


                                                            Nine Months Ended            Three Months Ended
                                                                 July 31,                    July 31,
                                                           --------------------         -------------------
                                                           1996            1995         1996           1995
                                                           ----            ----         ----           ----

Net sales                                             $2,030,600      $1,226,100      $  836,300      $  442,400
Cost of goods sold                                     1,024,500         608,100         417,700         235,500
                                                      ----------      ----------      ----------      ----------

     Gross profit                                      1,006,100         618,000         418,600         206,900

Research and development expenses                          9,500               -             600               -
General and administrative expenses                      574,200         522,600         218,800         209,300
                                                      ----------      ----------      ----------      ----------

     Income from operations                              422,400          95,400         199,200          (2,400)


Interest and other income                                 15,400           5,900           4,800             700
                                                      ----------      ----------      ----------      ----------

      Income from continuing operations
       before income taxes                               437,800         101,300         204,000          (1,700)


Income taxes                                             176,300          58,400          88,200          19,600
                                                      ----------      ----------      ----------      ----------

     Net income for period                            $  261,500      $   43,300      $  115,800      $  (21,300)
                                                      ----------      ----------      ----------      ----------
                                                      ----------      ----------      ----------      ----------


Earnings per share:

     Net earnings per share                           $      .09      $      .01      $      .04      $     (.01)
                                                      ----------      ----------      ----------      ----------
                                                      ----------      ----------      ----------      ----------

Weighted average number of shares outstanding          2,983,201       2,966,856       2,983,201       2,966,856
                                                      ----------      ----------      ----------      ----------
                                                      ----------      ----------      ----------      ----------

      See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN SCIENTIFIC, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited)


                                                                    Nine Months
                                                                   Ended July 31,
                                                                -------------------
                                                                1996           1995
                                                                ----           ----

Cash flows from operating activities:
  Net income                                              $  261,500     $   43,300
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization                            35,100         32,400
     Changes in assets and liabilities:
       Accounts receivable                                   (95,500)        14,400
       Inventories                                           (26,600)      (107,600)
       Prepaid expenses and other current assets             (12,200)        (6,700)
       Deposits and other assets                              (1,900)       (15,100)
       Accounts payable                                      116,900        (24,000)
       Accrued expenses                                       (9,000)       (32,100)
       Income taxes payable                                   50,200        (20,500)
                                                          ----------     ----------

       Total adjustments                                      57,000       (159,200)
                                                          ----------     ----------

  Net cash provided (used) by operating activities           318,500       (115,900)


Cash flows from investing activities:
  Purchase of fixed assets                                  (131,400)       (46,200)
                                                          ----------     ----------

   Net cash used for investing activities                   (131,400)       (46,200)

Cash provided by financing activities:
   Issuance of common shares                                       -         23,900

Effect of foreign exchange on cash                           (10,000)        (3,700)
                                                          ----------     ----------

Net increase (decrease) in cash and cash equivalents         177,100       (141,900)

Cash and cash equivalents, beginning of period               491,000        601,800
                                                          ----------     ----------

Cash and cash equivalents, end of period                  $  668,100     $  459,900
                                                          ----------     ----------
                                                          ----------     ----------

Supplemental disclosure of cash flow information:

  Interest paid                                           $      625     $    1,400
                                                          ----------     ----------
                                                          ----------     ----------

  Income taxes paid                                       $  126,060     $   78,500
                                                          ----------     ----------
                                                          ----------     ----------

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 1996 and July 31, 1995, and the results of operations and cash flows for the same periods.

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

    The Company cautions readers that any forward-looking statements which are included, or which may be deemed to be included, in this report are estimates of future performance and are highly dependent upon a number of important factors which could cause actual results to differ materially from such statements or any other statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions: the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

    Net sales increased to $836,300 for the three-month period ending July 31, 1996, an increase of approximately 89%, compared to $442,400 for the comparable 1995 period, as a result of the Company's continued sales efforts in both domestic and foreign markets. Net income increased to $115,800, or $0.04 per share, in the three-month 1996 fiscal period compared to a loss of $21,300, or $0.01 per share, in the comparable 1995 period. Net sales for the first nine-months of 1996 increased to $2,030,600 from $1,226,100 for the comparable 1995 period, an increase of approximately 66%. Net income for the first nine months increased to $261,400, or $0.09 per share, compared to $43,300, or $0.01 per share for the comparable 1995, an increase of 504%.

    For the third quarter of 1996, cost of goods sold increased to $417,700 compared to $209,300 in the comparable 1995 fiscal period, an increase of approximately 77%. A portion of the increase is consistent with the increase in net sales during the period although the Company began to benefit from economies of scale. For the nine-month period, cost of goods sold increased to $1,024,500 in the 1996 fiscal period compared to $608,100 in the 1995 period, an increase of approximately 68%. This increase was generally consistent with the increase in net sales.

    General and administrative expenses increased from $209,300 in 1995 to $218,800 in the 1996 fiscal year, an increase of approximately 5%. For the nine month comparison, general and administrative expenses increased from $522,600 in 1995 to $574,200 in the 1996 fiscal period, an increase of approximately 10%. This increase in general and administrative expenses for the quarter under review was primarily the result of increased rental expense associated with facility expansion. The increase for the nine-month period was primarily the result of increased rental expense and increased travel expenses associated with sales and promotional activities. As a percentage of net sales, general and administrative expenses have decreased significantly.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 1996, the Company had cash and short-term deposits aggregating approximately $668,100, compared to $459,900 at July 31, 1995. To date, the Company's short-term liquidity needs have generally consisted of operating capital to finance growth in trade accounts receivable and inventories. The Company has satisfied these needs primarily through a combination of private and public equity financings and from cash generated by operations. The Company has no long-term debt and has not had, or had the need for, a line of credit or similar arrangement with a bank. Management believes that it will continue to have sufficient cash resources from operations to fund its cash needs.

    For the nine-month period ended July 31, 1996, cash flow from operations generated $318,500 compared to using $115,900 for the comparable 1995 period. Cash flow in investing activities used approximately $131,400 in the 1996 fiscal year compared to using $46,200 in the 1995 fiscal year. The increased use of cash for investing activities in the current period resulted primarily from purchases of quality control and production equipment.

SEASONALITY

    The Company's business is not significantly impacted by seasonal fluctuations. However, the first quarter of each fiscal year has traditionally seen relatively slower demand associated with the holiday season.

IMPACT OF INFLATION

    The impact of inflation on the Company's operations is not significant.

                              PART II  OTHER INFORMATION

The Company was not required to report the information pursuant to Items 2 through 5 of Part II of Form 10-QSB for the three-month period ended July 31, 1996.

ITEM 1.  LEGAL PROCEEDINGS

    In June 1996, an action was commenced in the United States District Court for the Eastern District of Virginia entitled BEST INDUSTRIES, INC. V. CIS BIO INTERNATIONAL, INC. ET. AL, Civil Action No. 96-737-A. In addition to naming CIS Bio International, its subsidiary CIS-US, Inc. and certain individual officers and directors of those companies, the complaint also named the Company and L. Michael Cutrer as defendants. The complaint seeks equitable relief, ordinary damages of $50 million and punitive damages of up to $10 million, on the basis of various allegations with respect to alleged misappropriation and misuse by the defendants of certain purported trade secrets of the plaintiff, the alleged tortious interference with the plaintiff's business relations and the alleged defamation of plaintiff's character and professional standing. The Company has filed an answer to the complaint denying any liability to the plaintiff with respect to any of the allegations contained in the complaint and discovery began in August 1996. The Company believes the allegations contained in the complaint are without merit and intends to vigorously defend this action.

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


                                NORTH AMERICAN SCIENTIFIC, INC.
                                -------------------------------
                                         (Registrant)



Date  September 5, 1996         By:  /s/   L. Michael Cutrer
     -------------------           ---------------------------------------------

                                L. Michael Cutrer
                                President and Chief Executive Officer
                                (Principal Executive, Accounting and
                                Financial Officer)