Form 10KSB40
period 1996-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 1997-01-21
CIK 949876

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    (NO FEE REQUIRED)
    For the fiscal year ended October 31, 1996

    or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    (NO FEE REQUIRED)

    Commission file number  0-26670

                           NORTH AMERICAN SCIENTIFIC, INC.
             (Name of small business issuer as specified in its charter)

               Delaware                                51-0366422
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


          7435 Greenbush Avenue                          91605
           North Hollywood, CA                        (Zip Code)
(Address of principal executive offices)




                   Issuer's telephone number, including area code:
                                    (818) 503-9201

      Securities registered pursuant to Section 12(b) of the Exchange Act: None.

         Securities registered pursuant to Section 12(g) of the Exchange Act:

                       COMMON STOCK, PAR VALUE $0.01 PER SHARE
--------------------------------------------------------------------------------
                                   (Title of Class)

--------------------------------------------------------------------------------
                                   (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ----

     Issuer's revenues for its most recent fisal year were $3,063,300

     At January 15, 1997, there were 3,028,201 shares of the registrant's common stock outstanding. As of said date the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sale price on such date) was approximately $3,725,776.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes     No  X
                                                        ---    ---

                                  TABLE OF CONTENTS

PART I    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

          Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . .  2

          Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . .  4

          Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .  4

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .  4

PART II   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

          Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS . . . . . . . . . . . . . . . . . . . . . . . .  5

          Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATION . . . . . . . . . . . . . . . . . . . . . . .  5

          Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .  7

          Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . 18

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                    EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 18

          Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . 19

          Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . 20

          Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . 21

          Item 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . 21

                                        PART I

Item 1.   DESCRIPTION OF BUSINESS

     Through its wholly-owned subsidiary North American Scientific, Inc., a California corporation, North American Scientific, Inc., a Delaware corporation (the "Company"), manufactures and markets a broad line of low-level radiation sources and standards. The Company's products are used in the field of nuclear medicine by hospitals, medical centers and universities in connection with imaging examinations and disease detection, and also are utilized by nuclear utility companies, U.S. government facilities and industrial users to assist in the monitoring of effluents being released from their respective facilities to ensure the safety of personnel and the surrounding communities. The Company was originally incorporated under the Company Act of British Columbia, Canada in 1987 as Triple R Resources Corp. The corporate name was changed to Uptown Industries Corp. in 1989, and to its current name in 1990. The Company was continued as a Canadian federal corporation under the Canadian Business Corporation Act in 1994, and became a Delaware corporation on April 20, 1995.

RADIATION CALIBRATION AND REFERENCE SOURCE INDUSTRY

     Radioactivity is a natural physical property. Each radioactive isotope ("radioisotope") radiates energy characteristic to that specific isotope. Radiation detection instrumentation monitors the emitted radiation from a given sample (i.e., soil, air, water, etc.) to identify and quantify the radioisotopes present in that sample. In order to determine a particular instrument's efficiency, an accurately measured and contained amount of a radioactive isotope is required to serve as a calibration reference standard. Each type of sample being monitored by an instrument typically requires a radiation source standard of identical form and geometry to the sample. The fact that a radiation standard and sample geometry preferably must be identical, combined with the existence of several hundred radioisotopes, results in the need for a great many different radiation standards.

PRODUCTS

     The Company's principal products are its radiation sources and standards, which are used in a variety of areas for calibration, measurement and control.

     STANDARDS FOR NUCLEAR MEDICINE

     Nuclear medicine is practiced at over 5,000 U.S. hospitals. Consistent performance of imaging and calibration instrumentation is crucial to successful diagnostics and patient management and cannot be maintained without extensive calibration programs. The Company supplies many of the required types of sources and standards.

     STANDARDS FOR ENVIRONMENTAL MONITORING AND ANALYSIS

     The Company manufactures both uniform products and customized products for commercial laboratories serving the environmental sector. Calibration standards are critical for accurate environmental analysis of unknown samples collected in the field.

     STANDARDS FOR INDUSTRIAL APPLICATIONS

     The Company's products have a variety of industrial uses, ranging from measuring the thickness of materials and gauging fluid levels to electronics stabilization and calibration.

     STANDARDS FOR GOVERNMENT AGENCIES AND RESEARCH FACILITIES

     The Company makes standards available to various organizations including certain government agency contractors and laboratories. These standards are often designed to meet special requirements, customized configurations or special processing services.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenses were $15,000 and $0 for the fiscal years ended October 31, 1996 and 1995, respectively. During the 1995 fiscal year, the Company focused upon production and administration activities. The Company began to re-focus on research and development during 1996 and expects to continue to do so.


MARKETING AND SALES

     The Company's products are sold through a select group of representatives and distributors in North America, Europe and the Far East. The Company supports its products with a full product catalog, advertising and telemarketing and through trade shows. The Company engages in direct selling to end users and also sells to equipment manufacturers for inclusion in their product lines. In June 1995, the Company entered into an agreement with CIS-US, a Massachusetts based division of CIS-Biointernational, a French company, pursuant to which the Company serves as the manufacturer of CIS's nuclear medicine source product line and CIS acts as the exclusive distributor in the U.S. and Canada for some of the Company's nuclear medicine product line.

     The Company's customers are governmental and private organizations. During the 1996 fiscal year, revenues from two customers accounted for 65% of total revenues. During the 1995 fiscal year two customers accounted for 35% of the Company's revenues.

MANUFACTURING

     Radioisotopes are purchased primarily from government facilities around the world or are manufactured by irradiation of target materials in third-party commercial facilities. The Company radiochemically processes and purifies these isotopes in its laboratories. Once purified, these materials are further processed and contained and calibrated by the Company.

     The Company is dependent upon a limited number of outside unaffiliated suppliers for its radioisotopes, the principal of which are Nordion International, Inc. and The Los Alamos National Laboratories. To date, the Company has generally been able to obtain required radioisotopes for its products as needed. The Company believes that it will be able to continue to obtain required radioisotopes from these or other sources, although there can be no assurance thereof. The delay or unavailability of radioisotopes would have a material adverse effect on the Company's production and sales levels.

     As stated under "Marketing and Sales," above, in addition to manufacturing its own products, the Company manufactures certain products for CIS-US.

     The Company considers compliance with environment laws a normal business practice and therefore does not consider the costs of compliance to be material.

COMPETITION

     The radiation reference source industry is subject to intense competition. Most of the Company's major competitors are substantially larger in size and have greater financial resources than the Company. Foremost among its competitors is Amersham International, a public company headquartered in England, which the Company believes has the dominant position in the market for non-medical related products, and Dupont, which the Company believes has the dominant position in the medical related product market. The Company believes, however, that it competes favorably with these and its other competitors on the basis of price, a diverse product line, customer service, quality and delivery time. There can be no assurance, however, that the Company will be able to continue to successfully compete with its competitors.

PATENTS AND TRADEMARKS

     The Company has no patents or trademarks, although it has one patent application pending with the U.S. Patent Office covering a radioisotope-based imaging device.

GOVERNMENT REGULATION

     The research and development, manufacturing and marketing of the Company's products are subject to regulation by the California Department of Health, the federal Nuclear Regulatory Commission ("NRC") and certain so-called "Agreement States" (which have chosen to regulate radioactive products on a state basis by promulgating standards at least equal to the standards imposed by the NRC at the federal level) in the United States, and by comparable authorities in other countries. The Company operates under a license issued by the California Department of Health, which regulates, among other things, the manufacture, labeling, record keeping and storage of the Company's products and inventories.

EMPLOYEES

     As of January 15, 1997, the Company had 13 full-time employees and one part-time employee, none of whom are represented by a labor union. Management believes its relations with the Company's employees to be good.

ACCUMULATED DEFICIT

     At October 31, 1996, the Company's balance sheet reflected an accumulated deficit of approximately $597,100, approximately $624,000 of which is directly attributable to a non-cash charge to income incurred in connection with the release of certain escrowed shares during the 1994 fiscal year, and approximately $300,000 of which represented a deficit incurred by the Company's predecessor.

Item 2.   DESCRIPTION OF PROPERTY

     The principal executive offices and manufacturing facilities of the Company are located in a 16,200 square foot facility in North Hollywood, California. This facility is leased from an unaffiliated lessor under a three-year lease, which was renewed in November 1995, with the addition of 7,500 square feet of space. The Company believes these facilities to be adequate to meet anticipated production levels.

Item 3.   LEGAL PROCEEDINGS

     In June 1996, an action was commenced in the United States District Court for the Eastern District of Virginia entitled BEST INDUSTRIES, INC. V CIS BIO INTERNATIONAL, INC., ET.AL., Civil Action No. 96-737-A. In addition to naming CIS Bio International, its subsidiary CIS-US, Inc. and certain individual officers and directors of those companies, the complaint also named the Company and L. Michael Cutrer as defendants. The complaint sought equitable relief, ordinary damages of $50 million and punitive damages of up to $10 million, on the basis of various allegations with the respect to the alleged misappropriation and misuse by the defendants of certain purported trade secrets of the plaintiff, the alleged tortious interference with the plaintiff's business relations and the alleged defamation of plaintiff's character and professional standing. The Company filed an answer to the complaint denying any liability to the plaintiff with respect to any of the allegations contained in the complaint. The plaintiff filed a motion to voluntarily dismiss the case, without prejudice, which motion was granted on December 13, 1996, subject to payment of certain costs and attorneys' fees to the Company. The Company believes the allegations contained in the original complaint were without merit and, if the action is re-filed by the plaintiff, the Company intends to vigorously defend such action.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq OTC bulletin board under the symbol "NASI". Prior to December 31, 1996, the Company's Common Stock was traded on the Vancouver Stock Exchange ("VSE") under the symbol "NSX.V".
The Company sought and received voluntary delisting from the VSE effective December 31, 1996. The following table sets forth the high and low bid quotations for the Common Stock for the fiscal periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

               Fiscal 1995(1)                High           Low
               -----------                   ----           ---

               First Quarter                 $1.60          $1.00
               Second Quarter                $2.19          $1.60
               Third Quarter                 $2.14          $1.55
               Fourth Quarter                $2.02          $1.14

               Fiscal 1996(1)
               -----------

               First Quarter                 $1.64          $1.28
               Second Quarter                $1.68          $1.04
               Third Quarter                 $1.27          $0.75
               Fourth Quarter                $1.38          $0.56

---------------
(1) All amounts are stated in U.S. Dollars and have been translated on the basis of the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

     The approximate number of holders of record of Common Stock of the Company as of January 15, 1997 was 33. The Company is unable to determine the number of beneficial owners of Common Stock as of such date.

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The Company's future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto. Certain matters discussed in the Report on Form 10-KSB are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "Commission"). These statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including but not limited to the following: changing market conditions; the availability and cost of raw materials; the timely development and market acceptance of the Company's products; the impact of competitive products and pricing; and other risks detailed herein or detailed from time to time in the Company's filings with the Commission.

     FISCAL YEAR ENDING OCTOBER 31, 1996 COMPARED WITH FISCAL YEAR ENDING OCTOBER 31, 1995.

     Net sales increased to $3,063,300 for the 1996 fiscal year from $1,843,100 for the 1995 fiscal year, an increase of approximately 66%, as a result of the Company's continued sales efforts in both domestic and foreign markets. Net income increased to $413,100, or $0.14 per share, in the 1996 fiscal year, from net income of $131,700, or $0.04 per share, in the 1995 fiscal year, an increase of approximately 214%.

     Cost of goods sold increased to $1,534,200 in the 1996 fiscal year from $929,000 in the 1995 fiscal year, an increase of approximately 65%. This increase was generally consistent with the increase in net sales during the period. During the 1996 fiscal year, gross margins remained at approximately 50%.

     General and administrative expenses increased to $870,100 in the 1996 fiscal year, from $722,800 in the 1995 fiscal year, an increase of approximately 20%. This increase in general and administrative expenses was primarily a result of necessary staff additions and professional fees.


     FISCAL YEAR ENDING OCTOBER 31, 1995 COMPARED WITH FISCAL YEAR ENDING OCTOBER 31, 1994

     Net sales increased to $1,843,100 for the 1995 fiscal year from $1,397,500 for the 1994 fiscal year, an increase of approximately 32%, as a result of the continued expansion in all sectors of the Company's product lines in both domestic and foreign markets. Net income increased to $131,700, or $0.04 per share, in the 1995 fiscal year, from a net loss of $357,000, or $0.12 per share, in the 1994 fiscal year. The reported 1994 loss was the result of a non-cash compensation charge incurred in connection with the release of escrow shares.

     Cost of goods sold increased to $929,000 in the 1995 fiscal year from $597,200 in the 1994 fiscal year, an increase of approximately 56%. This increase is partially the result of the increase in net sales as well as necessary staff additions and also reflects an increase in the costs of certain raw components. Gross margin was approximately 50% during the 1995 fiscal year.

     General and administrative expenses increased to $722,800 in the 1995 fiscal year from $517,400 in the 1994 fiscal year, an increase of approximately 40%. This increase in general and administrative expenses was primarily a result of necessary staff additions related to the Company's revenue growth, as well as professional expenses.


     LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1996, the Company had cash and short-term deposits aggregating approximately $866,000, compared with $491,000 at October 31, 1995. To date, the Company's short-term liquidity needs have generally consisted of operating capital to finance growth in trade accounts receivable and inventories. The Company has, in recent years, satisfied these needs through cash generated by operations. The Company has no long-term debt and has not had, nor had the need for, a line of credit or similar arrangement with a bank. Management anticipates that the Company's continued growth will be funded from operations and believes that it will continue to have sufficient cash resources from operations to fund its cash needs.

     For the fiscal year ended October 31, 1996, cash flow from operations generated approximately $555,100 compared to using $61,300 for the comparable 1995 period. Cash flow in investing activities used approximately $175,100 in the 1996 fiscal year compared to $74,800 in the 1995 fiscal year. The increased use of cash for investing activities in the current period resulted from equipment purchases, building expansion and the purchase of certain interest-bearing investments. There were no financing activities during the 1996 fiscal year compared to those generating $23,900 during the 1995 fiscal year.

     SEASONALITY

     The Company's business is not significantly impacted by seasonal fluctuations. However, the first quarter of each fiscal year has traditionally seen relatively slower demand associated with the holiday season.


     IMPACT OF INFLATION

     The impact of inflation on the Company's operations is not significant.



Item 7.   FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . 8

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . 9

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . .10

Consolidated Statement of Changes in Stockholders' Equity. . . . . . . . . .11

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . .12

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .13

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
North American Scientific, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of North American Scientific, Inc. at October 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

Costa Mesa, California
January 6, 1997

                           NORTH AMERICAN SCIENTIFIC, INC.

                              CONSOLIDATED BALANCE SHEET


                                        ASSETS

                                                                        October 31,
                                                                     --------------------
                                                                   1996            1995
                                                                   ----            ----
Current assets:
   Cash and cash equivalents (Note 1)                           $   866,000    $   491,000
   Investments (Note 1)                                              26,200         25,000
   Accounts receivable, less allowance for doubtful
    accounts of $0 and $1,700, respectively                         683,200        488,300
   Inventories (Notes 1 and 2)                                      144,800        148,100
   Prepaid expenses and other current assets                         22,500         13,400
                                                                -----------    -----------

       Total current assets                                       1,742,700      1,165,800

Equipment and leasehold improvements, net (Notes 1 and 3)           215,900         86,100
Deposits and other assets                                            41,600         39,300
                                                                -----------    -----------

       Total assets                                             $ 2,000,200    $ 1,291,200
                                                                -----------    -----------
                                                                -----------    -----------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   177,300    $    42,200
   Accrued expenses                                                 139,100         78,100
   Income taxes payable                                             155,400         54,400
                                                                -----------    -----------

       Total current liabilities                                    471,800        174,700
                                                                -----------    -----------

Commitments (Note 4)

Stockholders' equity (Note 5):
   Preferred stock, par value $.01 per share; authorized
   2,000,000 shares, no shares issued                                     -              -
   Common stock, par value $.01 per share; authorized
   10,000,000 shares; 1996 and 1995 - 2,983,201 shares
   issued and outstanding                                            29,800         29,800
   Additional paid-in capital                                     2,105,100      2,105,100
   Accumulated deficit                                             (597,100)    (1,010,200)
   Cumulative translation adjustment                                 (9,400)        (8,200)
                                                                -----------    -----------

       Total stockholders' equity                                 1,528,400      1,116,500
                                                                -----------    -----------

       Total liabilities and stockholders' equity                $2,000,200     $1,291,200
                                                                -----------    -----------
                                                                -----------    -----------

                   See accompanying notes to financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                               Year Ended
                                                            Ended October 31,
                                                            -----------------
                                                          1996          1995
                                                          ----          ----

Net sales                                              $3,063,300   $1,843,100
Cost of goods sold                                      1,534,200      929,000
                                                       ----------   ----------

    Gross profit                                        1,529,100      914,100

Research and development expenses                          15,000            -
General and administrative expenses                       870,100      722,800
                                                       ----------   ----------

    Income from operations                                644,000      191,300

Interest and other income                                  20,100       35,400
                                                       ----------   ----------

    Income before provision for income taxes              664,100      226,700

Provision for income taxes (Note 7)                       251,000       95,000
                                                       ----------   ----------

    Net income for year                                $  413,100   $  131,700
                                                       ----------   ----------
                                                       ----------   ----------

Earnings per share:

    Net income per share                               $      .14   $      .04
                                                       ----------   ----------
                                                       ----------   ----------

Weighted average number of shares outstanding (Note 1)  2,983,201    2,970,703
                                                       ----------   ----------
                                                       ----------   ----------



                   See accompanying notes to financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.


              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                       Additional                   Cumulative         Total
                                          Number         Common         Paid-in     Accumulated     Translation   Stockholders'
                                          of Shares       Stock         Capital       Deficit        Adjustment       Equity
                                          ---------       -----         -------       -------        ----------       ------

Balance at October 31, 1994              2,962,701      $  29,600     $2,081,400    ($1,141,900)    ($   9,600)    $  959,500

Common stock issued upon
 exercise of stock options                  20,500            200         23,700              -              -         23,900

Net income                                       -              -              -        131,700              -        131,700

Foreign currency translation
 adjustment                                      -              -              -              -          1,400          1,400
                                         ---------      ---------     ----------    -----------     ----------     ----------

Balance at October 31, 1995              2,983,201         29,800      2,105,100     (1,010,200)        (8,200)     1,116,500

Net income                                       -              -              -        413,100              -        413,100

Foreign currency translation
 adjustment                                      -              -              -              -         (1,200)        (1,200)
                                         ---------      ---------     ----------    -----------     ----------     ----------

Balance at October 31, 1996              2,983,201      $  29,800     $2,105,100    ($  597,100)    ($   9,400)    $1,528,400
                                         ---------      ---------     ----------    -----------     ----------     ----------
                                         ---------      ---------     ----------    -----------     ----------     ----------

                   See accompanying notes to financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Year Ended
                                                              October 31,
                                                             -----------------
                                                           1996        1995
                                                           ----        ----

Cash flows from operating activities:
 Net income                                             $413,100     $131,700
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                          47,800       49,400
   Changes in assets and liabilities:
    Accounts receivable                                 (194,900)    (118,100)
    Inventories                                            3,300      (41,600)
    Prepaid expenses and other current assets             (9,100)      (3,000)
    Deposits and other assets                             (2,300)     (26,600)
    Accounts payable                                     135,100      (61,000)
    Accrued expenses                                      61,000        1,400
    Income taxes payable                                 101,000        6,500
                                                        --------     --------

         Total adjustments                               141,900     (193,000)
                                                        --------     --------

    Net cash provided by (used for) operating activities 555,000      (61,300)
                                                        --------     --------

Cash flows used in investing activities:
  Purchase of fixed assets                              (175,000)     (49,800)
  Purchase of investments                                      -      (25,000)
                                                        --------     --------

    Net cash used for investing activities              (175,000)     (74,800)
                                                        --------     --------

Cash flows from financing activities:
  Issuance of common shares for cash                           -       23,900

Effect of foreign exchange on cash                        (5,000)       1,400
                                                        --------     --------

Net increase (decrease) in cash and cash equivalents     375,000     (110,800)

Cash and cash equivalents, beginning of year             491,000      601,800
                                                        --------     --------

Cash and cash equivalents, end of year                  $866,000     $491,000
                                                        --------     --------

Supplemental disclosure of cash flow information:
  Interest paid                                           $1,000       $1,700
                                                        --------     --------
                                                        --------     --------

  Income taxes paid                                     $150,000      $78,500
                                                        --------     --------
                                                        --------     --------


                   See accompanying notes to financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF
  SIGNIFICANT ACCOUNTING POLICIES:

North American Scientific, Inc., primarily manufactures and distributes a line of low-level radiation sources and reference standards which are used in medical imaging, environmental measurement and instrument calibration procedures. They are routinely utilized by a variety of fields, including environmental study and control, medical research and nuclear medicine, biotechnology, industrial research and manufacturing, aerospace and nuclear plant monitoring. References to the "Company" include both the parent company and its subsidiary.

In April 1995, the Company moved its corporate domicile from British Colombia and reincorporated under the laws of the State of Delaware. The Certificate of Incorporation of the Delaware Corporation authorizes up to 10,000,000 shares of Common Stock, $.01 par value, and 2,000,000 shares of Preferred Stock, $.01 par value.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower-of-cost or market. Cost is determined using the first-in first-out method.

INVESTMENTS

Investments consist of highly liquid interest bearing deposits having maturities in excess of three months and are carried at cost which approximates market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method as follows:

       Furniture, fixtures and equipment                      3-7 years
       Leasehold improvements                                 Term of the lease

Maintenance and repair costs are expensed as incurred, while improvements are capitalized. Gains or losses resulting from the disposition of assets are included in income.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's operations is United States dollars. The gain or loss resulting from translation is included as a component of stockholders' equity.

NET INCOME PER COMMON SHARE

Net income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each year.

INCOME TAXES

The Company accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.


NOTE 2 - INVENTORIES:

Inventories consist principally of raw materials at October 31, 1996 and 1995.

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following:

                                                               October 31,
                                                             ----------------
                                                           1996         1995
                                                           ----         ----

      Furniture, fixtures and equipment                  $292,200    $168,700
      Leasehold improvements                              162,700     111,200
                                                         --------    --------

                                                          454,900     279,900
      Less:  Accumulated depreciation and amortization   (239,000)   (193,800)
                                                         --------    --------

                                                         $215,900    $ 86,100
                                                         --------    --------
                                                         --------    --------

NOTE 4 - COMMITMENTS:

The Company leases office space under a non-cancelable operating lease agreement. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. In fiscal year 1996, the Company expanded their leased facilities and extended their lease through December 31, 1998.

At October 31, 1996, future minimum rental payments under all operating leases are as follows:

                    1997                                 $ 97,200
                    1998                                   97,200
                    1999                                   16,200
                                                         --------

                                                         $210,600
                                                         --------
                                                         --------


Total rent expense for the years ended October 31, 1996 and 1995 was $89,800 and $64,100, respectively.


NOTE 5 - STOCKHOLDERS' EQUITY:

COMMON STOCK

The holders of shares of common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled or permitted to vote and are entitled to receive such dividends as may lawfully be declared by the Board of Directors out of funds legally available therefor and to share pro rata in any other distributions to the holders of common stock. The holders of common stock are entitled to share ratably in the assets of the Company remaining after payment of liabilities in the event of any liquidation, dissolution or winding up the affairs of the Company. There are no conversion rights, redemption or sinking fund provisions or fixed dividend rights with respect to the common stock and the holders have no preemptive rights.

PREFERRED STOCK

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights, and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

STOCK OPTIONS

Options to purchase shares of the Company's common stock have been granted to certain employees and non-employee directors. These options were granted at an exercise price equivalent to their fair market value at the date of grant. Certain options are immediately exercisable while other options vest over a period ranging from two to four years. The options expire between two and ten years from the date of grant. Certain options are subject to cancellation in the event of termination of employment. Options for 120,000 shares were exercisable as of October 31, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". FAS 123 is effective for the Company's fiscal year beginning November 1, 1996. The impact of the adoption of FAS 123 has not yet been determined.

The following table summarizes option activity through October 31, 1996:

                                                                 Exercise price
                                                                 (expressed In
                                                       Options    U.S. dollars)
                                                       -------    -------------

Balance at October 31, 1994                           99,000     1.02 - 1.47

Granted                                              237,000     1.07 - 1.68
Cancelled or expired                                 (46,100)    1.02 - 1.47
Exercised                                            (20,500)    1.13 - 1.38
                                                     -------     -----------

Balance at October 31, 1995                          269,400     1.07 - 1.68

Granted                                              300,500     1.00 - 1.42
Cancelled or expired                                (202,400)    1.29 - 1.49
Exercised                                                  -               -
                                                     -------     -----------

Balance at October 31, 1996                          367,500     1.00 - 1.42
                                                     -------     -----------
                                                     -------     -----------

ESCROW SHARES

Certain shareholders placed 750,000 shares of common stock in an escrow account of which 493,500 of these shares were released from escrow effective February 28, 1995 on the basis of the financial performance of the Company to October 31, 1994. The shares remaining in escrow at October 31, 1995 were released from escrow in fiscal year 1996. The Company recognized as a non-cash charge to income $623,800 of compensation expense in 1994 related to these shares.

NOTE 6 - SALES TO MAJOR CUSTOMERS:

Revenues from two customers each accounted for more than 10% of the Company's consolidated revenues, as follows:

                                                   1996      1995
                                                   ----      ----

  Customer A                                         -        20%
  Customer B                                        42%       15%
  Customer C                                        23%        -
                                                    ---       ---

                                                    65%       35%
                                                    ---       ---
                                                    ---       ---


NOTE 7 - INCOME TAXES:

The provision for income taxes is as follows:
                                                   1996      1995
                                                   ----      ----

  Federal                                     $ 210,400  $ 79,200
  State/Provincial income taxes                  40,600    15,800
                                              ---------  --------

                                              $ 251,000  $ 95,000
                                              ---------  --------
                                              ---------  --------

There are no significant temporary differences that would give rise to the recognition of a deferred tax asset or liability. Accordingly, the Company has not recorded a deferred tax provision.

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

                                                      1996           1995
                                                 -------------    -----------
                                                Amount        %   Amount    %
                                                ------        -   ------    -

Federal tax provision at U.S. statutory rate   $ 225,800    34%  $ 77,100  34%
State taxes, net of federal benefit               26,800     4     10,400   5
Other, net                                        (1,600)    -      7,500   3
                                               ---------    ---  --------  ---

                                               $ 251,000    38%  $ 95,000  42%
                                               ---------    ---  --------  ---
                                               ---------    ---  --------  ---

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                       PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

      Name                           Age               Position
      ----                           ---               --------

      Irwin J. Gruverman            63                 Chairman and Director

      L. Michael Cutrer             40                 Chief Executive Officer,
                                                         President and Director

      Larry Berkin                  60                 Director

      Dr. Allan M. Green            52                 Director

      Michael C. Lee                46                 Director


     Irwin J. Gruverman has been the Chairman and a Director of the Company since December 31, 1989. Mr. Gruverman has been a Partner in G&G Diagnostics Limited Partnership, a venture capital limited partnership, since 1990. Mr. Gruverman founded and has been the Chief Executive Officer, President and a director of Microfluidics International Corporation, a company that manufactures process devices for pharmaceutical and other manufacturing uses and conducts drug delivery testing, since 1982. Mr. Gruverman founded and served as the Executive Vice President of New England Nuclear, a radioactive materials business, from 1961 to 1981. Mr. Gruverman also serves as a director of InVitro International, Inc., Fiberchem International, Inc., and Endogen, Inc.

     L. Michael Cutrer has been the President and Chief Executive Officer and a Director of the Company since November 27, 1989. Prior thereto, Mr. Cutrer was a Manager of Isotope Products Laboratory, Inc., a radioisotope manufacturing company, where he managed industrial product manufacturing, research and development, from 1982 to 1990.

     Larry Berkin has been a certified public accountant with Berkin Accountancy Corporation, a company he founded, since 1968. His practice focuses primarily on management and taxation, including providing advice on operations, finances, investments, negotiations, real estate and taxes.

     Dr. Allan Mr. Green has been Vice President, Pharmaceutical/Biomedical Products for ML Strategies, Inc since 1990. ML Strategies, Inc. Is the consulting affiliate of the law firm of Mintz Levin Cohn Ferris Glovsky and Popeo PC, of which Dr. Green is of counsel. Dr. Green has formerly served as President of the Biotechnology Data Group in Cambridge, Massachusetts and as a consultant to many major pharmaceutical companies and investors in the pharmaceutical industry. Dr. Green is the author of many scientific papers in biochemistry and drug development and is well known for his Issues and Commentary series, which analyzes the competitive commercial aspects and potential markets for emerging pharmaceutical technologies. Dr. Green is a director of Sheffield Medical Technologies, Inc.

     Michael C. Lee has been the President and Chief Executive Officer of East Coast Food Products, Inc., a wholesale food distributor, since 1976. Mr. Lee is a director of Prime Spot Media, Inc.

     All directors and officers of the Company are elected annually to serve for a term of one year and until their successors are elected and qualified.


Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the Company's Chief Executive Officer for the three fiscal years ended October 31, 1996. No other officer of the Company received total annual salary and bonus in excess of $100,000 for such period.

                              SUMMARY COMPENSATION TABLE


                                                                                       Long Term
                                                                                    Compensation
                                               Annual Compensation                      Awards
                          ------------------------------------------------------    -------------
                                                                                     Securities
      Name and                                                    Other Annual       Underlying           All Other
 Principal Position        Year       Salary ($)    Bonus ($) Compensation ($)(1)    Options (#)      Compensation ($)
 ------------------        ----       ----------    --------- ------------------     -----------      ----------------

L. Michael Cutrer,        1996        $91,404       $2,500            $0                  0                   $0
Chief Executive Officer   1995        $75,673       $4,000            $0                  0                   $0
                          1994        $69,225       $4,300            $0                  0                   $0

------------------------

(1) Mr. Cutrer did not receive other compensation in aggregate exceeding $50,000 or 10% of the total of annual salary and bonus reported in the table in any of the fiscal years ended October 31, 1996, 1995 or 1994.

STOCK OPTIONS

    There were no options granted to the Chief Executive Officer during the fiscal year ended October 31, 1996. The following table sets forth information concerning options held by the Company's Chief Executive Officer at October 31, 1996:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES


                                                                   Number of
                                                                 Securities
                                                                 Underlying           Value of
                                                                  Unexercised   Unexercised In-the-
                                                                 Options at       Money Options at
                           Shares                                 FY-End (#)          FY-($)(1)
                        Acquired on             Value            Exercisable/       Exercisable/
       Name             Exercise (#)        Realized ($)         Unexercisable      Unexercisable
       ----             ------------        ------------         -------------      -------------

L. Michael Cutrer            0                     0             40,000/0              $0/0

-------------------------

(1) Calculated upon the difference between the exercise price and the fair market value at fiscal year-end.


    Effective November 1, 1996, L. Michael Cutrer was granted options exercisable for 100,000 shares of the Company's Common Stock at an exercise price of $ 1.05, the fair market value at the time of grant. The terms of the option grant provide for sixty percent (60%) of such options to vest immediately with the balance vesting 50% per year over 2 years.

COMPENSATION OF DIRECTORS

    All directors and officers of the Company are elected annually to serve for a term of one year and until their successors are elected and qualified. Upon their election in 1996, Messrs. Berkin, Green and Lee were granted stock options exercisable for 40,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on the date such directors were elected. Fifty percent (50%) of such stock options vest on the first anniversary date of the grant, with the remaining options vesting on the second anniversary date of the grant.

    During the 1996 fiscal year, the Board resolved that subject to, and effective on the date of, stockholder approval of their election as a director of the Company at each Annual Meeting of the Stockholders of the Company, each of the non-employee directors of the Company be granted options for 10,000 shares of the Company's Common Stock, exercisable at the fair market value on the business day prior to the date of such election, fifty percent (50%) of which options shall vest one year after the date of the grant, and the remaining fifty percent (50%) shall vest two years after the date of the grant.

    All directors are reimbursed for some of the expenses incurred in connection with attending Board meetings. Mr. Gruverman does not receive a salary as Chairman.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the information regarding the beneficial ownership of the Company's Common Stock as of January 15, 1997 by (i) each person who is known by the Company to own more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group:


                                          Amount and Nature of    Percent of
Name and Address (1)                      Beneficial Ownership      Ownership
--------------------                      --------------------      ---------

Irwin J. Gruverman                            324,000(2)            10.6%

L. Michael Cutrer                             322,500(3)            10.4%

Irwin A. Olian                                215,000                7.1%

Larry Berkin                                  192,800                6.4%

Dr. Allan M. Green                                  0                0.0%

Michael C. Lee                                 84,300                2.8%

All directors and executive officers          923,600(2)(3)         29.5%
as a group (5 persons)
-----------------------------

(1) Addresses of all individuals listed are c/o North American Scientific 7435 Greenbush Ave., North Hollywood, CA 91605 except for Mr. Olian whose address is 415 Caroll Canal, Venice, CA 90291.
(2) Includes 40,000 shares subject to outstanding options which are immediately exercisable.
(3) Includes 60,000 shares subject to outstanding options which are immediately exercisable; also includes 12,500 shares owned by the reporting person's spouse over which the reporting person disclaims beneficial ownership.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     EXHIBITS  DESCRIPTION OF DOCUMENTS

     3(i) Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.

     3(i)(a) Certificate of Domestication of the Registrant, incorporated by reference to Exhibit 3(i)(a) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.

     3(ii) Bylaws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.

     4.1 Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.

     10.1 Agreement dated June 9, 1995 between the Registrant and CIS-US, incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.

     10.2 Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.

     10.3 North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan

     10.4 Agreement dated as of December 11, 1996 between the Registrant and M.H. Meyerson & Co., Inc.

     21        Subsidiaries of the Registrant, incorporated by reference to
               Exhibit 21 of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.

     23.1      Consent of Price Waterhouse LLP


     (b)  Reports on Form 8-K: None.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NORTH AMERICAN SCIENTIFIC, INC.
                                             (Registrant)
Date: January 20 , 1997

                                   By: /s/   L. Michael Cutrer
                                      ----------------------------------
                                             L. Michael Cutrer
                                   Its: President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME               TITLE                          DATE
            ----               -----                          ----

/s/   Irwin J. Gruverman       Chairman of the Board          January 20, 1997
-----------------------------  and Director
     (Irwin J. Gruverman)


/s/   L. Michael Cutrer        President, Chief Executive     January 20, 1997
-----------------------------  Officer and Director
     (L. Michael Cutrer)       (Principal Executive, Financial
                               and Accounting Officer)

/s/   Larry Berkin             Director                       January 20, 1997
-----------------------------
     (Larry Berkin)


/s/   Dr. Allan M. Green       Director                       January 20, 1997
-----------------------------
     (Dr. Allan M. Green)


/s/   Michael C. Lee           Director                       January 20, 1997
-----------------------------
     (Michael C. Lee)

                                  INDEX TO EXHIBITS


Exhibits    Description of Documents                     Sequential Page Number
--------    ------------------------                     ----------------------

 3(i)       Certificate of Incorporation of
            the Registrant, incorporated by
            reference to Exhibit 3(i) of the
            Registrant's Registration
            Statement on Form 10-SB, filed
            August 22, 1995.

 3(i)(a)    Certificate of Domestication of
            the Registrant, incorporated by
            reference to Exhibit 3(i)(a) of
            the Registrant's Registration
            Statement on Form 10-SB, filed
            August 22, 1995.

 3(ii)      Bylaws of the Registrant,
            incorporated by reference to
            Exhibit 3(ii) of the Registrant's
            Registration Statement on Form
            10-SB, filed August 22, 1995.

 4.1        Certificate of Incorporation of
            the Registrant, incorporated by
            reference to Exhibit 4.1 of the
            Registrant's Registration
            Statement on Form 10-SB, filed
            August 22, 1995.

10.1        Agreement dated June 9, 1995
            between the Registrant and
            CIS-US, incorporated by reference
            to Exhibit 10.1 of the
            Registrant's Registration
            Statement on Form 10-SB, filed
            August 22, 1995.

10.2        Lease Agreement dated November
            30, 1995 between Registrant and
            Abraham Stricks, incorporated by
            reference to Exhibit 10.2 of the
            Registrant's Registration
            Statement on Form 10-SB, filed
            August 22, 1995.

10.3        North American Scientific, Inc.
            Amended and Restated 1996 Stock
            Option Plan

10.4        Agreement dated as of December 11,
            1996 between the Registrant and
            M.H. Meyerson & Co., Inc.

21          Subsidiaries of the Registrant,
            incorporated by reference to
            Exhibit 21 of the Registrant's
            Registration Statement on Form
            10-SB, filed August 22, 1995.

23.1        Consent of Price Waterhouse LLP