Form 10QSB
period 1997-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 1997-03-17
CIK 949876

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB
(Mark One)

          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended January  31, 1997

                                   or

          / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    Commission file number  0-26670

                    NORTH AMERICAN SCIENTIFIC, INC.
         (Name of small business as specified in its charter)

             Delaware                                   51-0366422
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


         7435 Greenbush Avenue
          North Hollywood, CA                             91605
 (Address of principal executive offices)              (Zip Code)


              Issuer's telephone number, including area code:
                          (818) 503-9201



    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X
No __                                                                       --

    At March 12, 1997 there were 3,028,201 shares of the registrant's common stock outstanding.

                         NORTH AMERICAN SCIENTIFIC, INC.
                         QUARTER ENDED JANUARY 31, 1997




DESCRIPTION                                                                PAGE

PART I      FINANCIAL INFORMATION


        Item 1.     Consolidated Financial Statements

                    CONSOLIDATED BALANCE SHEET
                    January 31, 1997 and October 31, 1996                     1

                    CONSOLIDATED STATEMENT OF OPERATIONS
                    January 31, 1997 and January 31, 1996                     2

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    January 31, 1997 and January 31, 1996                     3

                    NOTES TO FINANCIAL STATEMENTS                             4

        Item 2.     Management's Discussion and Analysis of Financial         5
                    Condition and Results of Operations


PART II     OTHER INFORMATION                                                 6

                           NORTH AMERICAN SCIENTIFIC, INC.

                              CONSOLIDATED BALANCE SHEET


                                        ASSETS

                                                                October 31,     January 31,
                                                                   1996             1997
                                                                -----------     -----------
                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                   $   866,000      $   893,000
   Investments                                                      26,200           26,200
   Accounts receivable, less allowance for doubtful
    accounts of $2,100 and $0 respectively                         683,200          549,000
   Inventories                                                     144,800          157,400
   Prepaid expenses and other current assets                        22,500           29,100
                                                               -----------      -----------
            Total current assets                                 1,742,700        1,654,700

Equipment and leasehold improvements, net                          215,900          218,900
Deposits and other assets                                           41,600           43,700
                                                               -----------      -----------
                                                               $ 2,000,200      $ 1,917,300
                                                               -----------      -----------
                                                               -----------      -----------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $   177,300      $   123,300
   Accrued expenses                                                139,100          111,300
   Income taxes payable                                            155,400           32,800
                                                               -----------      -----------
            Total current liabilities                              471,800          267,400


Stockholders' equity:
   Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares, no shares issued                        -               -
   Common stock, par value $.01 per share; authorized
    10,000,000 shares; 1997 - 3,028,201 shares issued
    and outstanding, 1996 - 2,983,201 shares issued
    and outstanding                                                 29,800          30,300
   Additional paid-in capital                                    2,105,100       2,154,600
   Accumulated deficit                                            (597,100)       (519,700)
   Cumulative translation adjustment                                (9,400)        (15,300)
                                                               -----------      -----------
            Total stockholders' equity                           1,528,400        1,649,900
                                                               -----------      -----------
                                                               $ 2,000,200      $ 1,917,300
                                                               -----------      -----------
                                                               -----------      -----------

                   See accompanying notes to financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (unaudited)


                                                              Three Months
                                                           Ended January 31,
                                                           -----------------
                                                           1997          1996
                                                           ----          ----


Net sales                                              $  838,900      $ 613,500
Cost of goods sold                                        438,500        343,600
                                                       ----------      ---------
     Gross profit                                         400,400        269,900


Research and development expenses                           9,900          7,900
General and administrative expenses                       288,800        148,000
                                                       ----------      ---------

     Income from operations                               101,700        114,000


Interest and other income                                   8,000          4,800
                                                       ----------      ---------

     Income from continuing operations
      before income taxes                                 109,700        118,800

Income taxes                                               32,300         36,300

       Net income for period                           $   77,400      $  82,500
                                                       ----------      ---------
                                                       ----------      ---------

Earnings per share:

       Net earnings per share                          $      .03      $     .03
                                                       ----------      ---------
                                                       ----------      ---------

Weighted average number of shares outstanding           3,013,201      2,983,201
                                                       ----------      ---------
                                                       ----------      ---------


                   See accompanying notes to financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (unaudited)

                                                                   Three Months
                                                                Ended January 31,
                                                                -----------------
                                                                1997          1996
                                                                ----          ----
Cash flows from operating activities:
  Net income                                              $   77,400     $  82,500
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization                            12,600        13,200
     Changes in assets and liabilities:
       Accounts receivable                                   134,300        44,700
       Inventories                                           (12,600)       25,400
       Prepaid expenses and other current assets              (6,600)        7,200
       Deposits and other assets                              (2,100)        2,000
       Accounts payable                                      (54,000)       50,600
       Accrued expenses                                      (27,800)      (21,700)
       Income taxes payable                                 (122,600)      (17,200)
                                                          ----------     ---------
       Total adjustments                                     (78,800)      104,200
                                                          ----------     ---------
  Net cash provided (used) by operating activities            (1,400)      186,700


Cash flows from investing activities:
  Purchase of fixed assets                                   (14,900)      (37,400)
                                                          ----------     ---------
  Net cash used for investing activities                     (14,900)      (37,400)

Cash flows from financing activities:
  Issuance of common shares for cash                          49,900             _

Effect of foreign exchange on cash                            (6,600)      (13,700)
                                                          ----------     ---------

Net increase (decrease) in cash and cash equivalents          27,000       135,600

Cash and cash equivalents, beginning of period               866,000       491,000
                                                          ----------     ---------
Cash and cash equivalents, end of period                  $  893,000     $ 626,600
                                                          ----------     ---------
                                                          ----------     ---------

Supplemental disclosure of cash flow information:

  Interest paid                                           $        -     $       -
                                                          ----------     ---------
                                                          ----------     ---------

  Income taxes paid                                       $  155,200     $  54,400
                                                          ----------     ---------
                                                          ----------     ---------


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

BASIS OF PRESENTATION

The consolidated financial statements have been prepared by North American Scientific, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.
These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of the dates set forth therein, and the results of operations and cash flows for the same periods covered thereby.

INVENTORIES

Inventories are valued at the lower-of-cost or market. Cost is determined using the first-in-first-out method.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto. Certain matters discussed in the Report on Form 10-QSB are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "Commission"). These statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including but not limited to the following: changing market conditions; the availability and cost of raw materials; the timely development and market acceptance of the Company's products; the impact of competitive products and pricing; and other risks detailed herein or detailed from time to time in the Company's filings with the Commission.

FIRST QUARTER ENDED JANUARY 31, 1997 COMPARED WITH FIRST QUARTER ENDED JANUARY 31, 1996

    Net sales increased to $838,900 for the 1997 period from $613,500 for the 1996 period, an increase of approximately 37%, as a result of the Company's continued sales efforts in both domestic and foreign markets. Net income decreased from $82,500, or $0.03 per share, in the 1996 period, to a net income of $77,400, or $0.03 per share, in the 1997 fiscal period. The decrease can be attributed primarily to certain increases in general and administrative expenses described below.

    Cost of goods sold increased to $438,500 in 1997 from $343,600 in the 1996 fiscal period, an increase of approximately 28%. This increase was generally consistent with the increase in net sales during such period but also reflected a slight reduction in cost of goods as a function of net sales resulting from certain manufacturing efficiencies implemented during the 1996 fiscal year.

    General and administrative expenses increased from $148,000 in 1996 to $288,800 in the 1997 fiscal period, an increase of approximately 95%. The increase in general and administrative expenses can be attributed primarily to a combined 518% increase in legal, promotional and other professional fees. Legal fees associated with the Company's defense against the case brought by Best Industries during 1996 continued in the period under review. Promotional fees associated with the retention of M.H. Meyerson & Company as the Company's investment banker along with other public relations efforts resulted in increased promotional expenses during the first quarter when compared to the comparable 1996 period. Other professional expenses associated with the Company's sales and marketing efforts also resulted in a significant cost increase in comparative quarterly calculations. Management believes the expenses incurred during the first quarter to be either extraordinary or one time costs and expects general and administrative expenses during the remainder of the 1997 fiscal year to be more in line with past ratios.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 1997, the Company had cash and short-term deposits aggregating approximately $893,000, compared to $626,600 at January 31, 1996. To date, the Company's short-term liquidity needs have generally consisted of operating capital to finance growth in trade accounts receivable and inventories. The Company has satisfied these needs primarily through a combination of private and public equity financings and from cash generated by operations. The Company has no long-term debt and has not had, or had the need for, a line of credit or similar arrangement with a bank. Management anticipates that the Company's continued growth will be funded from operations and believes that it will continue to have sufficient cash resources from operations to fund its cash needs.

    For the three month period ended January 31, 1997, cash flow from operations used approximately $1,400 compared to generating $186,700 for the comparable 1996 period. Cash flow in investing activities used approximately $14,900 in the 1997 fiscal year compared to $37,400 in the 1996 fiscal year.

SEASONALITY

    The Company's business is not significantly impacted by seasonal fluctuations. However, the first quarter of each fiscal year has traditionally seen relatively slower demand associated with the holiday season.

IMPACT OF INFLATION

    The impact of inflation on the Company's operations is not significant.

                         PART II      OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

    As of December 11, 1996 the Registrant entered into a letter agreement (the "Agreement") with M.H. Meyerson & Co., Inc. ("Meyerson"), pursuant to which Meyerson shall provide certain investment banking services. In partial consideration thereof, the Registrant issued to Meyerson warrants to purchase an aggregate of 150,000 shares of the Registrant's common stock at $1.625 per share (the mean between the closing offer and bid prices on the Nasdaq OTC bulletin board on December 11, 1996). The warrants vest and become exercisable in three installments, i.e. 50,000 on the date of the Agreement, 50,000 warrants 180 days thereafter, and the remaining 50,000 warrants 547 days after the date of the Agreement, in each case vesting being subject to the Agreement then being in effect. The warrants and the common stock underlying the warrants were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof.

    In addition, during the quarter ended January 31, 1997, the Company issued an aggregate of 45,000 shares pursuant to the exercise of stock options. Such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits.

       (10) Agreement dated as of December 11, 1996 between the Registrant and M.H. Meyerson & Co., Inc., incorporated by reference to Exhibit
             10.4 of the Registrant's annual report on Form 10-KSB for the fiscal year ended October 31, 1996, filed January 21, 1997.

       (27)  Financial Data Schedule (EDGAR only)


b)    Reports on Form 8-K:  None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTH AMERICAN SCIENTIFIC, INC.
                              --------------------------------
                                      (Registrant)




Date  March 14, 1997     By: /s/ L. Michael Cutrer
     ---------------         -----------------------

                         L. Michael Cutrer
                         President and Chief Executive Officer
                        (Principal Executive, Accounting and Financial Officer)