Form 10QSB
period 1997-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 1997-06-13
CIK 949876

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
(Mark One)

   /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended April 30, 1997

                                     or

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
Yes /X/   No /  /

    At June 10, 1997, there were 3,073,201 shares of the registrant's common stock outstanding.

                           NORTH AMERICAN SCIENTIFIC, INC.

                         SECOND QUARTER ENDED APRIL  30, 1997



DESCRIPTION                                                               PAGE

PART I   FINANCIAL INFORMATION


         Item 1.   Consolidated Financial Statements

                    CONSOLIDATED BALANCE SHEET
                      April 30, 1997 and October 31, 1996                     1

                    CONSOLIDATED STATEMENT OF OPERATIONS                      2
                      6 months and 3 months ended April 30, 1997
                     and April 30, 1996

                    CONSOLIDATED STATEMENT OF CASH FLOWS                      3
                      6 months ended April 30, 1997 and April 30, 1996

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               4

         Item 2.   Managements's Discussion and Analysis of Financial         5
                    Condition and Results of Operations


PART II     OTHER INFORMATION                                                 7

                                 NORTH AMERICAN SCIENTIFIC, INC.

                                   CONSOLIDATED BALANCE SHEET

                                           ASSETS

                                                           October 31,         April 30,
                                                              1996                1997
                                                          -----------         -----------
                                                                               (unaudited)
Current assets:
  Cash and cash equivalents                               $   866,000         $   873,400
  Investments                                                  26,200              26,200
  Accounts receivable, less allowance for doubtful
   accounts of $0 and $4,500 respectively                     683,200             570,300
  Inventories                                                 144,800             275,300
  Prepaid expenses and other current assets                    22,500              45,700
                                                          -----------         -----------

            Total current assets                            1,742,700           1,790,900

Equipment and leasehold improvements, net                     215,900             278,400
Deposits and other assets                                      41,600              44,600
                                                          -----------         -----------
                                                          $ 2,000,200         $ 2,113,900
                                                          -----------         -----------
                                                          -----------         -----------



                             LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                        $   272,600         $   327,500
  Accrued expenses                                             43,800              35,300
  Income taxes payable                                        155,400                  --
                                                          -----------         -----------
            Total current liabilities                         471,800             362,800


Stockholders' equity:
  Preferred stock, par value $.01 per share;
   authorized 2,000,000 shares, no shares issued                   --                  --
  Common stock, par value $.01 per share; authorized
   10,000,000 shares; 1997 - 3,028,201 shares issued
   and outstanding, 1996 - 2,983,201 shares issued
   and outstanding                                             29,800              30,300
  Additional paid-in capital                                2,105,100           2,154,600
  Accumulated deficit                                        (597,100)           (418,100)
  Cumulative translation adjustment                            (9,400)            (15,700)
                                                          -----------         -----------
            Total stockholders' equity                      1,528,400           1,751,100
                                                          -----------         -----------
                                                          $ 2,000,200         $ 2,113,900
                                                          -----------         -----------
                                                          -----------         -----------

             See accompanying notes to consolidated financial statements.

                        NORTH AMERICAN SCIENTIFIC, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                 (unaudited)



                                                      Six Months Ended             Three Months Ended
                                                          April 30,                     April 30,
                                                    -------------------            -------------------
                                                    1997           1996            1997           1996


Net sales                                        $1,769,100     $1,194,300     $  930,200     $  580,800
Cost of goods sold                                  918,000        606,800        479,500        263,200
                                                 ----------     ----------     ----------     ----------

     Gross profit                                   851,100        587,500        450,700        317,600

Research and development expenses                    15,000          8,900          5,100          1,000
General and administrative expenses                 555,000        355,400        266,200        207,400
                                                 ----------     ----------     ----------     ----------
     Income from operations                         281,100        223,200        179,400        109,200


Interest and other income                            15,800         10,600          7,800          5,800
                                                 ----------     ----------     ----------     ----------
     Income from continuing operations
     before income taxes                            296,900        233,800        187,200        115,000


Income taxes                                        117,900         88,100         85,600         51,800
                                                 ----------     ----------     ----------     ----------

     Net income for period                       $  179,000     $  145,700     $  101,600     $   63,200
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Earnings per share:

     Net earnings per share                      $      .06     $      .05     $      .03     $      .02
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Weighted average number of shares outstanding     3,020,701      2,983,201      3,028,201      2,983,201
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------





           See accompanying notes to consolidated financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (unaudited)


                                                             SIX MONTHS
                                                           ENDED APRIL 30,
                                                     ----------------------
                                                     1997              1996
                                                     ----              ----

Cash flows from operating activities:
  Net income                                     $  179,000        $  145,700
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                   24,000            25,200
     Changes in assets and liabilities:
       Accounts receivable                          112,900           101,200
       Inventories                                 (130,500)          (48,700)
       Prepaid expenses and other current assets    (23,200)           (8,500)
       Deposits and other assets                     (3,000)           (1,600)
       Accounts payable                              54,900            39,500
       Accrued expenses                              (8,500)          (11,800)
       Income taxes payable                        (155,400)          (14,000)
                                                -----------       -----------

       Total adjustments                           (128,800)           81,300
                                                -----------       -----------

  Net cash provided by operating activities          50,200           227,000

Cash flows from investing activities:
  Purchase of fixed assets                          (86,600)          (61,600)

   Net cash used for investing activities           (86,600)          (61,600)
                                                -----------       -----------

Cash flows from financing activities:
  Issuance of common shares for cash                 49,900                --

Effect of foreign exchange on cash                   (6,100)           (9,000)
                                                -----------       -----------

Net increase in cash and cash equivalents             7,400           156,400

Cash and cash equivalents, beginning of period      866,000           491,000
                                                -----------       -----------

Cash and cash equivalents, end of period         $  873,400        $  647,400
                                                -----------       -----------
                                                -----------       -----------

Supplemental disclosure of cash flow information:

  Interest paid                                  $      300        $      300
                                                -----------       -----------
                                                -----------       -----------

  Income taxes paid                              $  280,800        $  102,200
                                                -----------       -----------
                                                -----------       -----------

             See accompanying notes to consolidated financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF
 SIGNIFICANT ACCOUNTING POLICIES:

North American Scientific, Inc. (the "Company") manufactures and distributes a line of low-level radiation sources and standards. References to the "Company" include both the parent company and its subsidiary.

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 1997 and April 30, 1996, and the results of operations and cash flows for the same periods.

INVENTORIES

Inventories are valued at the lower-of-cost or market. Cost is determined using the first-in-first-out method.

RECLASSIFICATION

Certain reclassifications of previously reported amounts have been made to conform to the current year's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto. Certain matters discussed in this Report on Form 10-QSB are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) releases made by the Securities and Exchange Commission (the "Commission"). These statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including but not limited to the following: changing market conditions; the availability and cost of raw materials; the timely development and market acceptance of the Company's products; the impact of competitive products and pricing; and other risks detailed herein or detailed from time to time in the Company's filings with the Commission.

SECOND QUARTER ENDED APRIL 30, 1997 COMPARED WITH SECOND QUARTER ENDED APRIL 30, 1996

    Net sales in the second quarter increased from $580,800 for the 1996 period to $930,200 for the 1997 period under review, an increase of approximately 60%, as a result of the Company's continued sales efforts in both domestic and foreign markets. Net income increased from $63,200, or $0.02 per share, in the 1996 period, to a net income of $101,600, or $0.03 per share, in the 1997 fiscal period, an increase of 61%. Net sales for the first six months increased from $1,194,300 for the 1996 period to $1,769,100 for the 1997 period, an increase of approximately 48%. Net income for the first six months increased from $145,700, or $0.05 per share, in the 1996 period, to a net income of $179,000, or $0.06 per share, in the 1997 fiscal period, and increase of 23%.

    For the second quarter, cost of goods sold increased from $263,200 in 1996 to $479,500 in the 1997 fiscal period, an increase of approximately 82%. This increase was partially consistent with the increase in net sales although an increase in nuclide expenditures of approximately $25,000 was experienced as a result of procedural improvements to certain product lines. Management believes these expenditures will result in a reduced cost of goods for those product lines in the future. For the six month period comparison, cost of goods sold increased from $606,800 in 1996 to $918,000 in the 1997 fiscal period, an increase of approximately 51%. This increase was generally consistent with the increase in net sales although, the development efforts described above also impacted the six month numbers.

    For the second quarter, general and administrative expenses increased from $207,400 in 1996 to $266,200 in the 1997 fiscal period, an increase of approximately 28%. For the six month comparison, general and administrative expenses increased from $355,400 in 1996 to $555,000 in the 1997 fiscal period, an increase of 56%. The increase in general and administrative expenses from the second quarter and six month fiscal 1996 periods was primarily a result of one time professional fees associated with new technical sales literature along with legal expenses associated with the Company's defense of a lawsuit which was dismissed earlier in this fiscal year. General and administrative expenses as a percentage of sales decreased in the second quarter and Management believes the legal and professional costs experienced during the first six months of fiscal 1997 will begin to stabilize during the third quarter to a level more consistent with previous years.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 1997, the Company had cash and short-term deposits aggregating approximately $873,400, compared to $647,400 at April 30, 1996. To date, the Company's short-term liquidity needs have generally consisted of operating capital to finance growth in trade accounts receivable and inventories. The Company has satisfied these needs primarily through a combination of private and public equity financings and from cash generated by operations. The Company has no long-term debt and has not had, or had the need for, a line of credit or similar arrangement with a bank. Management anticipates that the Company's continued growth will be funded from operations or private sales of securities and believes that it will continue to have sufficient cash resources from such sources to fund its cash needs.

    For the six month period ended April 30, 1997, cash flow from operations generated approximately $50,200 compared to $227,000 for the comparable 1996 period. Cash flow in investing activities used approximately $86,600 in the 1997 fiscal period compared to $61,600 in the comparable 1996 period. The increased use of cash for investing activities in the current period resulted primarily from equipment purchases associated with the Company's new I-125 brachytherapy source line for treatment of prostate cancer.

 SEASONALITY

    The Company's business is not significantly impacted by seasonal fluctuations. However, the first quarter of each fiscal year has traditionally seen relatively slower demand associated with the holiday season.

IMPACT OF INFLATION

    The impact of inflation on the Company's operations is not significant.

                            PART II      OTHER INFORMATION


The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-QSB for any of the three months ended April 30, 1997, except as follows:

Item 4.   Submission of Matters to a Vote of Security Holders

On March 28, 1997, the company held its 1997 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 1998 Annual Meeting of Stockholders: Irwin J. Gruverman, L. Michael Cutrer, Dr. Allan M. Green, Larry Berkin and Michael C. Lee. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

    NOMINEE             FOR            WITHHELD       ABSTAINED

    Gruverman        2,246,318            0               0

    Cutrer           2,246,318            0               0

    Green            2,246,318            0               0

    Berkin           2,246,318            0               0

    Lee              2,246,318            0               0

The stockholders also voted to adopt an amendment to the 1996 Stock Option Plan of the Company to increase the number of shares issuable thereunder to 1,000,000. A total of 1,291,685 shares were cast for the adoption of the proposal, 34,200 shares were cast against this proposal, and 48,450 shares abstained.

The stockholders also voted to approve the ratification of the selection of Price Waterhouse LLP as independent auditors for the Company for the fiscal year ending October 31, 1997. A total of 2,246,318 shares were cast for such selection, no shares were cast against such selection, and no shares abstained.

1,324,941 broker nonvotes were received in connection with the vote upon the amendment to the 1996 Stock Option Plan.

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

                                       NORTH AMERICAN SCIENTIFIC, INC.
                                                (Registrant)



Date    June 13, 1997                  By:   /s/  L. MICHAEL CUTRER
      ------------------------            ----------------------------------
                                          L. Michael Cutrer
                                          President and Chief Executive Officer
                                          (Principal Executive, Accounting and
                                           Financial Officer)