Form 10QSB
period 1997-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 1997-09-15
CIK 949876

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB
(Mark One)

         /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1997

                                  or

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

    At September 10, 1997, there were 3,350,201 shares of the registrant's common stock outstanding.

                    NORTH AMERICAN SCIENTIFIC, INC.

                   THIRD QUARTER ENDED JULY 31, 1997




DESCRIPTION                                                                 PAGE
-----------                                                                 ----

PART I   FINANCIAL INFORMATION


         Item 1.   Consolidated Financial Statements

                   CONSOLIDATED BALANCE SHEET                                1
                     July 31, 1997 and October 31, 1996

                   CONSOLIDATED STATEMENT OF OPERATIONS                      2
                     Nine months and Three months ended July 31, 1997
                     and July 31, 1996

                   CONSOLIDATED STATEMENTS OF CASH FLOWS                     3
                     Nine months ended July 31, 1997 and July 31, 1996

                   NOTES TO FINANCIAL STATEMENTS                             4

          Item 2.  Management's Discussion and Analysis of Financial         5
                   Condition and Results of Operations


PART II    OTHER INFORMATION                                                 6

                    NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED BALANCE SHEET


                                ASSETS


                                                       October 31,  July 31,
                                                          1996        1997
                                                          ----        ----
                                                                   (unaudited)

Current assets:
    Cash and cash equivalents                        $   866,000   $ 1,887,000
    Investments                                           26,200        26,900
    Accounts receivable, less allowance for doubtful
     accounts of $0 and $4,500, respectively             683,200       467,700
    Inventories                                          144,800       380,300
    Prepaid expenses and other current assets             22,500        75,000
                                                     -----------   -----------

        Total current assets                           1,742,700     2,836,500

Equipment and leasehold improvements, net                215,900       329,900
Deposits and other assets                                 41,600        54,300
                                                     -----------   -----------

                                                     $ 2,000,200   $ 3,221,100
                                                     -----------   -----------
                                                     -----------   -----------


                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                 $   272,600   $   319,500
    Accrued expenses                                      43,800        40,900
    Income taxes payable                                 155,400             -
                                                     -----------   -----------

        Total current liabilities                        471,800       360,400


Stockholder's equity:
    Preferred stock, par value $.01 per share;
     authorized 2,000,000 shares, no shares issued             -             -
    Common stock, par value $.01 per share; authorized
     10,000,000 shares; 1997 - 3,323,301 shares issued
     and outstanding, 1996 - 2,983,201 shares issued
     and outstanding                                      29,800        33,200
    Additional paid-in capital                         2,105,100     3,220,000
    Accumulated deficit                                 (597,100)     (376,900)
    Cumulative translation adjustment                     (9,400)      (15,600)
                                                     -----------   -----------

        Total stockholder's equity                     1,528,400     2,860,700
                                                     -----------   -----------

                                                     $ 2,000,200   $ 3,221,100
                                                     -----------   -----------
                                                     -----------   -----------


     See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN SCIENTIFIC, INC.

                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (unaudited)



                                                 Nine Months Ended            Three Months Ended
                                                      JULY 31,                     July 31,
                                                -------------------           -------------------
                                                1997           1996           1997           1996
                                                ----           ----           ----           ----

Net sales                                   $2,589,500     $2,030,600     $  820,400     $  836,300
Cost of goods sold                           1,367,100      1,024,500        449,100        417,700
                                            ----------     ----------     ----------     ----------

      Gross profit                           1,222,400      1,006,100        371,300        418,600

Research and development expenses               28,400          9,500         13,400            600
General and administrative expenses            851,300        574,200        296,300        218,800
                                            ----------     ----------     ----------     ----------

      Income from operations                   342,700        422,400         61,600       199,200


Interest and other income                       32,000         15,400         16,200          4,800
                                            ----------     ----------     ----------     ----------

    Income from continuing operations
     before income taxes                       374,700        437,800         77,800        204,000


Income taxes                                   154,500        176,300         36,600         88,200
                                            ----------     ----------     ----------     ----------

    Net income for period                   $  220,200     $  261,500     $   41,200     $  115,800
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Earnings per share:

    Net earnings per share                  $      .07     $      .09     $      .01     $      .04
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Weighted average number of shares
outstanding                                  3,078,757      2,983,201      3,194,868      2,983,201
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


     See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN SCIENTIFIC, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited)

                                                               Nine Months
                                                              Ended July 31,
                                                            -----------------
                                                            1997         1996
                                                            ----         ----

Cash flows from operating activities:
  Net income                                          $  220,200   $  261,500
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                       38,900       35,100
      Changes in assets and liabilities:
       Accounts receivable                               215,500      (95,500)
       Inventories                                      (235,500)     (26,600)
       Prepaid expenses and other current assets         (52,500)     (12,200)
       Deposits and other assets                         (12,700)      (1,900)
       Accounts payable                                   46,900      116,900
       Accrued expenses                                   (2,900)      (9,000)
       Income taxes payable                             (155,400)      50,200
                                                      ----------   ----------

       Total adjustments                                (157,700)      57,000
                                                      ----------   ----------

  Net cash provided by operating activities               62,500      318,500


Cash flows from investing activities:
  Purchase of fixed assets                              (151,000)    (131,400)
                                                      ----------   ----------

    Net cash used for investing activities              (151,000)    (131,400)

Cash provided by financing activities:
    Issuance of common shares                          1,114,600            -

Effect of foreign exchange on cash                        (5,100)     (10,000)
                                                      ----------   ----------

Net increase in cash and cash equivalents              1,021,000      177,100

Cash and cash equivalents, beginning of period           866,000      491,000
                                                      ----------   ----------

Cash and cash equivalents, end of period              $1,887,000   $  668,100
                                                      ----------   ----------
                                                      ----------   ----------

Supplemental disclosure of cash flow information:

  Interest paid                                       $      800   $      600
                                                      ----------   ----------
                                                      ----------   ----------

  Income taxes paid                                   $  344,000   $  126,100
                                                      ----------   ----------
                                                      ----------   ----------


     See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN SCIENTIFIC, INC.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF
 SIGNIFICANT ACCOUNTING POLICIES:

North American Scientific, Inc. manufactures and distributes a line of low-level radiation sources and standards for medical, scientific, and industrial uses. References to the "Company" include both the parent company and its subsidiary.

BASIS OF PRESENTATION

The consolidated financial statements have been prepared by North American Scientific, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 1997 and July 31, 1996, and the results of operations and cash flows for the same periods.

INVENTORIES

Inventories are valued at the lower-of-cost or market. Cost is determined using the first-in-first-out method.

RECLASSIFICATION

Certain reclassifications of previously reported amounts have been made to conform to the current year's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto. Certain matters discussed in this Report on Form 10-QSB are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) releases made by the Commission. These statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including but not limited to the following: changing market conditions; the availability and cost of raw materials; the timing of customer's orders; the timely development and market acceptance of the Company's products; the impact of competitive products and pricing; and other risks detailed herein or detailed from time to time in the Company's filings with the Commission.


THREE AND NINE MONTH PERIODS ENDED JULY 31, 1997 COMPARED WITH THREE AND NINE MONTH PERIODS ENDED JULY 31, 1996

    Net sales decreased to $820,400 for the 1997 three month period from $836,300 for the 1996 period under review, a decrease of approximately 2%. The reduction in net sales was principally the result of a delay in shipment of approximately $100,000 of product due to delays in receipt of certain customer supplied shielded assemblies necessary for shipment. This delay was not controllable by the Company and has since been corrected. Although the Company believes this specific problem will not recur, there can be no assurance that similar delays will not be experienced in the future. The Company anticipates recognition of income from this delayed sale of product in the fourth quarter of the fiscal year. Net income decreased to $41,200, or $0.01 per share, in the 1997 period, from a net income of $115,800, or $0.04 per share in the 1996 three month period. Net sales for the first nine months increased to $2,589,500 for the 1997 period from $2,030,600 for the 1996 period, an increase of approximately 28%. Net income for the first nine months decreased to $220,200, or $0.07 per share, in the 1997 period, from a net income of $261,500, or $0.09 per share, in the 1996 period, a decrease of approximately 16%.

    For the third quarter, cost of goods sold increased to $449,100 in 1997 from $417,700 in the 1996 fiscal period, an increase of approximately 8%.
For the nine month period comparison, cost of goods sold increased to $1,367,100 in 1997 from $1,024,500 in the 1996 fiscal period, an increase of approximately 33%. While a portion of this increase was generally consistent with the increase in net sales, the Company did experience a relative increase in sales of certain relatively higher costs nuclide product lines. The Company also experienced costs associated with certain development efforts undertaken in the second quarter.

    For the third quarter, general and administrative expenses increased to $296,300 in 1997 from $218,800 in the 1996, an increase of approximately 35%. For the nine month comparison, general and administrative expenses increased to $851,300 in 1997 from $574,200 in the 1996 fiscal period, an increase of approximately 48%. The increase in general and administrative expenses in the third quarter was primarily the result of promotional expenses and professional fees, including fees associated with the Company's agreements with Mentor Corporation ("Mentor"), which provide for the investment of an aggregate of $3 million in Common and Preferred Stock of the Company by Mentor and for Mentor to distribute I-125 brachytherapy sources to be manufactured by the Company. Increased expenses for the nine month fiscal 1997 period were primarily the result of legal expenses associated with the Company's defense of a lawsuit which was voluntarily dismissed by the plaintiff earlier in this fiscal year; the expenses associated with the Mentor agreements described above; and one time professional fees associated with new technical sales literature.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 1997, the Company had cash and short-term deposits aggregating approximately $ 1,887,000, compared to $ 668,100 at July 31, 1996. The increase in the Company's cash position was primarily the result of a $1 million investment by Mentor in the Company's Common Stock. To date, the Company's short-term liquidity needs have generally consisted of operating capital to finance growth in trade accounts receivable, inventories, and new product development. The Company has satisfied these needs primarily through a combination of private and public equity financings and from cash generated by operations. The Company has no long-term debt and has not had, or had the need for, a line of credit or similar arrangement with a bank. Management anticipates that the Company's continued growth will be funded from operations or sales of securities and believes that it will continue to have sufficient cash resources from such sources to fund its cash needs.

    For the nine month period ended July 31, 1997, cash flow from operations generated approximately $ 62,500, compared to $ 318,500 for the comparable 1996 period. Cash flow in investing activities used approximately $ 151,000 in the 1997 fiscal period compared to $ 131,400 in the comparable 1996 period. The increased use of cash for investing activities in the current period resulted primarily from equipment purchases associated with the Company's I-125 brachytherapy source line for treatment of prostate cancer, which will be marketed by Mentor.




                      PART II   OTHER INFORMATION


The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-QSB for any of the three months ended July 31, 1997, except as follows:

ITEM 2.     CHANGES IN SECURITIES

c) On June 16, 1997, the Company issued 250,000 shares of its Common Stock, par value $0.01 per share, to Mentor, pursuant to the Stock Purchase Agreement attached hereto as Exhibit 10.1, at a price of $4.00 per share. The issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof, as a transaction not involving a public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits - The following Exhibits are filed herewith:

       Exhibit 10.1 - Stock Purchase Agreement dated as of June 16, 1997 between the Registrant and Mentor Corporation.

       Exhibit 10.2 - Exclusive Marketing and Distribution Agreement dated as of
                      June 16, 1997 between the Registrant and Mentor
                      Corporation.

       Exhibit 27 - Financial Data Schedule (EDGAR only)

b) Reports on Form 8-K - No such reports were filed during the quarter for which this report is filed.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NORTH AMERICAN SCIENTIFIC, INC.
                                          (Registrant)



Date   September 10, 1997         By:      \s\  L. Michael Cutrer
    ----------------------------     ----------------------------------------
                                  L. Michael Cutrer
                                  President and Chief Executive Officer
                                  (Principal Executive, Accounting and
                                  Financial Officer)