Form 10KSB40
period 1997-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 1998-01-29
CIK 949876

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 , D.C. 20549
                                     FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended October 31, 1997

                                            or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ______________

                           Commission file number 0-26670

                           NORTH AMERICAN SCIENTIFIC, INC.
                    (Name of small business issuer in its charter)


                 Delaware                               51-0366422
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


       7435 Greenbush Avenue
        North Hollywood, CA                               91605
  (Address of principal executive                       (Zip Code)
              offices)

                      Issuer's telephone number:  (818) 503-9201

           Securities registered pursuant to Section 12(b) of the Act: None.


Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.01 per share
-----------------------------------------------------------------------------
                                   (Title of class)


-----------------------------------------------------------------------------
                                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X       No
                                   -----    -----

Check if no disclosure of delinquent filers in response to item 405 of Regulation SB is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                ------
Issuer's revenues for its most recent fiscal year were $3,381,400.

At January 21, 1998, there were 4,251,201 shares of the registrant's common stock outstanding. As of said date, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sale price on such date) was approximately $82,533,649.

Documents incorporated by reference: Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders, in Part III hereof.

Transitional Small Business Disclosure Format:    Yes       No   X
                                                      ------   -----

                                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     CERTAIN MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD LOOKING AS THAT TERM IS DEFINED BY: (I) THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT") AND (II) RELEASES ISSUED BY THE SEC. THESE STATEMENTS ARE BEING MADE PURSUANT TO THE PROVISIONS OF THE 1995 ACT AND WITH THE INTENTION OF OBTAINING THE BENEFITS OF THE "SAFE HARBOR" PROVISIONS OF THE 1995 ACT. THE COMPANY CAUTIONS INVESTORS THAT ANY FORWARD LOOKING STATEMENTS MADE BY THE COMPANY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO THE RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC.

     Through its wholly-owned subsidiary North American Scientific, Inc., a California corporation, North American Scientific, Inc., a Delaware corporation (the "Company"), manufactures and markets a broad line of low-level radiation sources and standards for medical, scientific and industrial uses. The Company currently operates in two principal business areas: (i) radioactive "reference" sources, which are sealed devices containing radioactive sources used to calibrate a variety of medical and commercial equipment; and (ii) interstitial radioactive brachytherapy sources, sometimes called "seeds," which are small, implantable radioactive "pellets" used for the treatment of cancer and certain other diseases. The Company has been in the business of manufacturing radioactive sources since 1990 and recently expanded its business strategy to include the development of brachytherapy products. In June 1997, the Company entered into agreements with Mentor Corporation, a Delaware corporation ("Mentor"), pursuant to which Mentor will distribute the Company's Iodine (125) ("I(125)") brachytherapy seeds. Additionally, through its relationship with RadioMed Corporation, a Delaware corporation ("RadioMed"), the Company is expanding its presence in the field of radioactive medical devices by leveraging RadioMed's expertise in ion implantation to identify and commercialize other novel medical products and services. RadioMed is a newly-formed company in which the Company made an investment in October, 1997. For the term of the agreement between the Company and RadioMed, the Company will be the exclusive manufacturer for all of RadioMed's requirements for radioactive medical devices using ion implantation technology in North America.

     The Company was originally organized in 1987 and became a Delaware corporation on April 20, 1995.

RADIATION CALIBRATION AND REFERENCE SOURCE BUSINESS

     Radioactivity is a natural physical property. Each radioactive isotope ("radioisotope") radiates energy characteristic to that specific isotope. Radiation detection instruments monitor the emitted radiation from a given sample (i.e., soil, air, water, etc.) to identify and quantify the radioisotopes present in that sample. In order to determine a particular instrument's efficiency, an accurately measured and contained amount of a radioactive isotope is required to serve as a calibration reference standard.
 Each type of sample being monitored by an instrument typically requires a radiation source standard of identical form and geometry to the sample. The fact that a radiation standard and sample geometry preferably must be identical, combined with the existence of several hundred radioisotopes, results in the need for a great many different radiation standards.

     The Company's principal products in this business are its radiation sources and standards, which are used in a variety of areas for calibration, measurement and control.

     A.   STANDARDS FOR NUCLEAR MEDICINE

     Nuclear medicine is practiced at over 5,000 U.S. hospitals. Consistent performance of imaging and calibration instrumentation is crucial to successful diagnostics and patient management and cannot be maintained without extensive calibration programs. The Company supplies many of the required types of sources and standards.

     B.   STANDARDS FOR ENVIRONMENTAL MONITORING AND ANALYSIS

     The Company manufactures both uniform products and customized products for commercial laboratories serving the environmental sector. Calibration standards are critical for accurate environmental analysis of unknown samples collected in the field.

     c.   STANDARDS FOR INDUSTRIAL APPLICATIONS

     The Company's products have a variety of industrial uses, ranging from measuring the thickness of materials and gauging fluid levels to electronics stabilization and calibration.

     D.   STANDARDS FOR GOVERNMENT AGENCIES AND RESEARCH FACILITIES

     The Company makes standards available to various organizations including certain government agency contractors and laboratories. These standards are often designed to meet special requirements, customized configurations or special processing services.

     MARKETING AND SALES

     The Company's radiation sources are sold through a select group of representatives and distributors in North America, Europe and the Far East. The Company supports its products with a full product catalog, advertising and telemarketing and through trade shows. The Company engages in direct selling to end users and also sells to equipment manufacturers for inclusion in their product lines. In 1995, the Company entered into an agreement with CIS-US, a Massachusetts based subsidiary of CIS-Biointernational, a French company. CIS acts as the exclusive distributor in the U.S. for certain of the Company's nuclear medicine products.

     The Company's commercial customers include federal and state governmental agencies, leading medical equipment manufacturers and nuclear utilities, among others and private organizations. During the 1997 and 1996 fiscal years, revenues from two customers in this industry accounted for 71% and 65%, respectively, of total revenues.

     MANUFACTURING

     Radioisotopes are purchased primarily from government facilities around the world or are manufactured by irradiation of target materials in third-party commercial facilities. The Company radiochemically processes and purifies these isotopes in its laboratories. Once purified, these materials are further processed and contained and calibrated by the Company.

     The Company is dependent upon a limited number of outside unaffiliated suppliers for its radioisotopes, including Nordion International, Inc. and The Los Alamos National Laboratories. The Company believes that it will be able to continue to obtain required radioisotopes from these or other sources, although there can be no assurance thereof. The delay or unavailability of radioisotopes would have a material adverse effect on the Company's production and sales levels.

     COMPETITION

     The radiation reference source business is subject to intense competition. Most of the Company's major competitors are substantially larger in size and have greater financial resources than the Company. Foremost among its competitors are Amersham International, a public company headquartered in England, and Dupont. The Company believes that these companies have a dominant position in the market for radiation reference source products. However, the Company believes that it competes favorably with these and its other competitors on the basis of price, a diverse product line, customer service, quality and delivery time. In addition to the competition from other manufacturers of I(125) based products, products using alternative technologies may continue to be developed which will compete with the Company's products. There can be no assurance, however, that the Company will be able to continue to successfully compete with its competitors.

INTERSTITIAL BRACHYTHERAPY SOURCE BUSINESS

     In February 1997, the Company was granted 510(k) clearance from the FDA for an I(125) radioactive brachytherapy source which is designed for use by urologists for the treatment of prostate cancer in a brachytherapy procedure referred to as "seeding". In this brachytherapy procedure, a number of radioactive sources (currently either I(125) or Pd(103)) are inserted into the prostate, using thin, hollow needles, to treat cancerous prostatic tissue. Independent clinical studies investigating the safety and efficacy of brachytherapy have demonstrated that brachytherapy appears to be as effective as Radical Prostatectomy ("RP"), with lower incidences of side effects and at a significantly lower cost. Brachytherapy is gaining wide acceptance from the urological community as a safe and effective treatment for patients with prostate cancer at an early stage of the disease. In June 1997, the Company filed a second 510(k) application for marketing clearance of an I(125)-based seed that contains two small gold alloy markers to assist physicians in determining seed orientation and location using x-rays or fluoroscopy, which was approved by the FDA on October 28, 1997. Also, in June 1997, the Company entered into an exclusive worldwide sales and marketing relationship with Mentor for its I(125)-based brachytherapy products for the treatment of prostate cancer. Mentor is a leading provider of urology products in the United States and expects to launch the product through its urology salesforce. On August 1, 1997, the Company filed for a U.S. patent on its I(125) brachytherapy product design to be marketed by Mentor under Mentor's trade name IOGOLD-TM-. On January 5, 1998, the Company and Mentor formally launched the IOGOLD-TM- product.

     Prostate cancer is the most prevalent form of cancer in men in the United States. The American Cancer Society estimates that 317,000 new cases of prostate cancer were diagnosed in the United States in 1996 and that in excess of 40,000 deaths are attributable to prostate cancer each year. The cost of medical treatment in the United States for patients with prostate cancer is estimated to be approximately $3 billion annually. Currently, the most prevalent therapy for prostate cancer is RP, which is an invasive surgical procedure. Although effective, this therapy is costly (estimated to cost between $20,000 and $30,000), requires a two- to three-day hospital stay with several weeks of recovery time, and often results in undesired side effects, such as impotence and incontinence. A brachytherapy procedure, on the other hand, costs approximately $10,000 - $15,000, is performed on an outpatient basis under local anesthesia with a two- to three-day recovery period, and has a comparatively low incidence of side effects.

     The Company intends to develop additional medical devices that it believes will complement its I(125) brachytherapy product line. These products may include a Pd(103)-based brachytherapy seed intended for use in prostate and other cancers, as well as radioactive, biocompatible devices for therapeutic applications. In September 1997, the Company filed a 510(k) application for marketing clearance of a Pd(103)-based brachytherapy seed utilizing the Company's proprietary design.

     RadioMed is also developing devices intended for implantation in the body for treatment of various proliferative diseases or subsequent to surgery to prevent or delay re-occlusion of structures blocked by arteriosclerotic deposits or by tumors. The RadioMed devices are intended to deliver a therapeutic dose of radiation over time to reduce the risk of disease recurrence.

MENTOR RELATIONSHIP

     On June 16, 1997, the Company entered into an exclusive worldwide distribution agreement with Mentor to market and sell all I(125) brachytherapy sources for the treatment of prostate cancer, which will be marketed by Mentor under its trade name IOGOLD-TM-. Under the terms of the five year agreement, Mentor is responsible for all sales and marketing activities, including the education and training of urologists, radiation oncologists and other personnel involved in the use of brachytherapy seeds. The Company manufactures and ships the brachytherapy seeds in exchange for a fixed percentage of the sales price received by Mentor, subject to an agreed upon minimum transfer price. The agreement also provides Mentor (subject to certain conditions) with exclusive marketing and distribution rights to any Pd(103)-based brachytherapy seeds the Company may develop, and contemplates that Mentor will have the right to negotiate with the Company on future radioactive implantable devices addressing the prostate cancer market.

     Pursuant to the stock purchase agreement between the parties, Mentor purchased 250,000 shares of Common Stock at $4.00 per share, (the approximate market price of the Common Stock at the time of investment). In addition, the stock purchase agreement between the parties provides that, upon clearance by the FDA of the 510(k) application for IOGOLD-TM- Mentor will purchase $2,000,000 of Preferred Stock. At the Company's sole discretion, the Mentor Preferred Stock, if issued, may be redeemed by the Company at any time within five years after the date of issuance at par value plus any accrued and unpaid dividends. If the Company decides not to redeem the Mentor Preferred Stock, Mentor may convert the Mentor Preferred Stock, after five years from the date of issuance, into Common Stock at a conversion price of $6.00 per share, subject to adjustment for certain diluting events. In light of the Company's recent private offering of Common Stock and the redemption provisions of the Preferred Stock , the Company and Mentor may choose not to effectuate the Preferred Stock purchase.

     The Company believes that the alliance with Mentor will provide for accelerated market penetration and increased sales of I(125) brachytherapy sources without the need for developing a comprehensive sales, marketing and product training staff, while allowing the Company to focus on the manufacturing and development of additional brachytherapy products and other radioactive source materials. The Company intends to develop additional brachytherapy sources utilizing different isotopes, including Pd(103). Under the terms of the alliance, Mentor has the right to negotiate with the Company for the distribution of Pd(103) brachytherapy seeds. If the Company and Mentor are successful in negotiating terms on Pd(103) brachytherapy sources, the Company believes Mentor will hold a significant marketing advantage over other radioactive seed distributors due to the breadth of its product line.
The Company believes Mentor is the preferred distribution partner due to Mentor's reputation in the marketplace as a knowledgeable urology distribution organization. Mentor currently distributes a broad line of urology products and has a dedicated sales force targeting urologists and radiation oncologists.

     Mentor is a publicly traded company (NMS - "MNTR") which is based in Minneapolis, Minnesota. According to its Annual Report on Form 10-K for the fiscal year ended March 31, 1997, during that fiscal year Mentor had total sales of $203.4 million.

RADIOMED TRANSACTION

     On October 7, 1997, the Company and RadioMed entered into a strategic alliance which created the first entity in North America intended to provide ion implantation of radioisotopes in commercially viable quantities. RadioMed is a newly formed privately-held company which has been organized to specialize in ion implantation of radioactive elements and the development of therapeutic devices for the delivery of site-specific, low level radiation.

      RadioMed's proprietary technology will allow the Company to implant a radioactive element into virtually any substrate. A substrate is "activated" by implanting charged, radioactive elements which have been accelerated to speeds capable of penetrating the surface of the substrate, thereby fixing the radioactive element at the molecular level. Non-radioactive ion implantation is currently used to create hybrid materials for a variety of medical, commercial and industrial applications. Radiation has long been used as a therapy to control rapidly proliferating cells, such as cancer.
However, the inability to effectively administer the radiation to a localized area and to control the amount of tissue which will be destroyed has limited its potential therapeutic applications. With the recent advances in site-specific drug delivery technologies, many companies are evaluating the possibility of developing medical devices using radiation therapy. Management believes that certain disease conditions (e.g. restenosis and certain localized cancers) may best be treated by implantable, biocompatible radioactive devices and that RadioMed's proprietary ion implantation capabilities will provide a superior platform from which to develop novel, site-specific radiation therapy products.

     RadioMed's strategy is to (i) offer ion implantation services to third parties developing radioactive medical devices and (ii) develop, for its own account, proprietary therapeutic products utilizing its site-specific radiation delivery technology. RadioMed will conduct the necessary research and development efforts in order to identify new indications and the most appropriate materials to deliver therapy to such indications. The alliance provides that the Company will perform and oversee the ion implantation services and will receive payments from RadioMed for all such services.

     As part of the transaction, the Company purchased a ten-year, ten percent (10%) secured subordinated convertible note (the "Note") from RadioMed. At the Company's option, the Note is convertible into RadioMed Series A convertible preferred stock. The Series A convertible preferred stock can, in turn, be converted into a substantial minority interest of RadioMed's common stock. As a result of the agreement, RadioMed added Irwin
J. Gruverman and L. Michael Cutrer to its Board of Directors. Pursuant to the Company's agreements with RadioMed, the Company is in the process of establishing an ion implantation facility at the Company's North Hollywood, California location. The Company's commitments to RadioMed required, and may continue to require, the hiring of additional personnel.

GOVERNMENT REGULATION

     FDA REGULATION

     The manufacture and sale of the Company's products are subject to stringent government regulation in the U.S. and other countries. FDA and other governmental approvals and clearances are subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing, or withdrawal of the product from the market. The commercial distribution in the U.S. of any new products developed by the Company will be dependent upon obtaining the prior approval or clearance of the FDA, which can take many years and entail significant costs. The Company has received 510(k) clearance from the FDA for the IOGOLD-TM- product and has applied for 510(k) clearance with respect to a Pd(103)-based brachytherapy seed. No assurances can be made that such approval will be obtained on a timely basis or at all. In countries where the Company's products are not currently approved, the use or sale of the Company's products may require approval by government agencies comparable to the FDA. The process of obtaining such approvals may be lengthy, expensive and uncertain, and there can be no assurance that the necessary approvals for the marketing of the Company's products in other markets will be obtained on a timely basis or at all. The Company is also required to adhere to applicable FDA regulations for current Good Manufacturing Practices ("GMP"), including extensive record keeping and reporting and periodic inspections of its manufacturing facilities. Similar requirements are imposed by foreign governmental agencies.

     NRC AND CALIFORNIA DEPARTMENT OF HEALTH

     The Company's manufacturing operations involve the manufacturing and processing of radioactive materials, which are subject to stringent regulation. The Company operates under a license issued by the California Department of Health which is renewable every eight years. The Company's
license is subject for renewal on January 31, 1998.   The Company has already
applied for such license and expects renewal in due course. California is one of the "Agreement States" which are so named because the NRC has granted such states regulatory authority over radioactive material manufacturers provided such states have regulatory standards meeting or exceeding the standards imposed by the NRC. Users of the Company's IOGOLD-TM- product will be required to possess licenses issued by the state in which they reside (if they are Agreement States) or the NRC. Use licenses are also required by some of the foreign jurisdictions in which the Company may seek to market its products. There can be no assurance that current licenses held by the Company for its manufacturing operations will remain in force or that additional licenses required for the Company's operations will be issued. There also can be no assurance that the Company's customers will receive or retain the radioactive materials licenses required to possess and use the Company's products, including IOGOLD-TM-, or that delays in the granting of such licenses will not hinder the Company's ability to market its products. Furthermore, regulation of the Company's radioactive materials manufacturing processes involves the imposition of financial requirements related to public safety and decommissioning, and there are high costs and regulatory uncertainties associated with the disposal of radioactive waste generated by the Company's manufacturing operations. There can be no assurance that the imposition of such requirements and the costs and regulatory restrictions associated with disposal of waste will not adversely affect the Company's business, operating results and financial condition.

     Any failure to obtain and maintain regulatory approvals, licenses and permits could significantly delay the Company's marketing efforts. Furthermore, changes in or interpretations of existing regulations, or the adoption of new restrictive regulations, could adversely affect either the obtaining or timing of future regulatory approvals. Failure to comply with applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions or criminal prosecution and could materially adversely affect the Company's business, operating results and financial condition.

COMPETITION

     Significant competitors in the brachytherapy seed business include Amersham International PLC, which manufactures and sells I(125) brachytherapy sources and Theragenics Corporation, which manufacturers and sells Pd(103) brachytherapy sources through a sales and marketing relationship with Indigo Medical, Inc., a subsidiary of Johnson & Johnson.

     Certain of the Company's competitors are significantly larger than the Company and have greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, operating results and financial condition. Further, there can be no assurance that, even if the Company is able to successfully compete, that it would do so in a profitable manner.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenses were $71,800 and $15,000 for the fiscal years ended October 31, 1997 and 1996, respectively. During the 1997 fiscal year, the Company devoted significant time and effort to its I(125) brachytherapy line of products, including necessary facility expansion. During fiscal 1998, the Company expects to continue to focus research and development efforts in its medical therapeutics business as well as its radiation reference source.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company holds rights to an issued U.S. Patent on a radioisotope-based device for site localization during biopsy procedures. On August 1, 1997, the Company filed for a U.S. Patent on a radioactive brachytherapy source using multiple markers. The Company also relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or that the Company chooses not to patent. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. The disclosure to third parties of proprietary non-patented information could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

     As of January 22, 1998, North American Scientific had a total of 15 employees. Of those employees, 8 are engaged in manufacturing and 7 in general and administrative positions. The Company has currently engaged 7 temporary workers, which the Company expects will become full time positions.

BUSINESS --RISK FACTORS

Early Stage of Product Commercialization

     Certain of the Company's products are in an early stage of development and commercialization. The Company's core business historically has involved the manufacture and distribution of low-level radiation sources and reference standards for use in medical imaging, environmental measurement and instrument calibration procedures. However, the Company has recently begun to broaden its line of products to include products involved in medical therapeutics. In particular, the Company expects future revenues to be generated from sales of its I(125) brachytherapy sources, which have received 510(k) clearance from the FDA and are being marketed to physicians by Mentor for the treatment of prostate cancer under Mentor's trade name IOGOLD-TM-.
The success of the IOGOLD-TM-product will be dependent, to a large extent, on the efforts of Mentor, which will be the exclusive worldwide distributor of the product. The Company's long-term growth may be significantly affected by whether it will be able to manufacture, market and distribute the I(125) brachytherapy product, or other similar products the Company may develop, to a large portion of the medical community. The time frame necessary to accomplish this objective may be long and uncertain, and the development and production of additional medical therapeutic products, including products utilizing Pd(103), may require even longer development and clinical trial periods than the Company has experienced with the I(125) brachytherapy product.
 There can be no assurance that the Company's products in development will prove to be safe and effective in clinical trials under applicable regulatory guidelines, and clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory or reimbursement approvals. There can be no assurance that the Company will be able to manufacture the I(125) brachytherapy product at an acceptable cost and appropriate quality, that the Company will be able to develop other new products, obtain regulatory approval for such products in a cost-effective manner or that the Company will be able to increase sales in its target markets. Any failure by the Company to do so could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON MARKETING ALLIANCE

     The Company has only limited experience marketing and selling its products, and does not have experience marketing and selling its products in commercial quantities. On June 16, 1997, the Company entered into a five-year marketing and exclusive distribution agreement with Mentor, whereby Mentor agreed to market and distribute the Company's I(125) brachytherapy product under Mentor's trade name IOGOLD-TM-. As a result, future sales of the I(125) brachytherapy product will be dependent on the marketing efforts of Mentor. Mentor is marketing IOGOLD-TM- through its established sales force, which is currently dedicated to sales of Mentor's existing urology product line. This sales force will market the product to urologists and radiation oncologist on a worldwide basis. Mentor is also expected to be actively involved in the education and training of physicians in the procedures for the use of IOGOLD-TM-. The Company currently derives limited revenue from the sales of IOGOLD-TM-, yet it expects that sales of IOGOLD-TM- could constitute a significant percentage of its net sales in the foreseeable future. Any failure by Mentor to successfully market IOGOLD-TM- or other products that are manufactured by the Company and distributed by Mentor, or to successfully educate and/or train physicians in the use of the product could have a material adverse effect on the Company's sales of IOGOLD-TM- and consequently on the business, operating results and financial condition of the Company. Subject to certain limitations, Mentor also has the exclusive marketing and distribution rights to the Company's Pd(103)-based brachytherapy seeds.

     If the Company is unable to maintain its relationship with Mentor, or if the Company introduces new products for which Mentor does not act as the distributor, the Company may need to develop third party distribution channels and/or its own direct sales force, which will be time consuming and require significant resources, and there can be no assurance that the Company would be successful. The Company's failure to do so could have a material adverse effect upon its business, operating results and financial condition.
In the event that Mentor fails to achieve certain performance targets in specified territories, the Company may terminate Mentor's exclusive distribution rights in such territory or territories, in which case Mentor may have the right to independently manufacture and distribute the I(125) and Pd(103)-based brachytherapy products. The loss of the Mentor relationship could also result in the Company's inability to market its I(125) brachytherapy products under the

IOGOLD-TM- trade name. Any such inability could also have a material adverse effect on the Company's business, operating results and financial condition.

UNCERTAINTY OF MARKET ACCEPTANCE OF BRACHYTHERAPY SOURCES

     Ultrasound guided transperineal seeding, currently the most prevalent seeding technique practiced by physicians, is a relatively new treatment method for prostate cancer with a relatively low level of market penetration.
 There can be no assurance that brachytherapy will gain significant market acceptance among physicians, patients and health care payors. The success of the Company's I(125) brachytherapy product will depend on maintaining and increasing favorable perceptions by patients, doctors, health care payors and medical researchers regarding the safety, efficacy and cost effectiveness of the product. Management believes that recommendations by physicians and health care payors will be essential to increase market acceptance of seeding, and there can be no assurance that any such recommendations will be obtained. Physicians in the U.S. or elsewhere will not recommend seeding unless they conclude, based on clinical data and other factors, that it is an attractive alternative to traditional methods of prostate cancer treatment, of which RP and external beam radiation therapy ("EBRT") the most commonly used. RP has a long history as the treatment of choice for early-stage, localized prostate cancer, and many physicians have been trained in this procedure. EBRT has experienced some negative results, which could create an unfavorable public perception of radiation treatment for prostate cancer in general, and could adversely affect public acceptance of seeding. In addition, although Mentor has been granted worldwide distribution rights to the Company's I(125) brachytherapy sources to be marketed under Mentor's trade name IOGOLD-TM-, physicians in many countries, including most European countries, do not currently aggressively treat prostate cancer. The failure of the brachytherapy technique in general, or of IOGOLD-TM-in particular, to gain acceptance among physicians, patients and/or health care payors in the U.S. or elsewhere could have a material adverse effect on the business, operating results and financial condition of the Company.

MANAGEMENT OF GROWTH

     The Company's business has grown significantly over the past several years. However, there can be no assurance that the Company will continue to grow. If growth does occur, there can be no assurance the Company will be effective in managing such future growth, in expanding its facilities and operations or in retaining additional qualified personnel. In particular, the Company expects to significantly increase its production capacity in order to produce IOGOLD-TM-. This expansion of production capacity is expected to include a significant increase in the number of employees dedicated to that production. Furthermore, pursuant to the Company's agreements with RadioMed, the Company is in the process of establishing an ion implantation facility at the Company's North Hollywood, California location. The Company's commitments to RadioMed are also expected to require the hiring of additional personnel. Any failure to effectively manage growth, expand its operations or attract and retain qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's results of operations have historically varied from quarter to quarter and the Company expects that further variability may continue to occur and may be significant. In the past, operating results have varied as a result of a number of factors, including the size and timing of customer orders, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in pricing policies by the Company or its competitors, research and development expenditures, certain non-operational expenses (including litigation costs) and changes in general economic conditions. Future variability in the Company's results of operations may result from the changes in the Company's business disclosed in this Annual Report on Form 10-KSB, in particular due to the marketing of IOGOLD-TM- through the Company's relationship with Mentor.

COMPETITION

     The radiation source business is highly competitive. The Company competes with several national and international companies which are substantially larger and have greater technical, sales, marketing and financial resources than the Company. The Company has no experience in human therapeutic products and will be competing against companies with greater experience in this sector. Developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could render the Company's
products obsolete.   Furthermore, if demand for treatment of prostate cancer
increases, companies with substantially greater financial resources than the Company, as well as extensive experience in research and development, the regulatory approval process and manufacturing and marketing, may develop seeding treatments and products that are similar to the Company's I(125) brachytherapy product. There can be no assurance that such future competition will not have a material adverse effect on the Company's business, operating results and financial condition. In addition to competition from other manufacturers of I(125) based products, products using alternative technologies may continue to be developed which will compete with the Company's products. In particular, if the Company does not develop and manufacture products using Pd(103), and if Pd(103)-based products manufactured by the Company's competitors achieve greater market acceptance, the Company's failure to develop and manufacture such products could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON KEY CUSTOMERS

     Two of the Company's reference source customers accounted for 71% of the Company's total revenues in fiscal 1997. Significant customers may continue to account for a substantial percentage of the Company's sales in both its reference service and brachytherapy source businesses in the future. In particular, the Company expects that Mentor will be a significant customer in the future through the distribution of the IOGOLD-TM- brachytherapy product. There can be no assurance that such customers will maintain their volume of business with the Company. A loss of the Company's sales to such customers could have a material adverse effect on the Company's business, operating results and financial condition.

MARKET PRICE FLUCTUATIONS

     The Company has recently experienced significant variability in the market price and the trading volume of its Common Stock. In addition, the securities markets from time to time experience significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in the Company's testing and development schedules, technological innovations or new product introductions by the Company or its competitors, developments or disputes concerning patents or proprietary rights, regulatory developments in the U.S. and foreign countries, public concern as to the safety of products containing radioactive compounds and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock and the Company may experience further volatility in the market price and trading volume of the Common Stock.

EFFECT OF REIMBURSEMENT POLICIES

     A substantial percentage of the patients treated for prostate cancer in the U.S. are covered by Medicare, and, consequently, the costs of prostate cancer treatment are subject to Medicare's prescribed rates of reimbursement.
 Medicare reimbursement amounts for seeding are currently significantly less than for RP. Although seeding requires less physician time than RP, reimbursement amounts, when combined with physician familiarity with RP, provide disincentives for urologists to perform seeding. There can be no assurance that (i) current or future limitations or requirements for reimbursement by Medicare or other third party payors for prostate cancer treatment will not materially adversely affect the market for the IOGOLD-TM-product, (ii) health administration authorities outside the U.S. will provide reimbursement at acceptable levels or at all or (iii) any such reimbursement will continue at rates that enable the Company to maintain prices at levels sufficient to realize an appropriate return. The non-occurrence of any such factors could have a material adverse effect on the business, operating results and financial condition of the Company.

GOVERNMENT REGULATION

     The manufacture and sale of the Company's products are subject to stringent government regulation in the U.S. and other countries. FDA and other governmental approvals and clearances are subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market. The commercial distribution in the U.S. of any new products developed by the Company will be dependent upon obtaining the prior approval or clearance of the FDA, which can take many years and entail significant costs. The Company has received FDA approval to market the IOGOLD-TM- product and has applied for 510(k) clearance for a Pd(103)-based brachytherapy seed. No assurances can be made that any such approval will be obtained on a timely basis or at all.
In countries where the Company's products are not currently approved, the use or sale of the Company's products may require approval by government agencies comparable to the FDA. The process of obtaining such approvals may be lengthy, expensive and uncertain. There can be no assurance that the necessary approvals for the marketing of the Company's products in other markets will be obtained on a timely basis or at all. The Company is also required to adhere to applicable FDA regulations for current Good
Manufacturing Practices ("GMP"), including extensive record keeping and reporting and periodic inspections of its manufacturing facilities. Similar requirements are imposed by governmental agencies in other countries.

     The Company's manufacturing operations involve the manufacturing and processing of radioactive materials, which are subject to stringent regulation. The Company operates under a license issued by the California Department of Health which is renewable every eight years. The Company has already applied for such license and expects renewal in due course. California is one of the "Agreement States" which are so named because the U.S. Nuclear Regulatory Commission (the "NRC") has granted such states regulatory authority over radioactive material manufacturers provided such states have regulatory standards meeting or exceeding the standards imposed by the NRC. The users of the Company's IOGOLD-TM- product will be required to possess licenses issued by the state in which they reside (if such states are Agreement States) or the NRC. Use licenses are also required by some of the foreign jurisdictions in which the Company may seek to market its products. There can be no assurance that current licenses held by the Company for its manufacturing operations will remain in force or that additional licenses required for the Company's operations will be issued. There also can be no assurance that the Company's customers will receive or retain the radioactive materials licenses required to possess and use the Company's products, including IOGOLD-TM-, or that delays in the granting of such licenses will not hinder the Company's ability to market its products. Furthermore, regulation of the Company's radioactive materials manufacturing processes involves the imposition of financial requirements related to public safety and decommissioning, and there are high costs and regulatory uncertainties associated with the disposal of radioactive waste generated by the Company's manufacturing operations. There can be no assurance that the imposition of such requirements and the costs and regulatory restrictions associated with disposal of waste will not adversely affect the Company's business, operating results and financial condition.

     Any failure to obtain and maintain regulatory approvals, licenses and permits could significantly delay the Company's marketing efforts. Furthermore, changes in or interpretations of existing regulations, or the adoption of new restrictive regulations, could adversely affect either the obtaining or timing of future regulatory approvals. Failure to comply with applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions or criminal prosecution and could materially adversely affect the Company's business, operating results and financial condition.

NEED FOR FUTURE CAPITAL

     The Company's capital requirements have been and are expected to continue to be significant. The Company plans to use its existing cash resources to fund expansion of its production capacity in connection with the production of the IOGOLD-TM- product and to set up a manufacturing capability for the production of ion implantation devices pursuant to the Company's
manufacturing and supply agreement with RadioMed.   Although management
believes the Company's existing capital resources, available credit and future operating cash flows, will be sufficient to fund the Company's planned expansion over the next 24 months, there can be no assurance that such sources will be sufficient to fund its planned expansion. The Company may also require further capital for the purchase of complementary businesses, technologies or products and for additional investment in RadioMed. The Company's capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting the proprietary rights of the Company and the time and expense involved in obtaining required regulatory approval to market IOGOLD-TM- in new markets or similar approvals for new products the Company may develop.

INTELLECTUAL PROPERTY RIGHTS; DEPENDENCE ON TRADE SECRETS

     The Company's success will depend, in part, on its ability to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. The Company holds rights to an issued U.S. patent on a radioisotope-based device for site localization during biopsy procedures. On August 1, 1997, the Company filed for a U.S. patent on a radioactive brachytherapy source using multiple markers. There can be no assurance that rights under patents held by or licensed to the Company will provide it with competitive advantages or that others will not independently develop similar products or design around or infringe the patents or other proprietary rights owned by or licensed to the Company. In addition, there can be no assurance that any patent obtained or licensed by the Company will be held to be valid and enforceable if challenged by another party.

     There can be no assurance that patents have not been issued or will not be issued in the future that conflict with the Company's patent rights or prevent the Company from marketing its products. Such conflicts could result in a rejection of the Company's or its licensors' patent applications or the invalidation of patents, which could have a material adverse effect on the Company's business, operating results and financial condition. In the event of such conflicts, or in the event the Company believes that competitive products infringe patents to which the Company holds rights, the Company may pursue patent infringement litigation or interference proceedings against, or may be required to defend against litigation or proceedings involving, holders of such conflicting patents or competing products. There can be no assurance that the Company will be successful in any such litigation or proceeding, and the results and cost of such litigation or proceeding may materially adversely affect the Company's business, operating results and financial condition. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others, and such claims are ultimately determined to be valid, the Company may be required to obtain licenses under patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

     The Company relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or that the Company chooses not to patent. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. The disclosure to third parties of proprietary non-patented information could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

     The success of the Company is largely dependent on the personal efforts of key technical and senior management personnel, principally L. Michael Cutrer, its President and Chief Executive Officer. The Company does not have an employment agreement with Mr. Cutrer, nor does it currently have a key-man life insurance policy on the life of Mr. Cutrer. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel and is likely to require the expansion of its management level personnel. Competition for radiation source industry personnel can be intense, and the availability of capable personnel may be limited; thus, their services could be difficult to obtain or replace. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop and market new and enhanced products and to conduct its operations successfully. Any inability to attract and retain such personnel could have a material adverse effect on the Company's business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGE

     The markets for the Company's products are characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends on its ability to continue to enhance its existing product lines, to develop and introduce in a timely manner new products that take advantage of technological advances and to respond promptly to customers' requirements. There can be no assurance that the Company's current level and scope of research and development spending will be adequate, that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis, or that its new products will adequately address the changing needs of the marketplace. Failure by the Company in any of these areas could materially and adversely affect the Company's business, operating results and financial condition.

LIMITED NUMBER OF SUPPLIERS

     The Company is dependent upon a limited number of outside unaffiliated suppliers for its radioisotopes. The Company's principal suppliers are Nordion International, Inc. and the Los Alamos National Laboratory. The Company also utilizes overseas isotope manufacturers. To date, the Company has generally been able to obtain the required radioisotopes for its products as needed. The Company believes that it will be able to continue to obtain required radioisotopes from these or other sources, although there can be no assurance thereof. The delay or unavailability of radioisotopes could have a material adverse effect on the Company's production and sales levels and consequently upon its business, operating results and financial condition.

PRODUCTS LIABILITY; INSURANCE COVERAGE

     The Company's business is subject to product liability risks inherent in the testing, manufacturing and marketing of products containing radioisotopes. To date, no product liability claims have been asserted against the Company. However, there can be no assurance that such claims will not arise in the future based on past, present or future services or products offered by the Company. The Company maintains product liability and general liability insurance. The Company's product liability and general liability policy is provided on a claims made basis and is subject to annual renewal. There can be no assurance that liability claims will not exceed the scope of coverage or limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on the business, operating results and financial condition of the Company.

HAZARDOUS MATERIALS

     The Company's manufacturing processes and research and development efforts involve the controlled use of hazardous materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could have a material adverse effect on the Company's business, operating results and financial condition.

UNCERTAINTY RELATED TO HEALTH CARE REFORM

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business, operating results and financial condition.

YEAR 2000 COMPLIANCE

     While Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of the Company's customers and suppliers, and thus may indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company currently occupies approximately 16,200 square feet of office, manufacturing, engineering, warehouse, and research and development laboratories in North Hollywood, California. The property is subject to a three-year lease that expires on December 31, 1998, which the Company has the option to extend under the terms of the existing lease.

ITEM 3.   LEGAL PROCEEDINGS

     In June 1996, an action was commenced in the United States District Court for the Eastern District of Virginia entitled BEST INDUSTRIES, INC. V. CIS BIO INTERNATIONAL, INC. ET AL., Civil Action 96-737-A. In addition to naming CIS Bio International, its subsidiary CIS-US, Inc. and certain individual officers and directors of those companies, the complaint also named the Company and L. Michael Cutrer as defendants. CIS Bio International, Inc. is a customer of the Company. The complaint sought equitable relief, ordinary damages of $50 million and punitive damages of up to $10 million, on the basis of various allegations with respect to the alleged misappropriation and misuse by the defendants of certain purported trade secrets of the plaintiff, the alleged tortious interference with the plaintiff's business relations and the alleged tortious interference with the plaintiff's business relations and the alleged defamation of plaintiff's character and professional standing. The purported trade secrets which the plaintiff claims to have been misappropriated and misused relate to the I(125) brachytherapy sources the Company has developed. The Company filed an answer to the complaint denying any liability to the plaintiff with respect to any of the allegations contained in the complaint. The plaintiff filed a motion to voluntarily dismiss the case, without prejudice, which motion was granted on December 13, 1996, subject to payment of certain costs and attorneys' fees to the Company. Upon non-payment of the assessed costs and expense by the plaintiff, the case was dismissed with prejudice by order dated January 27, 1997. The plaintiff has filed notices of appeal of the court's dismissal, the first of which was filed on January 29, 1997, and the Company filed a notice of appeal on March 7, 1997. In its appeal, the Plaintiff has requested various forms of relief, including the reinstatement of the plaintiff's case. Oral argument for the appeal was held on December 3, 1997 but the court has yet to issue its decision. The Company believes the allegations contained in the original complaint were without merit and, if the case is reinstated by the court or refiled by the Plaintiff, the Company intends to vigorously defend such action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended October 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                     Age       Position

     Irwin J. Gruverman       64        Chairman and Director

     L. Michael Cutrer        42        Chief Executive Officer,
                                        President and Director


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded on the Nasdaq Electronic Bulletin Board (the "EBB") under the symbol "NASI." The following table sets forth the high and low closing prices for the Common Stock during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

   The Common Stock first traded publicly on the EBB on March 6, 1996, at a price of $1.36 per share. Prior to such time, the Common Stock traded on the Vancouver Stock Exchange.


       Fiscal 1996(1)                  High                     Low
       --------------                 ------                   -----
       First Quarter                   $1.64                    $1.28
       Second Quarter                  $1.68                    $1.04
       Third Quarter                   $1.27                    $0.75
       Fourth Quarter                  $1.38                    $0.56

       Fiscal 1997
       -------------
       First Quarter                   $1.88                    $1.25
       Second Quarter                  $4.00                    $1.63
       Third Quarter                   $8.13                    $3.63
       Fourth Quarter                 $25.75                    $7.63

--------------

(1) All amounts are stated in U.S. Dollars and, where the price quoted reflects trading prices on the Vancouver Stock Exchange, have been translated on the basis of the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

     As of January 16, 1998, the Company had approximately 60 record holders of the Company's Common Stock and approximately 983 beneficial owners of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not expect to declare or pay any cash dividends in the foreseeable future. Pursuant to its agreements with Mentor, Mentor has the right to purchase $2 million of Preferred Stock, which will carry a cumulative dividend of 8%.

     (b) Subsequent to the end of the 1997 fiscal year, on November 13, 1997, the Company consummated a private placement of 800,000 shares of its Common Stock, to certain institutional investors (all of whom were accredited investors), at $18.00 per share. The offering price represented a discount of approximately 8% to the $19.50 closing price of the Common Stock on November 6, 1997, the date of pricing of the private placement. The net proceeds of the private placement to the Company were approximately $13.3 million. CIBC Oppenheimer Corp. acted as the Company's placement agent in connection with the sale and received a commission of approximately $1,008,000 (7% of the gross proceeds), plus warrants to purchase an additional 64,000 shares of Common Stock at an exercise price of $21.60 per share. The offering was exempt from registration under Section
4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto.

     FISCAL YEAR ENDING OCTOBER 31, 1997 COMPARED WITH FISCAL YEAR ENDING OCTOBER 31, 1996

     Net sales increased to $3,381,400 for the 1997 fiscal year from $3,063,300 for the 1996 fiscal year, an increase of approximately 10%, as a result of continued sales efforts by the Company in its core business line of products in both domestic and foreign markets. During the 1997 fiscal year, the Company faced increased competitive forces which impacted sales efforts, reducing net income to $276,200, or $0.08 per share compared to net earnings of $413,100, or $0.14 per share, in the 1996 fiscal year.

     Cost of goods sold increased to $1,844,200 in the 1997 fiscal year from $1,534,200 in the 1996 fiscal year, an increase of approximately 20%. This increase was partially due to an increase in net sales and partially due to reduced margins resulting from competitive market conditions. Gross margin decreased to approximately 45% during the 1997 fiscal year from approximately 50% in the 1996 fiscal year as a result of these competitive pressures.

     General and administrative expenses increased to $1,094,600 in the 1997 fiscal year from $870,100 in the 1996 fiscal year, an increase of approximately 26%. This increase in general and administrative expenses was primarily a result of the Company's revenue growth, as well as increased professional and promotional expenses.

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

     General and administrative expenses increased to $870,100 in the 1996 fiscal year, from $722,800 in the 1995 fiscal year an increase of approximately 20%. This increase in general and administrative expenses was primarily a result of necessary staff additions and one-time professional fees. As a function of net sales, general and administrative expenses decreased significantly.

     LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1997, the Company had cash and short-term deposits aggregating approximately $1,595,900, compared with $866,000 at October 31, 1996. Subsequent to the end of the fiscal year, the Company raised net proceeds of approximately $13.3 million through a private placement of Common Stock to accredited institutional investors, raising the Company's cash and short-term deposits to approximately $14,869,000 on a pro forma basis. To date, the Company's short-term liquidity needs have generally consisted of operating capital to finance growth in trade accounts receivable and inventories. The Company has satisfied these needs primarily through a combination of private and public equity financings and from cash generated by operations. The Company has no long-term debt and has not had, or had the need for, a line of credit or similar arrangement with a bank. Management believes that its existing cash resources will be sufficient to fund its planned expansion over the next 24 months, although additional funding may be required to fund the acquisition of complementary businesses, technologies or products, or for additional investment in RadioMed.

     For the fiscal year ended October 31, 1997, cash flow from operations generated approximately $124,800 compared to $555,000 for the comparable 1996
period.   Cash flow in investing activities used approximately $680,900 in the 1997 fiscal year compared to $175,000 in the 1996 fiscal year. The increased use of cash for investing activities in the current period resulted from equipment purchases, building expansion and the purchase of certain interest-bearing investments. Financing activities during the 1997 fiscal year generated $1,279,300 from the exercise of stock options and warrants and the sale of additional shares of Common Stock. There were no financing activities during the 1996 fiscal year.

     The following Unaudited Condensed Pro Forma Balance Sheet presents the financial position of the Company as if the private placement had been consummated on October 31, 1997. It should be read in conjunction with the consolidated financial statements and related notes thereto.

UNAUDITED CONDENSED PRO FORMA BALANCE SHEET
31-Oct-97


                                                                  Pro Forma
ASSETS                                         Actual           as Adjusted(1)
                                           -----------          --------------
Cash and cash equivalents                  $ 1,595,900            $14,869,000
      Total current assets                   2,571,000             15,844,200
      Total long term assets                 1,102,100              1,102,100
                                           -----------          --------------
      Total assets                         $ 3,673,100            $16,946,300
                                           ===========          ==============


LIABILITIES AND STOCKHOLDERS EQUITY

Total liabilities                          $   444,800          $     444,800

 Stockholders' equity
   Preferred stock, par value $.01                -                      -
   per share; authorized 2,000,000
   shares, no shares issued
   Common stock, par value $.01 per
   share; authorized 10,000,000
   shares, 3,450,701 issued and
   outstanding; 4,250,701 issued and
   outstanding Pro Forma as
   Adjusted                                     34,500                 42,500
 Additional paid-in capital                  3,514,700             16,779,900
 Accumulated deficit                          (320,900)              (320,900)
                                             ---------             ----------
       Total stockholders' equity            3,228,300             16,501,500
                                             ---------             ----------
       Total liabilities and
         stockholders' equity             $  3,673,100            $16,946,300
                                             =========             ==========

___________________

(1) reflects the sale of 800,000 shares of common stock at $18 per share. The net proceeds of the private placement were approximately $13.3 million.

     SEASONALITY

     The Company's business is not significantly impacted by seasonal fluctuations. However, the first quarter of each fiscal year has traditionally seen relatively slower demand associated with the holiday season.

     IMPACT OF INFLATION

     The impact of inflation on the Company's operations is not significant.

ITEM 7.   FINANCIAL STATEMENTS
                                                                          Page
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . F-1
Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Statement of Operations  . . . . . . . . . . . . . . . . . . . F-3
Consolidated Statement of Changes in Stockholders' Equity . . . . . . . . . F-4
Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . F-5
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
North American Scientific, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiary at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Costa Mesa, California
January 19, 1998

                       NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED BALANCE SHEET


                                ASSETS
                                ------
                                                                October 31,
                                                              ---------------
                                                              1997       1996
                                                              ----       ----
Current assets:
 Cash and cash equivalents (Note 1)                       $1,595,900   $866,000
 Investments (Note 1)                                         26,900     26,200
 Accounts receivable, less allowance for doubtful
  accounts of $8,500 and nil, respectively                   430,000    683,200
 Inventories (Notes 1 and 2)                                 378,500    144,800
 Income taxes receivable                                     106,100          -
 Prepaid expenses and other current assets                    33,600     22,500
                                                          ----------  ---------
     Total current assets                                  2,571,000  1,742,700

Note receivable (Note 3)                                     500,000          -
Equipment and leasehold improvements, net (Notes 1 and 4)    346,100    215,900
Deposits and other assets                                    256,000     41,600
                                                          ----------  ---------
     Total assets                                         $3,673,100 $2,000,200
                                                          ----------  ---------
                                                          ----------  ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $  363,900   $177,300
 Accrued expenses                                             80,900    139,100
 Income taxes payable                                              -    155,400
                                                          ----------  ---------

     Total current liabilities                               444,800    471,800
                                                          ----------  ---------
Commitments (Note 5)

Stockholders' equity (Note 6):
 Preferred stock, par value $.01 per share; authorized
  2,000,000 shares, no shares issued                               -          -
 Common stock, par value $.01 per share; authorized
  10,000,000 shares; 1997 - 3,450,701 issued and
  outstanding;   1996 - 2,983,201 shares issued and
   outstanding                                                34,500     29,800
 Additional paid-in capital                                3,514,700  2,105,100
 Accumulated deficit                                        (320,900)  (597,100)
 Cumulative translation adjustment                                 -     (9,400)
                                                          ----------  ---------
     Total stockholders' equity                            3,228,300  1,528,400
                                                          ----------  ---------
     Total liabilities and stockholders' equity           $3,673,100 $2,000,200
                                                          ----------  ---------
                                                          ----------  ---------

         See accompanying notes to consolidated financial statements.

                        NORTH AMERICAN SCIENTIFIC, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Year Ended
                                                      October 31,
                                                      -----------
                                                  1997             1996
                                               ----------        ---------
Net sales                                      $3,381,400       $3,063,300
Cost of goods sold                              1,844,200        1,534,200
                                               ----------        ---------
  Gross profit                                  1,537,200        1,529,100

Research and development expenses                  71,800           15,000
General and administrative expenses             1,094,600          870,100
                                               ----------        ---------
  Income from operations                          370,800          644,000

Interest and other income                          50,000           20,100
                                               ----------        ---------
  Income before provision for income taxes        420,800          664,100

Provision for income taxes (Note 8)               144,600          251,000
                                               ----------        ---------
  Net income for year                          $  276,200       $  413,100
                                               ----------        ---------
                                               ----------        ---------
Earnings per share:

  Net income per share                         $      .08       $      .14
                                               ----------        ---------
                                               ----------        ---------

Weighted average number of common shares
 outstanding (Note 1)                           3,526,943        2,983,201
                                               ----------        ---------
                                               ----------        ---------


   See accompanying notes to consolidated financial statements.

                            NORTH AMERICAN SCIENTIFIC, INC.

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               -----------------------------------------------------------


                                                         Additional                     Cumulative       Total
                                   Number     Common      Paid-in       Accumulated    Translation   Stockholders'
                                 of Shares    Stock       Capital         Deficit       Adjustment       Equity
                                 ---------   --------     ----------   -------------   -----------   -------------
Balance at October 31, 1995       2,983,201   $29,800     $2,105,100    ($1,010,200)     ($8,200)     $1,116,500

Net income                                -         -              -        413,100            -         413,100

Foreign currency translation
 adjustment                               -         -              -              -       (1,200)         (1,200)
                                 ---------   --------     ----------   -------------   -----------   -------------
Balance at October 31, 1996       2,983,201    29,800      2,105,100       (597,100)      (9,400)      1,528,400

Issuance of common stock            250,000     2,500        967,700              -            -         970,200

Issuance of warrants (Note 6)             -         -        135,000              -            -         135,000

Common stock issued upon
 exercise of stock options          117,500     1,200        145,400              -            -         146,600

Common stock issued upon
 exercise of warrants               100,000     1,000        161,500              -            -         162,500

Net income                                -         -              -        276,200            -         276,200

Foreign currency translation
 adjustment                               -         -              -              -        9,400           9,400
                                 ---------   --------     ----------   -------------   -----------   -------------

Balance at October 31, 1997       3,450,701     $34,500   $3,514,700      $(320,900)           -      $3,228,300
                                 ---------   --------     ----------   -------------   -----------   -------------
                                 ---------   --------     ----------   -------------   -----------   -------------


              See accompanying notes to consolidated financial statements.

                             NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Year Ended  October 31,
                                                    ------------------------
                                                        1997       1996
                                                    ----------  -----------
Cash flows from operating activities:
 Net income                                           $276,200   $ 413,100
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                         52,700      47,800
  Issuance of warrants in exchange for
   professional services                                27,000          -
  Changes in assets and liabilities:
   Accounts receivable                                 253,200    (194,900)
   Inventories                                        (233,700)      3,300
   Income taxes receivable                            (106,100)       -
   Prepaid expenses and other current assets           (11,100)     (9,100)
   Deposits and other assets                          (106,400)     (2,300)
   Accounts payable                                    186,600     135,100
   Accrued expenses                                    (58,200)     61,000
   Income taxes payable                               (155,400)    101,000
                                                    ----------  -----------
      Total adjustments                               (151,400)    141,900
                                                    ----------  -----------
  Net cash provided by operating activities            124,800     555,000
                                                    ----------  -----------
Cash flows used in investing activities:
 Purchase of fixed assets                             (180,200)   (175,000)
 Note receivable                                      (500,000)         -
 Investments                                              (700)         -
                                                    ----------  -----------
  Net cash used for investing activities              (680,900)   (175,000)
                                                    ----------  -----------
Cash flows from financing activities:
 Issuance of common shares for cash                  1,279,300         -

Effect of foreign exchange on cash                       6,700      (5,000)
                                                    ----------  -----------
Net increase in cash and cash equivalents              729,900     375,000

Cash and cash equivalents, beginning of year           866,000     491,000
                                                    ----------  -----------
Cash and cash equivalents, end of year              $1,595,900    $866,000
                                                    ----------  -----------
                                                    ----------  -----------
Supplemental disclosure of cash flow information:
 Interest paid                                      $    1,100    $  1,000
                                                    ----------  -----------
                                                    ----------  -----------
 Income taxes paid                                    $406,800    $150,000
                                                    ----------  -----------
                                                    ----------  -----------

         See accompanying notes to consolidated financial statements.

                        NORTH AMERICAN SCIENTIFIC, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF
     SIGNIFICANT ACCOUNTING POLICIES:

North American Scientific, Inc., manufactures and markets a line of low-level radiation sources and reference standards for medical, scientific and industrial uses. They are routinely utilized by a variety of fields, including environmental study and control, medical research and nuclear medicine, biotechnology, industrial research and manufacturing, aerospace and nuclear plant monitoring. References to the "Company" include both the parent company and its subsidiary.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead.

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

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized by the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the recorded amounts of financial assets and liabilities approximates fair values as of October 31, 1997 and 1996 except for the note receivable for which the Company can not reasonably estimate such value.

STOCK OPTION PLAN

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation("SFAS 123"). SFAS 123 establishes a "fair value" method of accounting for the value of grants under stock based compensation plans. As permitted under SFAS 123, the Company has elected to continue to account for stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. Accordingly, the Company has provided the pro forma effect on its results of operations as if the fair value method of measuring compensation expense related to the employee stock option plan was utilized as described in SFAS 123.

NET INCOME PER COMMON SHARE

Net income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each year.

Statement of Financial Accounting Standards No. 128, "Earnings per Share." (SFAS 128) was issued in February 1997 and must be adopted by the Company starting with the quarter ending January 31, 1998. Early adoption is not permitted but all prior year earnings per share data must be restated upon adoption. SFAS 128 simplifies the calculation of earnings per share data by replacing primary earnings per share with basic earnings per share which uses weighted average shares outstanding and does not include any dilutive securities in the denominator of the calculation. The Company expects no material impact on its financial statements upon adoption.

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

DIVERSIFICATION OF CREDIT RISK

The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable which are not collateralized. The Company's policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure. The Company's customers are financially sound corporations operating in a variety of industries. The Company's credit losses have been within management's estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Company anticipates adopting this standard on November 1, 1998 and does not expect that adoption will have any impact on the financial position or results of operations of the Company. In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which the Company is not required to adopt until fiscal 1999.


NOTE 2 - INVENTORIES:

Inventories consist principally of raw materials at October 31, 1997 and 1996.


NOTE 3 - NOTE RECEIVABLE:

In October 1997, the Company purchased a $500,000 secured subordinated convertible note (the Note) from RadioMed Corporation (RadioMed), a company founded in 1997. RadioMed is in the business of ion implantation and the application of such in medical products. The Note bears interest at 10% per annum and matures on October 7, 2007.

The Note may be converted at the Company's election at any time prior to the maturity date into Series A Preferred Stock of RadioMed at a price of $500 per share subject to adjustment. However, the Note will be automatically converted into such shares upon the consummation of a public offering by RadioMed or at the maturity date. The preferred stock is convertible into common stock at the Company's election at the same rate. Interest is not due until the earlier of conversion of the Note or the maturity date.

The Note is secured by a first lien on RadioMed's physical assets and proprietary technology as defined in the security agreement; however, the
Note is subordinated to the payment of all senior indebtedness of RadioMed.

The Company entered into an exclusive supply agreement with RadioMed whereby the Company will supply 100% of RadioMed's North American requirements for radioactive ion implantation products for so long as the Company holds at least 50% of the original value of the Note or equivalent dollar value in stock and for one year thereafter.


NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following:
                                                     October 31,
                                                  ----------------
                                                    1997         1996
                                                    ----         ----

   Furniture, fixtures and equipment             $ 467,200    $ 292,200
   Leasehold improvements                          167,900      162,700
                                                -----------   ---------

                                                   635,100      454,900
Less:  Accumulated depreciation and amortization  (289,000)    (239,000)
                                                -----------   ---------

                                                 $ 346,100    $ 215,900
                                                -----------   ---------
                                                -----------   ---------

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space under a non-cancelable operating lease agreement. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.

At October 31, 1997, future minimum rental payments under all operating leases are as follows:

     1998                                $97,200
     1999                                 16,200
                                         -------
                                        $113,400
                                         -------
                                         -------

Total rent expense for the years ended October 31, 1997 and 1996 was $97,200 and $89,800, respectively.

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 6 - STOCKHOLDERS' EQUITY:

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

STOCK OPTIONS

Options to purchase shares of the Company's common stock have been granted to certain employees and non-employee directors. These options were granted at an exercise price equivalent to their fair market value at the date of grant. These options are immediately exercisable while other options vest over a period ranging from two to four years. The options expire between two and ten years from the date of grant. These options are subject to cancellation in the event of termination of employment. Options for 224,375 shares were exercisable as of October 31, 1997.

The following table summarizes option activity through October 31, 1997:

                                          Options    Exercise price

Balance at October 31, 1995               269,400     1.07 - 1.68

Granted                                   300,500     1.00 - 1.42
Cancelled or expired                     (202,400)    1.29 - 1.49
Exercised                                       -               -
                                         --------     -----------

Balance at October 31, 1996               367,500     1.00 - 1.42

Granted                                   250,500     1.05 - 2.94
Canceled or expired                             -               -
Exercised                                (117,500)    1.00 - 1.65
                                         --------     -----------

Balance at October 31, 1997               500,500     1.00 - 2.94
                                         --------     -----------
                                         --------     -----------

Had compensation cost for the Company' option plans been determined based on the fair value at the grant dates , as prescribed by SFAS No. 123, net income and net income per share would have been as follows:

                                        Year Ended October 31,
                                        ------------------------
                                            1997          1996
                                        ---------      ---------
Net Income:
  As reported                           $ 276,200      $ 413,100
  Pro forma                                99,800        371,200
Net Income Per Share:
  As reported                           $     .08      $     .14
  Pro forma                                   .03            .12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions used for grants during the applicable period: no dividend yield for both periods; weighted average risk free interest rate of 6.40% in 1997 and 6.38% in 1996; an expected volatility of the market price of the stock of 80% and a weighted average expected option term of 5 years for both periods.

Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the other factors described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income or future years.

MENTOR AGREEMENT

In June 1997, the Company entered into an exclusive worldwide distribution agreement with Mentor Corporation (Mentor) to market and sell certain brachytherapy sources for the treatment of prostate cancer. Under the terms of the five year agreement, Mentor is responsible for sales and marketing activities.

Pursuant to the agreement, Mentor purchased 250,000 shares of the Company's common stock at $4.00 per share (the fair market value of the common stock at the time of the agreement) and, upon the clearance by the FDA of a certain product, may purchase $2,000,000 of preferred stock. At the Company's sole discretion, the Mentor preferred stock, when issued, may be redeemed by the Company at any time within five years after the date of issuance at par value plus any accrued and unpaid dividends. If the Company decides not to redeem this stock, Mentor may convert the preferred stock, after five years from the date of issuance, into common stock at a conversion price of $6.00 per share, subject to adjustment for certain dilutive events.

COMMON STOCK WARRANTS

In fiscal 1997, the Company granted 150,000 warrants to a third party in connection with a contract to provide investment banking services on behalf of the Company over a five year term. The warrants permit the holder to purchase a total of 150,000 shares of the Company's common stock at $1.63 per share (the fair market value of the Company's common stock at the date of the agreement). The holder exercised 100,000 of such warrants in fiscal 1997. The fair value of the warrants of $135,000 at the grant date is reflected as other assets and additional paid-in capital and is being amortized over the term of the agreement.


NOTE 7 - SALES TO MAJOR CUSTOMERS:

Revenues from two customers each accounted for more than 10% of the Company's consolidated revenues, as follows:
                                              1997       1996
                                              ----       ----

 Customer A                                   41%        42%
 Customer B                                   30%        23%
                                              ---        ---
                                              71%         65%
                                              ---        ---
                                              ---        ---


NOTE 8 - INCOME TAXES:

The provision for income taxes is as follows:
                                             1997       1996
                                             ----       ----

   Federal                                 $130,200    $210,400
   State                                     14,400      40,600
                                           --------    --------
                                           $144,600    $251,000
                                           --------    --------
                                           --------    --------

There are no significant temporary differences that would give rise to the recognition of a deferred tax asset or liability. Accordingly, the Company has not recorded a deferred tax provision.

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

                                                  Year Ended October 31,
                                               -------------------------------
                                                    1997            1996
                                               -------------    --------------

Federal tax provision at U.S. statutory rate   $143,100   34%   $225,800   34%
State taxes, net of federal benefit               9,500    4      26,800    4
Amortization of assets and other expenses
 deductible for income tax purposes             (10,800)  (4)          -    -
Other, net                                        2,800     -     (1,600)   -
                                               --------   ---   --------   ---

                                               $144,600   34%   $251,000   38%
                                               --------   ---   --------   ---
                                               --------   ---   --------   ---

NOTE 9 - SUBSEQUENT EVENT:

In November 1997, the Company completed a private placement of 800,000 shares of its common stock to certain institutional investors. The net proceeds to the Company from the sale were approximately $13.3 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended October 3, 1997 and 1996.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     The information concerning directors of the Company required under this
Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended October 31, 1997.

EXECUTIVE OFFICERS

     The information concerning executive officers of the Company required under this Item is provided under Item 4A.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended October 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended October 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended October 31, 1997.

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

     10.2 Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks.

     10.3 North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit
                    10.3 of the Registrant's Registration Statement on
                    Form 10-KSB filed January 21, 1997.

     10.4 Agreement dated as of December 11, 1996 between the Registrant and M.H. Meyerson & Co., Inc., incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form 10-KSB filed January 21, 1997.

     10.4 Stock Purchase Agreement dated as of June 16, 1997 between the Registrant and Mentor Corporation, incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-QSB, filed September 15, 1997.

     10.5 Exclusive Marketing and Distribution Agreement dated as of June 16, 1997 between the Registrant and Mentor Corporation, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-QSB, filed September 15, 1997.

     10.6 Exclusive Manufacturing and Supply Agreement dated as of October 7, 1997 between the Registrant and RadioMed Corporation, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed October 9, 1997.

     10.7 Note Purchase Agreement between the Registrant and RadioMed Corporation, dated as of October 7, 1997, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed October 9, 1997.

     10.8 Stock Purchase Agreement dated as of November 10, 1997 among the Registrant and the investors identified therein, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed November 24, 1997.

     10.9 Placement Agent's Warrant Agreement dated as of November 13, 1997 between the Registrant and CIBC Oppenheimer Corp., incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed November 24, 1997.

     11.1           Statement Regarding Computation of Per Share Earnings.

     21.1 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.

     23.1           Consent of Price Waterhouse LLP

     27.1           Financial Data Schedule

     (b)  Reports on Form 8-K:

          (i) On October 9, 1997, the Registrant filed a report to disclose the execution of a note purchase agreement and an exclusive manufacturing and supply agreement between the Registrant and RadioMed Corporation.

          (ii) Subsequent to the end of the 1997 fiscal year, on November 24, 1997 the Registrant filed a report to disclose consummation of the Registrant's private placement of 800,000 shares of Common Stock.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTH AMERICAN SCIENTIFIC, INC.


Date: January 28, 1998

                                   By: /s/ L. Michael Cutrer
                                       ----------------------
                                       L. Michael Cutrer

                                   Its: President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  NAME                TITLE                        DATE
                  ----                -----                       ------
  /s/ Irwin J. Gruverman         Chairman of the Board       January 28, 1998
 ------------------------        and Director
   (Irwin J. Gruverman)


  /s/ L. Michael Cutrer          President, Chief            January 28, 1998
 ------------------------        Executive Officer and
   (L. Michael Cutrer)           Director(Principal
                                 Executive, Financial
                                 and Accounting Officer

  /s/ Larry Berkin               Director                    January 27, 1998
 -------------------
      (Larry Berkin)



                                 Director                    January __, 1998
 -----------------------
   (Dr. Allan M. Green)



 /s/  Michael C. Lee             Director                    January 27, 1998
      ---------------
     (Michael C. Lee)