Form 10QSB
period 1998-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 1998-03-17
CIK 949876

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
(Mark One)

    /X/       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                  For the quarterly period ended January 31, 1998

                                           or

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
 Yes      No  X
     ----    ----

     At March 13, 1998, there were 4,267,201 shares of the registrant's common stock outstanding.

                          NORTH AMERICAN SCIENTIFIC, INC.

                        FIRST QUARTER ENDED JANUARY 31, 1998


DESCRIPTION                                                                PAGE
-----------                                                                ----

PART I   FINANCIAL INFORMATION


       Item 1.  Consolidated Financial Statements

                CONSOLIDATED BALANCE SHEET                                  1
                  January 31, 1998 and October 31, 1997

                CONSOLIDATED STATEMENT OF OPERATIONS                        2
                  Three months ended January 31, 1998 and
                  January  31, 1997

                CONSOLIDATED STATEMENTS OF CASH FLOWS                       3
                  Three months ended January 31, 1998 and
                  January 31, 1997

                NOTES TO FINANCIAL STATEMENTS                               4

       Item 2.  Management's Discussion and Analysis of Financial           6
                Condition and Results of Operations


PART II         OTHER INFORMATION                                           7

                           NORTH AMERICAN SCIENTIFIC, INC.

                              CONSOLIDATED BALANCE SHEET




                                     ASSETS

                                                                October 31,   January 31,
                                                                   1997           1998
                                                                   ----           ----
                                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                   $ 1,596,000    $14,533,000
   Investments                                                      27,000         28,000
   Accounts receivable, less allowance for doubtful
    accounts of $8,500 and $8,500 respectively                     430,000        640,000
   Inventories                                                     378,000        413,000
   Income taxes receivable                                         106,000         78,000
   Prepaid expenses and other current assets                        34,000         41,000
                                                               -----------    -----------

          Total current assets                                   2,571,000     15,733,000

Note receivable                                                    500,000        500,000
Equipment and leasehold improvements, net                          346,000        538,000
Deposits and other assets                                          256,000        248,000
                                                               -----------    -----------

                                                               $ 3,673,000    $17,019,000
                                                               -----------    -----------
                                                               -----------    -----------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $   364,000    $   438,000
   Accrued expenses                                                 81,000         55,000
                                                               -----------    -----------

          Total current liabilities                                445,000        493,000


Stockholders' equity:
   Preferred stock, par value $.01 per share;
    authorized 2,000,000 shares, no shares issued                        -              -
   Common stock, par value $.01 per share; authorized
    10,000,000 shares; 1998 - 4,251,201 shares issued
    and outstanding, 1997 - 3,450,701 shares issued
    and outstanding                                                 34,000         43,000
   Additional paid-in capital                                    3,515,000     16,762,000
   Accumulated deficit                                            (321,000)      (279,000)
                                                               -----------    -----------

          Total stockholders' equity                             3,228,000     16,526,000
                                                               -----------    -----------

                                                               $ 3,673,000    $17,019,000
                                                               -----------    -----------
                                                               -----------    -----------



             See accompanying notes to consolidated financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (unaudited)


                                                              Three Months
                                                           Ended January 31,
                                                          -------------------
                                                          1998           1997
                                                          ----           ----
Net sales                                              $  820,000      $  839,000
Cost of goods sold                                        516,000         439,000
                                                       ----------      ----------

     Gross profit                                         304,000         400,000


Research and development expenses                          42,000          10,000
General and administrative expenses                       358,000         289,000
                                                       ----------      ----------


     Income/(loss) from operations                        (96,000)        101,000


Interest and other income                                 166,000           8,000
                                                       ----------      ----------

     Income before provision for
      income taxes                                         70,000         109,000


Provision for income taxes                                 28,000          32,000
                                                       ----------      ----------

       Net income                                      $   42,000      $   77,000
                                                       ----------      ----------
                                                       ----------      ----------

Earnings per share:

       Basic                                           $      .01      $      .03
                                                       ----------      ----------
                                                       ----------      ----------

       Diluted                                         $      .01      $      .02
                                                       ----------      ----------
                                                       ----------      ----------

Weighted average number of shares outstanding:

       Basic                                            4,117,534       3,013,201
                                                       ----------      ----------
                                                       ----------      ----------

       Diluted                                          4,629,279       3,237,325
                                                       ----------      ----------
                                                       ----------      ----------



             See accompanying notes to consolidated financial statements.

                           NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (unaudited)

                                                                    Three Months
                                                                 Ended January 31,
                                                                -------------------
                                                                1998           1997
                                                                ----           ----
Cash flows from operating activities:
  Net income                                             $    42,000     $   77,000
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization                            36,000         13,000
     Issuance of warrants in exchange for
      professional services                                    7,000              -
     Changes in assets and liabilities:
       Accounts receivable                                  (210,000)       134,000
       Inventories                                           (35,000)       (12,000)
       Prepaid expenses and other current assets              (7,000)        (7,000)
       Deposits and other assets                               8,000         (2,000)
       Income taxes receivable                                28,000              -
       Accounts payable                                       74,000        (54,000)
       Accrued expenses                                      (26,000)       (28,000)
       Income taxes payable                                        -       (122,000)
                                                         -----------     ----------

       Total adjustments                                    (125,000)       (78,000)
                                                         -----------     ----------

  Net cash used by operating activities                      (83,000)        (1,000)


Cash flows from investing activities:
  Purchase of fixed assets                                  (236,000)       (15,000)
                                                         -----------     ----------

   Net cash used for investing activities                   (236,000)       (15,000)

Cash flows from financing activities:
  Issuance of common shares for cash                      13,256,000         50,000


Effect of foreign exchange on cash                                 -         (7,000)
                                                         -----------     ----------

Net increase in cash and cash equivalents                 12,937,000         27,000

Cash and cash equivalents, beginning of period             1,596,000        866,000
                                                         -----------     ----------

Cash and cash equivalents, end of period                 $14,533,000     $  893,000
                                                         -----------     ----------
                                                         -----------     ----------

Supplemental disclosure of cash flow information:

  Interest paid                                          $         -     $        -
                                                         -----------     ----------
                                                         -----------     ----------

  Income taxes paid                                      $         -     $  155,000
                                                         -----------     ----------
                                                         -----------     ----------

             See accompanying notes to consolidated financial statements.

                          NORTH AMERICAN SCIENTIFIC, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of January 31, 1998 and for the three months then ended is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim period. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

Certain reclassifications of previously reported amounts have been made to conform to the current period's presentation.


NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method.


NOTE 3 - NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", in the first quarter of fiscal 1998. SFAS 128 requires the Company to present basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing the net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by applying the treasury stock method.


NOTE 4 - PRIVATE PLACEMENT

In November 1997, the Company completed a private placement of 800,000 shares of its common stock to certain institutional investors. The net proceeds to the Company from the sale were approximately $13.3 million.


NOTE 5 - SUBSEQUENT EVENT

In February 1998, the Company entered into agreements with PracSys Corp., a privately held Massachusetts corporation ("PracSys"), pursuant to which PracSys
(i) will manufacture and sell to the Company two particle accelerators to be used in the production of certain isotopes related to the brachytherapy product line and (ii) will operate the machines to produce the isotopes for an initial two year period. The agreements call for total payments to PracSys of approximately $2.7 million upon the achievement of certain milestones. In addition, PracSys will receive a service fee and also will be entitled to a "royalty" on the Company's sales of products which incorporate isotopes produced using the accelerators.

The Company and PracSys also entered into an Exclusivity and Purchase Agreement pursuant to which the Company has been granted certain exclusivity rights with regard to certain PracSys technology. Pursuant to this agreement, the Company also received 140,150 shares of PracSys common stock, which is equal to approximately 5% of the total outstanding shares of PracSys on a fully-diluted basis, and a three year warrant to purchase up to 5% of the number of shares of PracSys common stock issued in a public offering.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company is required to adopt SFAS 130 for its fiscal year beginning November 1, 1998; reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not expect this pronouncement to have any impact on the financial position or results of operations of the Company.


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information Reporting ("SFAS 131"). SFAS 131 establishes standards for disclosure about operating in segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt SFAS 131 for its fiscal year ending October 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

                           NORTH AMERICAN SCIENTIFIC, INC

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS CONTAINED HEREIN AND THE NOTES THERETO. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS.
CERTAIN MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD LOOKING AS THAT TERM IS DEFINED BY: (i) THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT") AND (ii) RELEASES ISSUED BY THE SEC. THESE STATEMENTS ARE BEING MADE PURSUANT TO THE PROVISIONS OF THE 1995 ACT AND WITH THE INTENTION OF OBTAINING THE BENEFITS OF THE "SAFE HARBOR" PROVISIONS OF THE 1995 ACT. THE COMPANY CAUTIONS INVESTORS THAT ANY FORWARD LOOKING STATEMENTS MADE BY THE COMPANY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO THE RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THOSE FACTORS IDENTIFIED UNDER "BUSINESS-RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997.


                               RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

NET SALES. Net sales decreased $19,000, or 2%, to $820,000 for the three months ended January 31, 1998 from $839,000 for the three months ended January 31, 1997. Net sales remained relatively consistent with the prior year although the composition of sales changed primarily due to the following: (i) the introduction of a new product line, brachytherapy sources, in the first quarter of fiscal 1998 and (ii) a decline in sales of the reference source product line of approximately $102,000, which was due to increased competitive forces which
impacted sales efforts.   The Company introduced its new  brachytherapy source
line in January 1998 and anticipates increased sales of these products in the second quarter of fiscal 1998.

GROSS PROFIT. Gross profit decreased $96,000 or 24% to $304,000 for the three months ended January 31, 1998 from $400,000 for the three months ended January 31, 1997. Gross profit as a percent of sales decreased from 48% to 37% during this period. The decrease in gross profit as a percentage of revenue was attributable to the reduction in gross margins on reference sources and start up costs associated with the brachytherapy source product line, for which sales did not commence until January 1998.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the first quarter of 1998 and R & D expenditures increased to $42,000 for the quarter under review, compared to $10,000 in the same 1997 period. The increase was due primarily to development efforts associated with the brachytherapy source line.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses increased $69,000, or 24%, to $358,000 for the three months ended January 31, 1998 from $289,000 for the three months ended January 31, 1997. G&A expenses increased primarily due to the following: (i) the Company added staff to focus on increasing reference source business product sales and gross margins, and to develop capabilities for new product lines and (ii) the Company incurred $85,000 in waste disposal costs associated with the Company's first waste shipment since it began operations in 1990.

INCOME FROM OPERATIONS. Income from operations decreased $197,000 to $(96,000) for the three months ended January 31, 1998, from $101,000 for the three months ended January 31, 1997. This decrease is a result of the factors described above.

INTEREST INCOME. Interest income increased $158,000 to $166,000 for the three months ended January 31, 1998 from $8,000 for the three months ended January 31, 1997. This increase resulted from the investment of funds received from the Company's 1997 private placement.

NET INCOME. Net income decreased $35,000 to $42,000 for the three months ended January 31, 1998 from $77,000 for the three months ended January 31, 1997. The decrease is a result of the factors described above.



                          LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company had cash and cash equivalents aggregating approximately $14.5 million. The increase in the Company's cash position during the quarter was primarily the result of the private placement of 800,000 shares of its common stock, which resulted in net proceeds to the Company of approximately $13.3 million. For the three months ended January 31, 1998, net cash used by operating activities was $83,000. Capital expenditures of $236,000 were made during the three months ended January 31, 1998. The capital expenditures primarily related to projects designed to increase manufacturing capacity for the new brachytherapy source line.

To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable and new product development as well as to take advantage of strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private and public equity financings and from cash generated by operations. The Company has no long-term debt and has not had, or had the need for, a line of credit or similar arrangement with a bank. Management anticipates that its existing cash resources will be sufficient to fund it planned expansion over the next 24 months, although additional funding may be required to fund the acquisition of complementary businesses, technologies or products.

YEAR 2000 COMPLIANCE. While Year 2000 consideration are not expected to materially impact the Company's internal operations, they may have an effect on some of the Company's customers and suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate costs to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.


                           PART II      OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-QSB for any of the three months ended January 31, 1998, except as follows:

ITEM 1 - LEGAL PROCEEDINGS

In June 1996, an action was commenced in the United States District Court for the Eastern District of Virginia entitled BEST INDUSTRIES, INC. vs. CIS BIO INTERNATIONAL, INC. et al., Civil Action 96-737-A. See the Company's disclosure under Item 3 - Legal Proceedings in its Annual Report on Form 10-KSB for the fiscal year ended October 31 1997. Oral argument on the plaintiff's appeal of the lower court's order of dismissal with prejudice was held on December 3, 1997. On February 2, 1998, the U.S. Court of Appeal for the Fourth Circuit issued its decision vacating the lower court's dismissal with prejudice and remanding the case for a redetermination of the fees and costs to be assessed in connection with the lower court's dismissal without prejudice. The Court of Appeal did not address the merits of the plaintiff's claims. The Company submitted an amended fee petition to the lower court on March 16, 1998. The Company continues to believe the allegations contained in the original complaint were without merit and if the case is reinstated by the lower court or refiled by the plaintiff, the Company intends to vigorously defend such action.

ITEM 2 - CHANGES IN SECURITIES

(c) On November 13, 1997, the Company consummated a private placement of 800,000 shares of its common stock at $18.00 per share. The net proceeds of the private placement to the Company were approximately $13.3 million. In connection with the private placement the Company also issued to the placement agent warrants to purchase an additional 64,000 shares of common stock at an exercise price of $21.60 per share. The offering and sale of the shares and warrants were exempt from registration under Section 4 (2) of the Securities Act of 1933, as transactions not involving a public offering.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits - The following Exhibits are filed herewith:

      Exhibit 10.1 - Purchase Contract dated February 6, 1998,  between the
                     Registrant and PracSys Corp., filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed
                     February 19, 1998, and incorporated herein by reference.

      Exhibit 10.2 - Service Contract dated February 6, 1998,  between the
                     Registrant and PracSys Corp., filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed
                     February 19, 1998, and incorporated herein by reference.

      Exhibit 10.3 - Exclusivity and Purchase Contract dated as of December 31
                     1997, as amended as of February 6, 1998 between the Registrant and PracSys Corp., filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K filed February 19, 1998, and incorporated herein by reference.

      Exhibit 27 -   Financial Data Schedule

b) Reports on Form 8-K - The Registrant filed a Current Report on Form 8-K on November 24, 1997 to report consummation of its private placement of 800,000 shares of common stock. The Registrant filed a Current Report on Form 8-K on February 9, 1998 to make certain disclosures concerning pending litigation. The Registrant filed a Current Report on Form 8-K on February 19, 1998 to disclose the consummation of agreements with PracSys Corp.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NORTH AMERICAN SCIENTIFIC, INC.
                                                (Registrant)



Date     March 16, 1998                 By   /s/ L. Michael Cutrer
     -----------------------                --------------------------------
                                        L. Michael Cutrer
                                        President and Chief Executive Officer
                                        (Principal Executive, Accounting and
                                        Financial Officer)