Form 10QSB
period 1998-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 1998-06-15
CIK 949876

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------

                                FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1998

                      Commission File Number 0-26670

                          ----------------------

                     NORTH AMERICAN SCIENTIFIC, INC.
    (Exact name of small business issuer as specified in its charter)


      Delaware                                                 51-0366422
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


              7435 Greenbush Avenue, North Hollywood, CA 91605
                  (Address of principal executive offices)


                                (818) 503-9201
             (Registrant's telephone number, including area code)


                            ----------------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [X] Yes     [  ] No


    The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of June 9, 1998 was 6,424,675 shares.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NORTH AMERICAN SCIENTIFIC, INC.

                                       INDEX


                                                                           Page
                                                                           ----
                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of April 30, 1998 and
    October 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

  Consolidated Statements of Income for the three months and
    six months ended April 30, 1998 and 1997 . . . . . . . . . . . . . . .   4

  Consolidated Statements of Cash Flows for the six months
    ended April 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . . .   5

  Condensed Notes to Consolidated Financial Statements . . . . . . . . . .   6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . .   8


                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

  Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                          NORTH AMERICAN SCIENTIFIC, INC.

                            CONSOLIDATED BALANCE SHEETS

                                                                          April 30,     October 31,
                                                                             1998           1997
                                                                         ------------   -----------
                                                                         (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .     $ 12,776,000   $ 1,596,000
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . .          812,000       430,000
  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .          453,000       378,000
  Income taxes receivable. . . . . . . . . . . . . . . . . . . . . .                -       106,000
  Prepaid expenses and other current assets. . . . . . . . . . . . .          185,000        61,000
                                                                         ------------   -----------

    Total current assets . . . . . . . . . . . . . . . . . . . . . .       14,226,000     2,571,000

Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .          500,000       500,000
Equipment and leasehold improvements, net  . . . . . . . . . . . . .        1,160,000       346,000
Investment in and advances to Affiliates . . . . . . . . . . . . . .        1,531,000             -
Deposits and other assets  . . . . . . . . . . . . . . . . . . . . .          329,000       256,000
                                                                         ------------   -----------

    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 17,746,000   $ 3,673,000
                                                                         ------------   -----------
                                                                         ------------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .     $    732,000   $   364,000
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .          120,000        81,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .          106,000             -
                                                                         ------------   -----------

    Total current liabilities  . . . . . . . . . . . . . . . . . . .          958,000       445,000
                                                                         ------------   -----------

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    no shares issued . . . . . . . . . . . . . . . . . . . . . . . .                -             -
  Common stock, $.01 par value, 10,000,000 shares authorized;
    6,424,675 and 5,176,052 shares issued and outstanding as of
    April 30, 1998 and October 31, 1997, respectively. . . . . . . .           64,000        34,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .       16,746,000     3,515,000
  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . .          (22,000)     (321,000)
                                                                         ------------   -----------

    Total stockholders' equity . . . . . . . . . . . . . . . . . . .       16,788,000     3,228,000
                                                                         ------------   -----------

    Total liabilities and stockholders' equity . . . . . . . . . . .     $ 17,746,000   $ 3,673,000
                                                                         ------------   -----------
                                                                         ------------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

                          NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENTS OF INCOME


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    APRIL 30,                   APRIL 30,
                                                          ---------------------------   ---------------------------
                                                              1998            1997          1998            1997
                                                          -----------    ------------   -----------     -----------
                                                                   (UNAUDITED)                  (UNAUDITED)
Net sales. . . . . . . . . . . . . . . . . . . . . . .    $ 1,353,000    $    930,000   $ 2,172,000     $ 1,769,000

Cost of goods sold . . . . . . . . . . . . . . . . . .        587,000         479,000     1,103,000         918,000
                                                          -----------    ------------   -----------     -----------

    Gross profit . . . . . . . . . . . . . . . . . . .        766,000         451,000     1,069,000         851,000
                                                          -----------    ------------   -----------     -----------

Selling, general and administrative expenses . . . . .        453,000         266,000       811,000         555,000
Research and development . . . . . . . . . . . . . . .         26,000           5,000        67,000          15,000
                                                          -----------    ------------   -----------     -----------

Income from operations . . . . . . . . . . . . . . . .        287,000         180,000       191,000         281,000

Interest and other income. . . . . . . . . . . . . . .        143,000           8,000       309,000          16,000
                                                          -----------    ------------   -----------     -----------

Income before provision for income taxes . . . . . . .        430,000         188,000       500,000         297,000

Provision for income taxes . . . . . . . . . . . . . .        151,000          86,000       179,000         118,000
                                                          -----------    ------------   -----------     -----------

Net income . . . . . . . . . . . . . . . . . . . . . .    $   279,000    $    102,000   $   321,000     $   179,000
                                                          -----------    ------------   -----------     -----------
                                                          -----------    ------------   -----------     -----------

Earnings per share

  Basic. . . . . . . . . . . . . . . . . . . . . . . .    $       .04    $        .02   $       .05     $       .04
                                                          -----------    ------------   -----------     -----------
                                                          -----------    ------------   -----------     -----------

  Diluted. . . . . . . . . . . . . . . . . . . . . . .    $       .04    $        .02   $       .05     $       .04
                                                          -----------    ------------   -----------     -----------
                                                          -----------    ------------   -----------     -----------

Weighted average number of common and
 common equivalent shares outstanding

  Basic. . . . . . . . . . . . . . . . . . . . . . .        6,408,264       4,542,302     6,292,283       4,531,052
                                                          -----------    ------------   -----------     -----------
                                                          -----------    ------------   -----------     -----------

  Diluted  . . . . . . . . . . . . . . . . . . . . . .      7,159,203       5,071,952     7,052,716       4,942,622
                                                          -----------    ------------   -----------     -----------
                                                          -----------    ------------   -----------     -----------

The accompanying notes are an integral part of the consolidated financial statements.

                          NORTH AMERICAN SCIENTIFIC, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               SIX MONTHS ENDED
                                                                                   APRIL 30,
                                                                        ---------------------------
                                                                              1998           1997
                                                                        ------------    -----------
                                                                                (UNAUDITED)

Cash flows from operating activities:
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    321,000    $   179,000
  Adjustments to reconcile net income to net cash
    provided by operating activities
       Depreciation and amortization . . . . . . . . . . . . . . . .          85,000         24,000
       Changes in assets and liabilities
          Accounts receivable  . . . . . . . . . . . . . . . . . . .        (382,000)       113,000
          Inventories  . . . . . . . . . . . . . . . . . . . . . . .         (75,000)      (131,000)
          Income taxes receivable. . . . . . . . . . . . . . . . . .         106,000              -
          Prepaid expenses and other assets  . . . . . . . . . . . .        (266,000)       (26,000)
          Accounts payable . . . . . . . . . . . . . . . . . . . . .         368,000         55,000
          Accrued expenses . . . . . . . . . . . . . . . . . . . . .          39,000         (9,000)
          Income taxes payable . . . . . . . . . . . . . . . . . . .         106,000       (155,000)
                                                                        ------------    -----------

            Net cash provided by operating activities  . . . . . . .         302,000         50,000
                                                                        ------------    -----------

Cash flows from investing activities:
   Investment in and advances to affiliates  . . . . . . . . . . . .      (1,531,000)             -
   Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .        (892,000)       (87,000)
                                                                        ------------    -----------

            Net cash used in investing activities  . . . . . . . . .      (2,423,000)       (87,000)
                                                                        ------------    -----------

Cash flows from financing activities:
  Issuance of common shares for cash . . . . . . . . . . . . . . . .      13,301,000         50,000
                                                                        ------------    -----------

            Net cash provided by financing activities  . . . . . . .      13,301,000         50,000
                                                                        ------------    -----------

Effect of foreign currency translation on cash . . . . . . . . . . .               -         (6,000)
                                                                        ------------    -----------

Net increase in cash and cash equivalents  . . . . . . . . . . . . .      11,180,000          7,000

Cash and cash equivalents at beginning of period . . . . . . . . . .       1,596,000        866,000
                                                                        ------------    -----------

Cash and cash equivalents at end of period . . . . . . . . . . . . .    $ 12,776,000    $   873,000
                                                                        ------------    -----------
                                                                        ------------    -----------

Supplemental disclosure of cash flow information:

  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .    $          -    $     6,000
                                                                        ------------    -----------
                                                                        ------------    -----------
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . .    $          -    $   281,000
                                                                        ------------    -----------
                                                                        ------------    -----------

The accompanying notes are an integral part of the consolidated financial statements.

                          NORTH AMERICAN SCIENTIFIC, INC.

                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of April 30, 1998 and for the three months and six months then ended is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

Certain reclassifications of previously reported amounts have been made to conform to the current period's presentation.


NOTE 2 - STOCK SPLIT

Effective April 20, 1998, the Company effected a 3-for-2 stock split in the form of a share dividend. The par value of the Company's common stock was unchanged. All common stock information set forth in the consolidated financial statements and notes thereto has been restated to reflect the stock split.


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method.


NOTE 4 - NET INCOME PER SHARE

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


NOTE 5 - PRIVATE PLACEMENT

In November 1997, the Company completed a private placement of 800,000 shares of its common stock to certain institutional investors. The net proceeds to the Company from the sale were approximately $13.3 million.

NOTE 6 - PRACSYS TRANSACTION

In February 1998, the Company entered into agreements with PracSys Corp., a privately held Massachusetts corporation ("PracSys"), pursuant to which PracSys
(i) will manufacture and sell to the Company two particle accelerators to be used in the production of certain isotopes related to the Company's brachytherapy product line and (ii) will operate the machines to produce the isotopes for an initial two year period. The agreements call for total payments to PracSys of approximately $2.7 million upon the achievement of certain milestones. As of April 30, 1998, disbursements to PracSys under these agreements totaled approximately $1.5 million. In addition, PracSys will receive a service fee and also will be entitled to a "royalty" on the Company's sales of products which incorporate isotopes produced using the accelerators.

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


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company is required to adopt SFAS 130 for its fiscal year beginning November 1, 1998; reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not expect this pronouncement to materially impact the presentation of its financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information Reporting ("SFAS 131"). SFAS 131 establishes standards for disclosure about operating in segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The Company is required to adopt SFAS 131 for its fiscal year ending October 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

                          NORTH AMERICAN SCIENTIFIC, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain matters discussed in this quarterly report on Form 10-QSB are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1955 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to the risks detailed herein or detailed from time to time in the Company's filings with the SEC, including those factors identified under "Business-Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

                               RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

NET SALES. Net sales increased $423,000, or 46%, to $1,353,000 for the three months ended April 30, 1998 from $930,000 for the three months ended April 30, 1997. The increase in net sales was primarily due to: (i) the inclusion of revenues from a new product line, brachytherapy sources, which was introduced in the first quarter of fiscal 1998 which increase was partially offset by (ii) a slight decline in sales of the reference source product line due to increased competition.

GROSS PROFIT. Gross profit increased $315,000 or 70% to $766,000 for the three months ended April 30, 1998 from $451,000 for the three months ended April 30, 1997. Gross profit as a percent of sales increased from 48% to 57% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the inclusion of revenues from the brachytherapy product line in the second quarter of fiscal 1998 which yield greater gross margins than the Company's reference source product line.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the second quarter of 1998 with such expenditures totaling $26,000 during this period compared to $5,000 in the corresponding 1997 period. The increase was due primarily to development efforts associated with new product lines. Such expenditures are expected to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $187,000, or 70%, to $453,000 for the three months ended April 30, 1998 from $266,000 for the three months ended April 30, 1997. SG&A expenses increased primarily due to the following: (i) the Company added staff to focus on reference source business product sales, to improve gross margins and to develop capabilities for new product lines and (ii) other general and administrative expenses were increased to support the growth of the Company.

INCOME FROM OPERATIONS. Income from operations increased $107,000 to $287,000 for the three months ended April 30, 1998, from $179,000 for the three months ended April 30, 1997. This increase is a result of a combination of the factors described above.

INTEREST INCOME. Interest income increased $135,000 to $143,000 for the three months ended April 30, 1998 from $8,000 for the three months ended April 30, 1997. This increase resulted from the investment of funds received from the Company's 1997 private placement.

NET INCOME. Net income increased $177,000 to $279,000 for the three months ended April 30, 1998 from $102,000 for the three months ended April 30, 1997. The increase is a result of the factors described above.


SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

NET SALES. Net sales increased $403,000, or 23%, to $2,172,000 for the six months ended April 30, 1998 from $1,769,000 for the six months ended April 30, 1997. The increase in net sales is primarily due to: (i) the introduction of a new product line, brachytherapy sources, in the first quarter of fiscal 1998 which increase was partially offset by (ii) a slight decline in sales of the reference source product line due to increased competition.


GROSS PROFIT. Gross profit increased $218,000 or 26% to $1,070,000 for the six months ended April 30, 1998 from $851,000 for the six months ended April 30, 1997. Gross profit as a percent of sales remained consistent between the periods.


RESEARCH AND DEVELOPMENT. Research and development efforts continued into the first half of 1998 and such expenditures totaled $67,000 for the period under review, compared to $15,000 in the same 1997 period. The increase was due primarily to development efforts associated with the brachytherapy source line. Such expenditures are expected to increase in future periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $256,000, or 46%, to $811,000 for the six months ended April 30, 1998 from $555,000 for the six months ended April 30, 1997. SG&A expenses increased primarily due to the following: (i) the Company added staff to focus on increasing reference source business product sales and gross margins, and to develop capabilities for new product lines (ii) an increase in other general and administrative expenses to support the growth of the Company and (iii) the inclusion of $85,000 in waste disposal costs associated with the Company's first waste shipment since it began operations in 1990.


INCOME FROM OPERATIONS. Income from operations decreased $90,000 to $191,000 for the six months ended April 30, 1998, from $281,000 for the six months ended April 30, 1997. This decrease is a result of the factors described above.


INTEREST INCOME. Interest income increased $293,000 to $309,000 for the six months ended April 30, 1998 from $16,000 for the six months ended April 30, 1997. This increase resulted from the investment of funds received from the Company's 1997 private placement.


NET INCOME. Net income increased $142,000 to $321,000 for the six months ended April 30, 1998 from $179,000 for the six months ended April 30, 1997. The increase is a result of the factors described above.

                          LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company had cash and cash equivalents aggregating approximately $12.8 million. The increase in the Company's cash position during the six months ended April 30, 1998, was primarily the result of the private placement of 800,000 shares of its common stock in November 1997 which resulted in net proceeds to the Company of approximately $13.3 million. For the six months ended April 30, 1998, net cash provided by operating activities was approximately $.3 million. Cash used in investing activities for capital expenditures and agreements with PracSys totaling approximately $2.4 million were made during the six months ended April 30, 1998. The capital expenditures primarily related to projects designed to increase manufacturing capacity for the new brachytherapy source line.

To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable and new product development as well as to take advantage of strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private and public equity financings and from cash generated by operations. The Company has no long-term debt and has not had, or had the need for, a line of credit or similar arrangement with a bank. Management anticipates that its existing cash resources will be sufficient to fund its planned expansion over the next 24 months, although additional funding may be required to fund the acquisition of complementary businesses, technologies or products.

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

                          PART II - OTHER INFORMATION


The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-QSB except as follows:


ITEM 1    LEGAL PROCEEDINGS

In June 1996, an action was commenced in the United States District Court for the Eastern District of Virginia entitled BEST INDUSTRIES, INC vs. CIS BIO INTERNATIONAL, INC. et al., Civil Action 96-737-A. See the Company's disclosure under Item 3 - Legal Proceedings in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 and Item 1 - Legal Proceedings in its Quarterly Report on Form 10-QSB for the first quarter ended January 31, 1998. Upon remand to the lower court, the court awarded fees and costs to the Company in the amount of approximately $11,000 in May 1998. Upon payment of such fees and costs by the plaintiff, the case was dismissed by the lower court without prejudice. The Company continues to believe the allegations contained in the original complaint were without merit, and if the case is refiled by the plaintiff the Company intends to vigorously defend such action.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 3, 1998, the Company held its 1998 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 1999 Annual Meeting of Stockholders: Irwin J. Gruverman, L. Michael Cutrer, Dr. Allan M. Green, Larry Berkin and Michael C. Lee. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:


          NOMINEE                FOR            WITHHELD      ABSTAINED
          Gruverman           3,682,949           2,500          0
          Cutrer              3,682,949           2,500          0
          Green               3,682,949           2,500          0
          Berkin              3,682,949           2,500          0
          Lee                 3,682,949           2,500          0

The stockholders also voted to adopt an amendment to the 1996 Stock Option Plan of the Company to increase the number of shares issuable thereunder to 1,500,000. A total of 1,849,389 shares were cast for the adoption of the proposal, 144,200 shares were cast against this proposal, and 33,075 shares abstained.

The stockholders also voted to approve the ratification of the selection of Price Waterhouse LLP as independent accountants for the Company for the fiscal year ending October 31, 1998. A total of 3,683,374 shares were cast for the adoption of the proposal, 1,800 shares were cast against this proposal, and 275 shares abstained.

1,658,785 broker nonvotes were received in connection with the vote upon the amendment to the 1996 Stock Option Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits - The following Exhibits are filed herewith:

     Exhibit 11.1 - Computation of Earnings per Share
     Exhibit 27 - Financial Data Schedules

b. Reports on Form 8-K -. The Registrant filed a Current Report on Form 8-K on February 9, 1998 to make certain disclosures concerning pending litigation. The Registrant filed a Current Report on Form 8-K on February 19, 1998 to disclose the consummation of agreements with PracSys Corp.



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NORTH AMERICAN SCIENTIFIC, INC.


June 12, 1998                           By:  /s/ L. Michael Cutrer
                                             --------------------------------
                                             Name:   L. Michael Cutrer
                                             Title:  President and
                                                     Chief Executive Officer


June 12, 1998                           By:  /s/ Alan I. Edrick
                                             --------------------------------
                                             Name:   Alan I. Edrick
                                             Title:  Chief Financial Officer