Form 10QSB
period 1998-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 1998-08-26
CIK 949876

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

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

         The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of August 24, 1998 was 6,663,975 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         NORTH AMERICAN SCIENTIFIC, INC.

                                      INDEX

                                                                                                            PAGE

                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of July 31, 1998 and October 31, 1997.................................    3

     Consolidated Statements of Income for the three months and
       nine months ended July 31, 1998 and 1997 ..........................................................    4

     Consolidated Statements of Cash Flows for the nine months
       ended July 31, 1998 and 1997 ......................................................................    5

     Condensed Notes to Consolidated Financial Statements ................................................    6



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ......................................................................    8




                           PART II - OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................   11

ITEM 5.       OTHER MATTERS...............................................................................   11

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits ............................................................................................   11

     Reports on Form 8-K .................................................................................   11

                                      -2-

                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        JULY 31,     OCTOBER 31,
                                                                                          1998          1997
                                                                                      -----------    -----------
                                                                                      (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents .....................................................   $  1,950,000   $  1,596,000
   Marketable securities .........................................................     10,099,000         27,000
   Accounts receivable, net ......................................................        908,000        430,000
   Inventories ...................................................................        596,000        378,000
   Income taxes receivable........................................................             -         106,000
   Prepaid expenses and other current assets......................................        242,000         34,000
                                                                                     ------------   ------------

     Total current assets ........................................................     13,795,000      2,571,000

Notes receivable..................................................................        700,000        500,000
Equipment and leasehold improvements, net ........................................      1,403,000        346,000
Investment in and advances to Affiliates .........................................      1,861,000             -
Deposits and other assets ........................................................        439,000        256,000
                                                                                     ------------   ------------

       Total assets ..............................................................   $ 18,198,000   $  3,673,000
                                                                                     ------------   ------------
                                                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................................................   $    415,000   $    364,000
   Accrued expenses ..............................................................         86,000         81,000
   Income taxes payable ..........................................................        314,000             -
                                                                                     ------------   -----------

     Total current liabilities ...................................................        815,000        445,000
                                                                                     ------------   ------------

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued.............................................................             -              -
   Common stock, $.01 par value, 40,000,000 shares authorized; 6,663,975 and
     5,176,052 shares issued and outstanding as of July 31, 1998
     and October 31, 1997, respectively...........................................         67,000         34,000
   Additional paid-in capital ....................................................     16,923,000      3,515,000
   Unrealized losses on investments ..............................................         (6,000)            -
   Retained earnings (deficit) ...................................................        399,000       (321,000)
                                                                                     ------------   ------------

     Total stockholders' equity ..................................................     17,383,000      3,228,000
                                                                                     ------------   ------------

     Total liabilities and stockholders' equity ..................................   $ 18,198,000   $  3,673,000
                                                                                     ------------   ------------
                                                                                     ------------   ------------

               The accompanying notes are an integral part of the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      JULY 31,                  JULY 31,
                                                              ------------------------  ---------------------
                                                                 1998          1997         1998         1997
                                                              -----------  -----------  -----------  --------
                                                                     (UNAUDITED)               (UNAUDITED)
Net sales...................................................  $ 1,809,000  $   820,000  $ 3,981,000  $ 2,589,000

Cost of goods sold..........................................      776,000      449,000    1,879,000    1,367,000
                                                              -----------  -----------  -----------  -----------

     Gross profit ..........................................    1,033,000      371,000    2,102,000    1,222,000
                                                              -----------  -----------  -----------  -----------

Selling, general and administrative expenses ...............      486,000      296,000    1,297,000      851,000
Research and development....................................       56,000       13,000      122,000       28,000
                                                              -----------  -----------  -----------  -----------

Income from operations .....................................      491,000       62,000      683,000      343,000

Interest and other income...................................      175,000       16,000      483,000       32,000
                                                              -----------  -----------  -----------  -----------

Income before provision for income taxes ...................      666,000       78,000    1,166,000      375,000

Provision for income taxes .................................      246,000       37,000      425,000      155,000
                                                              -----------  -----------  -----------  -----------

Net income .................................................  $   420,000  $    41,000  $   741,000  $   220,000
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Earnings per share

   Basic ...................................................  $    .07     $    .01     $    .12     $    .05
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------


   Diluted..................................................  $    .06     $    .01     $    .10     $    .04
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------


Weighted average number of common and
 common equivalent shares outstanding

   Basic  ..................................................    6,464,572    4,609,802    6,349,713    4,557,302
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
   Diluted .................................................    7,179,244    5,325,928    7,092,175    5,132,118
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------


               The accompanying notes are an integral part of the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED
                                                                                              JULY 31,
                                                                                        1998              1997
                                                                                   -------------    ----------
                                                                                             (UNAUDITED)
Cash flows from operating activities:
    Net income    ..............................................................   $     741,000    $    220,000
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ..........................................         160,000          39,000
        Other     ..............................................................          (4,000)             -
        Changes in assets and liabilities
          Accounts receivable ..................................................        (488,000)        216,000
          Inventories ..........................................................        (218,000)       (236,000)
          Income taxes receivable...............................................         106,000              -
          Prepaid expenses and other assets ....................................        (444,000)        (65,000)
          Accounts payable .....................................................          51,000          47,000
          Accrued expenses .....................................................           5,000          (3,000)
          Income taxes payable .................................................         314,000        (155,000)
                                                                                   -------------    ------------

                  Net cash provided by operating activities ....................         223,000          63,000
                                                                                   -------------    ------------

Cash flows from investing activities:
    Investment in and advances to affiliates ...................................      (1,861,000)             -
    Net purchases of marketable securities .....................................     (10,078,000)             -
    Notes receivable............................................................        (200,000)             -
    Capital expenditures .......................................................      (1,171,000)       (151,000)
                                                                                   --------------   ------------

                  Net cash used in investing activities ........................     (13,310,000)       (151,000)
                                                                                   -------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock..................................      13,441,000       1,114,000
                                                                                   -------------    ------------

                  Net cash provided by financing activities ....................      13,441,000       1,114,000
                                                                                   -------------    ------------

Effect of foreign currency translation on cash .................................              -           (5,000)
                                                                                   -------------    ------------

Net increase in cash and cash equivalents ......................................         354,000       1,021,000

Cash and cash equivalents at beginning of period ...............................       1,596,000         866,000
                                                                                   -------------    ------------

Cash and cash equivalents at end of period .....................................   $   1,950,000    $  1,887,000
                                                                                   -------------    ------------
                                                                                   -------------    ------------
Supplemental disclosure of cash flow information:

    Interest paid ..............................................................   $           -    $      1,000
                                                                                   -------------    ------------
                                                                                   -------------    ------------
    Income taxes paid...........................................................   $      37,000    $    344,000
                                                                                   -------------    ------------
                                                                                   -------------    ------------



               The accompanying notes are an integral part of the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of July 31, 1998 and for the three months and nine months then ended is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

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

NOTE 3 - MARKETABLE SECURITIES

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of July 31, 1998.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method.

NOTE 5 - NET INCOME PER SHARE

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

NOTE 6 - PRIVATE PLACEMENT

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company is required to adopt SFAS 133 for its fiscal year ending October 31, 2000. The Company does not expect this pronouncement to materially impact its consolidated financial position or results of operation

                         NORTH AMERICAN SCIENTIFIC, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

NET SALES. Net sales increased $989,000, or 121%, to $1,809,000 for the three months ended July 31, 1998 from $820,000 for the three months ended July 31, 1997. The increase in net sales was primarily due to the inclusion of revenues from a new product line, brachytherapy sources, which was introduced in the first quarter of fiscal 1998.

GROSS PROFIT. Gross profit increased $662,000 or 178% to $1,033,000 for the three months ended July 31, 1998 from $371,000 for the three months ended July 31, 1997. Gross profit as a percent of sales increased from 45% to 57% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the inclusion of revenues from the brachytherapy product line in the third quarter of fiscal 1998 which yield greater gross margins than the Company's reference source product line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $190,000, or 64%, to $486,000 for the three months ended July 31, 1998 from $296,000 for the three months ended July 31, 1997. SG&A expenses increased primarily due to the following: (i) the Company added staff to focus on reference source business product sales, to improve gross margins and to develop capabilities for new product lines and (ii) other general and administrative expenses were increased to support the growth of the Company.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the third quarter of 1998 with such expenditures totaling $56,000 during this period compared to $13,000 in the corresponding 1997 period. The increase was due primarily to development efforts associated with new product lines. Such expenditures are expected to increase in future periods.

INCOME FROM OPERATIONS. Income from operations increased $429,000 to $491,000 for the three months ended July 31, 1998, from $62,000 for the three months ended July 31, 1997. This increase is a result of a combination of the factors described above.

INTEREST INCOME. Interest income increased $159,000 to $175,000 for the three months ended July 31, 1998 from $16,000 for the three months ended July 31, 1997. This increase resulted from the investment of funds received from the Company's 1997 private placement.

NET INCOME. Net income increased $379,000 to $420,000 for the three months ended July 31, 1998 from $41,000 for the three months ended July 31, 1997. The increase is a result of the factors described above.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

NET SALES. Net sales increased $1,392,000, or 54%, to $3,981,000 for the nine months ended July 31, 1998 from $2,589,000 for the nine months ended July 31, 1997. The increase in net sales is primarily due to: (i) the introduction of the brachytherapy source product line in the first quarter of fiscal 1998 which increase was partially offset by (ii) a slight decline in sales of the reference source product line due to increased competition.

GROSS PROFIT. Gross profit increased $880,000 or 72% to $2,102,000 for the nine months ended July 31, 1998 from $1,222,000 for the nine months ended July 31, 1997. Gross profit as a percent of sales increased from 47% to 53% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the inclusion of revenues from the brachytherapy product line in fiscal 1998 which yield greater gross margins than the Company's reference source product line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $446,000, or 52%, to $1,297,000 for the nine months ended July 31, 1998 from $851,000 for the nine months ended July 31, 1997. SG&A expenses increased primarily due to the following: (i) the Company added staff to focus on increasing reference source business product sales and gross margins, and to develop capabilities for new product lines (ii) an increase in other general and administrative expenses to support the growth of the Company and (iii) the inclusion of $85,000 in waste disposal costs associated with the Company's first waste shipment since it began operations in 1990.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into 1998 and such expenditures totaled $122,000 for the period under review, compared to $28,000 in the same 1997 period. The increase was due primarily to development efforts associated with the brachytherapy source line. Such expenditures are expected to increase in future periods.

INCOME FROM OPERATIONS. Income from operations increased $340,000 to $683,000 for the nine months ended July 31, 1998, from $343,000 for the nine months ended July 31, 1997. This increase is a result of the factors described above.

INTEREST INCOME. Interest income increased $451,000 to $483,000 for the nine months ended July 31, 1998 from $32,000 for the nine months ended July 31, 1997. This increase resulted from the investment of funds received from the Company's 1997 private placement and cash generated from operations.

NET INCOME. Net income increased $521,000 to $741,000 for the nine months ended July 31, 1998 from $220,000 for the nine months ended July 31, 1997. The increase is a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company had cash and investments aggregating approximately $12.0 million. The increase in the Company's cash position during the nine months ended July 31, 1998, was primarily the result of the private placement of 800,000 shares of its common stock in November 1997 which resulted in net proceeds to the Company of approximately $13.3 million. For the nine months ended July 31, 1998, net cash provided by operating activities was approximately $.3 million. Cash used in investing activities for capital expenditures, investments in marketable securities and advances to Affiliates totaling approximately $13.3 million were made during the nine months ended July 31, 1998. The capital expenditures primarily related to projects designed to increase manufacturing capacity for the new brachytherapy source line.

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

YEAR 2000 COMPLIANCE. The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its software in order to address its Year 2000 issue. The Company is initiating formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 issue. The Company has so far received no indication that its, or any material third party's, systems will not be Year 2000 compliant. Consequently, the Company does not expect the Year 2000 issue to be material. However, there can be no assurance that the systems of other companies will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

                           PART II - OTHER INFORMATION


The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-QSB except as follows:

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Following a solicitation of consents by the Company, effective June 11, 1998 the stockholders of the Company approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares from 10 million to 40 million shares. An aggregate of 2,909,172 (68%) of the outstanding shares entitled to vote were cast in favor of the amendment, with 175,237 (4%) shares being cast against and 552 shares (0.01%) abstaining. No broker non-votes were received in connection with the proposal. The Certificate of Amendment was filed with the Secretary of State for the State of Delaware on June 19, 1998.

ITEM 5   OTHER MATTERS

The Securities and Exchange Commission has recently amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of discretionary voting authority in connection with annual shareholder meetings, and in particular with respect to matters not submitted under the Shareholder Proposal rule set forth in Rule 14a-8 under the 1934 Act.

Under the amended Rules, a company is permitted discretionary voting authority in those instances in which the company did not have notice of the matter by a date more than 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision in a company's articles of incorporation or bylaws. The Company has not implemented such an advance notice provision. Accordingly, in connection with the 1999 Annual Meeting of Stockholders of the Company, the date after which notice of a stockholder proposal submitted outside the processes of Rule 14a-8 under the 1934 Act is considered untimely is January 20, 1999.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits - The following Exhibits are filed herewith:

     Exhibit 3.1 - Certification of Amendment to Certificate of Incorporation
     Exhibit 11  - Computation of Earnings per Share
     Exhibit 27  - Financial Data Schedules (EDGAR only)

b. Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORTH AMERICAN SCIENTIFIC, INC.




August 26, 1998           By:      /s/ L. Michael Cutrer
                                     ---------------------
                                     Name:    L. Michael Cutrer
                                     Title:   President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



August 26, 1998           By:      /s/ Alan I. Edrick
                                     ------------------
                                     Name:    Alan I. Edrick
                                     Title:   Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)