Form 10KSB40
period 1998-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 1999-01-21
CIK 949876

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

                         Commission File Number 0-26670

                             ----------------------

                        NORTH AMERICAN SCIENTIFIC, INC.
                 (Name of small business issuer in its charter)

           Delaware                                             51-0366422
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  20200 Sunburst Street, Chatsworth, CA  91311
                    (Address of principal executive offices)

                                 (818) 734-8600
                (Issuer's telephone number, including area code)

                             ----------------------
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, par value $0.01 per share, together
                  with associated Common Stock Purchase Warrants
                                 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $5,839,000.

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of January 11, 1999 was 6,787,975 shares. As of said date, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sales price on such date) was approximately $38,310,859.

Documents incorporated by reference: Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders, in Part III hereof.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         NORTH AMERICAN SCIENTIFIC, INC.

                               TABLE OF CONTENTS


                                  FORM 10-KSB

                                                                           PAGE
                                                                           ----
PART I
------

ITEM 1    Description of Business . . . . . . . . . . . . . . . . . . . .    1

ITEM 2.   Description of Property . . . . . . . . . . . . . . . . . . . .   15

ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   15

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . .   15

ITEM 4A.  Executive Officers of the Registrant. . . . . . . . . . . . . .   16

PART II
-------

ITEM 5.   Market for Common Equity and Related Stockholder Matters  . . .   16

ITEM 6.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . .   17

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .  19-34

ITEM 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . .   35

PART III
--------

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act. . . . . . .   35

ITEM 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .   35

ITEM 11.  Security Ownership of Certain Beneficial Owners and
            Management  . . . . . . . . . . . . . . . . . . . . . . . . .   35

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . .   35

ITEM 13.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   35


Signatures

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

Through its wholly-owned subsidiary North American Scientific, Inc., a California corporation, North American Scientific, Inc., a Delaware corporation (the "Company"), manufactures and markets a broad line of low-level radiation sources and standards for medical, scientific and industrial uses. The Company currently operates in two principal business areas: (i) interstitial radioactive Iodine 125 ("I125") brachytherapy sources, sometimes called "seeds", which are small, implantable radioactive "pellets" used for the treatment of cancer and certain other diseases, and
(ii) radioactive "reference" sources, which are sealed devices containing radioactive sources used to calibrate a variety of medical and commercial equipment. The Company has been in the business of manufacturing radioactive sources since 1990 and recently expanded its business strategy to include the development of brachytherapy products. The Company has entered into agreements with Mentor Corporation, a Delaware corporation ("Mentor"), pursuant to which Mentor distributes I125 brachytherapy seeds, which are used in the treatment of prostate cancer and which are manufactured by the Company. Additionally, the Company has entered into a relationship with RadioMed Corporation ("RadioMed"). The Company believes that RadioMed's technology may prove useful by combining the Company's expertise in radioactive source development with RadioMed's expertise in ion implantation to identify and commercialize other novel medical products and services. In addition, in October 1998 the Company entered into a letter of intent to acquire Theseus Imaging Corp., a Delaware corporation ("Theseus"). Theseus is a development stage company which has been engaged in the development of a new generation of in vivo radiopharmaceutical imaging agents designed to provide images that assess the biological responses of individual patients, thereby guiding the selection of appropriate therapies in such diseases as cancer, organ transplantation and inflammatory conditions. The Company was originally incorporated under the Company Act of British Columbia, Canada, in 1987 and became a Delaware corporation on April 20, 1995.

INTERSTITIAL BRACHYTHERAPY SOURCE BUSINESS

In June 1997, the Company was granted 510(k) marketing approval from the U.S. Food and Drug Administration ("FDA") for an I125 radioactive brachytherapy source which is designed for use in the treatment of prostate cancer in a brachytherapy procedure referred to as "seeding." In this brachytherapy procedure, a number of radioactive sources (currently either I125 or Palladium 103 ("Pd103")) are inserted into the prostate, using thin, hollow needles, to treat cancerous prostatic tissue. Brachytherapy continues to gain acceptance from the urological community as a safe and effective treatment for patients with early stage prostate cancer. Also in June 1997, the

Company entered into an exclusive worldwide sales and marketing relationship with Mentor for its I125-based brachytherapy products for the treatment of prostate cancer. On January 5, 1998, the Company and Mentor formally launched the Company's brachytherapy product under the trade name of IoGold-TM-. Mentor is a leading provider of urology products in the United States and markets the product through its existing urology sales force, as well as through brachytherapy specialists. The Company has filed for U.S. patent protection on its brachytherapy product design.

Prostate cancer is the most prevalent form of cancer in men in the United States. The American Cancer Society estimates that 317,000 new cases of prostate cancer were diagnosed in the United States in 1996 and that in excess of 40,000 deaths are attributable to prostate cancer each year. The cost of medical treatment in the United States for patients with prostate cancer is estimated to be approximately $3 billion annually. Currently, the most common treatment for prostate cancer is radical prostatectomy ("RP"), an invasive surgical procedure. Although effective, this therapy is costly (estimated to cost between $20,000 and $30,000), generally requires a two or three day hospital stay with several weeks of recovery time, and often results in undesired side effects, such as impotence and incontinence. A brachytherapy procedure, on the other hand, is estimated to cost approximately $10,000 - $15,000, is performed on an outpatient basis under local anesthesia with a two or three day recovery period, and has been shown to have a considerably lower incidence of negative side effects.

The Company intends to expand its brachytherapy product line to include a Pd103 -based brachytherapy seed intended for use in prostate and other cancers, as well as radioactive, biocompatible devices for therapeutic applications. In July 1998, the Company was granted 510(k) marketing approval for its Pd103 -based brachytherapy seed.

MENTOR RELATIONSHIP

Mentor, a publicly traded company (NMS - "MNTR"), is based in Minneapolis, Minnesota. According to Mentor's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, Mentor had total sales for that year of $215.3 million. On June 16, 1997, the Company entered into an exclusive worldwide distribution agreement with Mentor to market and sell I125 brachytherapy sources for the treatment of prostate cancer, which are marketed by Mentor under its trade name IoGold-TM-. Under the terms of the five-year agreement, Mentor is responsible for all sales and marketing activities, including the education and training of urologists, radiation oncologists and other personnel involved in the use of brachytherapy seeds. The Company manufactures and ships the brachytherapy seeds in exchange for a fixed percentage of the sales price received by Mentor, subject to an agreed upon minimum transfer price.

The Company believes that the alliance with Mentor will provide for accelerated market penetration and increased sales of I125 brachytherapy sources without the need for developing a comprehensive sales, marketing and product training staff, while allowing the Company to focus on the manufacturing and development of additional brachytherapy products and other radioactive source materials. The Company is developing additional brachytherapy sources utilizing different isotopes, including Pd103. Under the terms of the alliance, Mentor has begun negotiations with the Company with respect to the distribution of Pd103 brachytherapy seeds. If the Company and Mentor are successful in negotiating terms on Pd103 brachytherapy sources, the Company believes Mentor will hold a significant marketing advantage over other radioactive seed distributors due to the breadth of its product line. The Company believes Mentor is the preferred distribution partner due to Mentor's reputation in the marketplace as a knowledgeable urology distribution organization. Mentor currently distributes a broad line of urology products through its dedicated sales force which targets urologists and radiation oncologists for the brachytherapy line.

PRACSYS RELATIONSHIP

On February 6, 1998, the Company entered into agreements with PracSys Corp., a privately held Massachusetts corporation ("PracSys"), pursuant to which (i) PracSys will manufacture and sell to the Company two particle accelerators (the "Systems") to be used in the production of Pd103 as well as other isotopes, and (ii) PracSys will operate the Systems to produce required isotopes for an initial two-year period that is renewable at the Company's election. In addition to fixed payments for the Systems, PracSys will receive a fee for operating the systems and also will be entitled to a "royalty" on the Company's sales of these products which incorporate isotopes produced using the Systems.

In addition, the Company and PracSys entered into an Exclusivity and Purchase Agreement pursuant to which the Company was granted certain exclusivity rights with regard to the PracSys technology.

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

The Company's principal products in this business are its radiation sources and standards, which are used in a variety of areas for calibration, measurement, analysis and control.

a.   STANDARDS FOR NUCLEAR MEDICINE

Nuclear medicine is practiced at over 5,000 U.S. hospitals. Consistent performance of imaging and calibration instrumentation is crucial to successful diagnostic and patient management and cannot be maintained without extensive calibration programs. The Company supplies many of the required types of calibration standards.

b.   STANDARDS FOR CALIBRATION AND REFERENCE

The Company manufactures both catalog products and customized products for commercial laboratories serving the environmental sector. Calibration standards are critical for accurate environmental analysis of unknown samples collected in the field. Moreover, the Company's products have a variety of industrial uses, ranging from measuring the thickness of materials and gauging fluid levels to electronics stabilization and calibration.

The Company makes standards available to various organizations, including certain government agency contractors and laboratories. These standards are often designed to meet special requirements, customized configurations or special processing services.

The Company's commercial customers include federal and state governmental agencies, leading medical equipment manufacturers and nuclear utilities, and private organizations. The Company's radiation sources are sold through a select group of representatives and distributors in North America, Europe and the Far East. The Company supports its products with a full product catalog, advertising and telemarketing and through trade shows. The Company engages in direct selling to end users and also sells to equipment manufacturers for inclusion in their product lines.

Radioisotopes are purchased from government or commercial facilities around the world or are manufactured by irradiation of target materials at commercially available sites. The Company often processes and purifies these isotopes in its laboratories. Once purified, these materials are further processed, contained and calibrated by the Company.

RADIOMED RELATIONSHIP

On October 7, 1997, the Company and RadioMed entered into a strategic alliance which created the first entity in North America intended to provide ion implantation of radioisotopes in commercially viable quantities.
RadioMed is a privately-held company which was organized to specialize in ion implantation of radioactive elements into therapeutic devices for the delivery of site-specific, low level radiation.

RadioMed's proprietary technology allows for the implantation of a radioactive element into virtually any substrate. A substrate is "activated" by implanting charged, radioactive elements which have been accelerated to speeds capable of penetrating the surface of the substrate, thereby fixing the radioactive element at the molecular level. Nonradioactive ion implantation is currently used to create hybrid materials for a variety of medical, commercial and industrial applications. Radiation has long been used as a therapy to control rapidly proliferating cells, such as cancer. However, the inability to effectively administer radiation to a specific area and thereby control the amount of tissue destroyed has limited its therapeutic applications. With the recent advances in site-specific drug delivery technologies, many companies are evaluating the possibility of developing medical devices using radiation therapy. Management believes that certain disease conditions (e.g., restenosis and certain localized cancers) may best be treated by implantable, biocompatible radioactive devices and that RadioMed's proprietary ion implantation capabilities may provide a superior platform from which to develop novel, site-specific radiation therapy products. The alliance requires the Company to perform and oversee the ion implantation services and to receive payments from RadioMed for all such services.

THESEUS TRANSACTION

In October 1998, the Company signed a letter of intent to acquire Theseus. Theseus was established to develop and commercialize nuclear medicine diagnostic agents useful in imaging the response in therapeutic interventions. The aggregate consideration to be paid by the Company in the merger is $3,000,000, payable at the Company's option in cash, stock, or a combination thereof. As of January 1999, Theseus is developing two products, Apomate-TM- and Leukomate-TM-, using technology which is the subject of third party license agreements.

Pending completion of the transaction, the Company anticipates advancing Theseus up to $3.5 million in operating funds to be used to complete phase II activities for Apomate-TM- and

Leukomate-TM-, and for other operating and research purposes. Advances made prior to closing will be in the form of convertible notes secured by Theseus' intellectual property.

Apomate-TM- is a product that allows imaging of cellular apoptosis in treated tumors, autoimmune disease and organ transplant rejection in a living body. Apoptosis is a type of death cells undergo after chemotherapy or radiation treatment, and due to autoimmune disease or organ transplant rejection. Apomate-TM- presents an opportunity to replace the use of tissue biopsies with a noninvasive imaging procedure to diagnose the effectiveness of treatment. Cancer patients who are responding to treatment are expected to show an increased uptake of Apomate-TM-. Organ transplant patients who are experiencing transplanted organ rejection also are expected to show an increased uptake of Apomate-TM-. Apomate-TM- therefore offers opportunities to aid clinicians in the selection of effective treatments for cancer and organ transplantation.

As of October 1998, breast cancer, non-small cell lung cancer, ENT cancer, lymphoma and acute cardiac transplant rejection were identified as target applications for Apomate-TM-. Apomate-TM- is the subject of an FDA-approved Drug Master File. Theseus is proceeding to make Apomate-TM- under Good Manufacturing Practice guidelines for Phase II and Phase III clinical trials.

Leukomate-TM- is a product that allows for the tracking of activated white blood cell distribution to areas of inflammation and injury in a living body. Inflammation may occur due to disease such as diseases of the bowel, obstruction of coronary or cerebral arteries resulting in "hot spots", or physical injury to the human body. Leukomate-TM- therefore offers opportunities in managing therapy for acute and chronic inflammation.

As of October 1998, noninfectious enteritis and colitis, intestinal diverticulitis, acute myocardial infarction, appendicitis, and occult infection were identified as target applications for Leukomate-TM-. A draft Investigational New Drug application has been prepared for Leukomate-TM-.

GOVERNMENT REGULATION

FDA REGULATION

The manufacture and sale of the Company's products are subject to stringent government regulation in the U.S. and other countries. The FDA and other governmental approval and clearances are subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing, or withdrawal of the product from the market. The commercial distribution in the U.S. of any new products developed by the Company will be dependent upon obtaining the prior approval or clearance of the FDA, which can take many years and entail significant costs. The Company has received 510(k) marketing approval from the FDA for the I125 product and with respect to a Pd103-based brachytherapy seed. In countries where the Company's products are not currently approved, the use or sale of the Company's products may require approval by government agencies comparable to the FDA. The process of obtaining such approvals may be lengthy, expensive and uncertain. The Company is also required to adhere to applicable FDA regulations for current Good Manufacturing Practices ("GMP"), including extensive record keeping and reporting and periodic inspections of its manufacturing facilities. Similar requirements are imposed by foreign governmental agencies.

NRC AND CALIFORNIA DEPARTMENT OF HEALTH

The Company's manufacturing operations involve the manufacturing and processing of radioactive materials, which are subject to stringent regulation. The Company operates under a license issued by the California Department of Health which is renewable every eight years. The Company has recently received a renewal of its license for its North Hollywood facility and expects to be issued a license for its new Chatsworth facility at the appropriate time. California is one of the "Agreement States" which are so named because the Nuclear Regulatory Commission ("NRC") has granted such states regulatory authority over radioactive material manufacturers provided such states have regulatory standards meeting or exceeding the standards imposed by the NRC. Most users of the Company's products are required to possess licenses issued by the state in which they reside (if they are Agreement States) or the NRC. Use licenses are also required by some of the foreign jurisdictions in which the Company may seek to market its products.

COMPETITION

The Company's brachytherapy business is subject to intense competition. The Company's competitors in its brachytherapy seed business include Nycomed Amersham PLC, which manufactures and sells I125 brachytherapy sources, and Theragenics Corporation, which manufacturers and sells Pd103 brachytherapy sources through a sales and marketing relationship with Indigo Medical, Inc., a subsidiary of Johnson & Johnson. In addition to competition from other manufacturers of I125-based products which currently exist and new entrants into the market, other products using alternative technologies may continue to be developed which will compete with the Company's brachytherapy products.

The radiation reference source business is also subject to intense competition. The Company's competitors in this industry include AEA Technology PLC and Dupont. The Company believes that these companies have a dominant position in the market for radiation reference source products.

The Company believes that it competes favorably in its targeted markets with these and its other competitors on the basis of price, diversity of product line, customer service, quality and delivery time.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses were $196,000 and $72,000 for the fiscal years ended October 31, 1998 and 1997, respectively. During the 1998 fiscal year, the Company devoted significant time and effort to its I125 brachytherapy and proposed Pd103 line of products, including necessary facility expansion. During fiscal 1999, the Company expects to continue to focus research and development efforts in its medical therapeutics business as well as its radiation reference source business.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company holds rights to an issued U.S. patent on a radioisotope-based device for site localization during biopsy procedures. The Company has also filed for patent protection on its radioactive brachytherapy source design. The Company also relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or that the Company chooses not to patent. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants.

EMPLOYEES

As of January 11, 1999, the Company had a total of 35 employees. Of that number, 21 employees are engaged in manufacturing, five employees are in quality assurance, two employees are in sales and marketing and seven employees are in finance and administrative positions. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.


                            BUSINESS -- RISK FACTORS

EARLY STAGE OF PRODUCT COMMERCIALIZATION

Certain of the Company's products are in an early stage of development and commercialization. The Company's core business historically has involved the manufacture and distribution of low-level radiation sources and reference standards for use in medical imaging, environmental measurement and instrument calibration procedures. However, the Company has recently broadened its line of products to include products involved in medical therapeutics. In particular, the Company expects future revenues to be generated from sales of its existing I125 and proposed Pd103 brachytherapy sources, both of which have received 510(k) clearance from the FDA. I125 is being marketed to physicians by Mentor under Mentor's trade name IoGold-TM-, and is being used by physicians for the treatment of prostate cancer. The Company received FDA approval for the Pd103 brachytherapy product on July 2, 1998. The success of the IoGold-TM- product will be dependent, to a large extent, on the efforts of Mentor, which is the exclusive worldwide distributor of the product. The Company's long-term growth may be significantly affected by whether it and its partners will be able to successfully market and distribute the existing I125 brachytherapy product, or other similar products the Company may develop, to a large portion of the medical community. The timeframe necessary to accomplish this objective may be long and uncertain, and the development and production of additional medical therapeutic products, including products utilizing Pd103, may require even longer development and clinical trial periods than the Company has experienced with the I125 brachytherapy product. There can be no assurance that the Company's products in development will prove to be safe and effective in clinical trials under applicable regulatory guidelines, and clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory or reimbursement approvals. There can be no assurance that the Company will be able to manufacture a Pd103 brachytherapy product at an acceptable cost and appropriate quality, that the Company will be able to develop other new products, obtain regulatory approval for such products in a cost-effective manner or that the Company will be able to increase sales in its target markets. Any failure by the Company to do so could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON MARKETING ALLIANCE

     The Company has only limited experience marketing and selling its products. On June 16, 1997, the Company entered into a five-year marketing and exclusive distribution agreement with Mentor, pursuant to which Mentor markets and distributes the Company's I125 brachytherapy product under Mentor's trade name IoGold-TM-. As a result, sales of the I125 brachytherapy product are dependent on the marketing efforts of Mentor. Mentor is marketing IoGold-TM- through brachytherapy specialists as well as through its established sales force, which is currently dedicated to sales of Mentor's existing urology product line. This sales force intends to market the product to urologists and radiation oncologists on a worldwide basis. In addition, Mentor also intends to be actively involved in the education and training of physicians in the procedures for the use of IoGold-TM-. Since the introduction of the product, the Company has derived significant revenues from the sales of IoGold-TM-, and it expects that sales of IoGold-TM- will continue to constitute a significant percentage of its net sales in the foreseeable future. Any failure by Mentor to successfully market IoGold-TM-or other products that are manufactured by the Company and distributed by Mentor, or to successfully educate and/or train physicians in the use of the product, could have a material adverse effect on the Company's sales of IoGold-TM- and consequently on the business, operating results and financial condition of the Company. Subject to agreement on applicable terms, Mentor also will have the exclusive marketing and distribution rights to the Company's Pd103 -based brachytherapy seeds. However, the Pd103 product is under development and no revenues have been received from its sale.

If the Company does not maintain its relationship with Mentor, or if the Company introduces new products for which Mentor does not act as the distributor, the Company may need to develop third party distribution channels and/or its own direct sales force, which could be time consuming and require significant resources, and there can be no assurance that the Company would be successful. The Company's failure to do so could have a material adverse effect upon its business, operating results and financial condition. In the event that Mentor fails to achieve certain performance targets in specified territories, the Company may terminate Mentor's exclusive distribution rights in such territory or territories, in which case Mentor may have the right to independently manufacture and distribute a I125 -based brachytherapy product. The loss of the Mentor relationship could also result in the Company's inability to market its I125 brachytherapy products under the IoGold-TM- trade name. Any such inability could also have a material adverse effect on the Company's business, operating results and financial condition.

UNCERTAINTY OF MARKET ACCEPTANCE OF BRACHYTHERAPY SOURCES

Ultrasound guided transperineal seeding, currently the most prevalent seeding technique practiced by physicians, is a relatively new treatment method for prostate cancer which currently has a lower level of market penetration than RP. There can be no assurance that brachytherapy will gain significant market acceptance among physicians, patients and health care payors. The success of the Company's existing I125 and proposed Pd103 brachytherapy products will depend on maintaining and increasing favorable perceptions by patients, doctors, health care payors and medical researchers regarding the safety, efficacy and cost effectiveness of the product. Management believes that recommendations by physicians and health care payors will be essential to increase market acceptance of seeding, and there can be no assurance that any such recommendations will be obtained. Physicians in the U.S. or elsewhere will not recommend seeding unless they individually conclude, based on clinical data and other factors, that it is an attractive alternative to traditional methods of prostate cancer treatment, of which RP and external beam radiation therapy ("EBRT") are the most commonly used. RP has a long history as the treatment of choice for early-stage, localized prostate cancer, and many physicians have been trained in this procedure. EBRT has experienced some negative results, which could create an unfavorable public perception of radiation treatment for prostate cancer in general, and could adversely affect public acceptance of seeding. In addition, although Mentor has been granted worldwide distribution rights to the Company's I125 brachytherapy sources to be marketed under Mentor's trade name IoGold-TM-, physicians in many countries, including most European countries, do not currently aggressively treat prostate cancer. The failure of the brachytherapy technique in general, or of IoGold-TM- in particular, to gain acceptance among physicians, patients and/or health care payors in the U.S. or elsewhere could have a material adverse effect on the business, operating results and financial condition of the Company.

MARKET PRICE FLUCTUATIONS

The Company has recently experienced significant variability in the market price and the trading volume of its Common Stock. In addition, the securities markets from time to time experience significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in the Company's testing and development schedules, technological innovations or new product introductions by the Company or its competitors, developments or disputes concerning patents or proprietary rights, regulatory developments in the U.S. and foreign countries, public concern as to the safety of products containing radioactive compounds, and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock and the Company may experience further volatility in the market price and trading volume of the Common Stock.

MANAGEMENT OF GROWTH

The Company's business has grown significantly over the past several years. However, there can be no assurance that the Company will continue to grow.
If growth does occur, there can be no assurance the Company will be effective in managing such future growth, in expanding its facilities and operations or in retaining additional qualified personnel. In particular, the Company has significantly increased its production capacity in order to produce brachytherapy products. This expansion of production capacity has included the leasing of a new production facility and a significant increase in the number of employees dedicated to that production. Furthermore, pursuant to the Company's agreements with RadioMed, the Company has established an ion implantation facility at the Company's North Hollywood, California location. Any failure to effectively manage growth, expand its operations or attract and retain qualified personnel to meet such growth could have a material adverse effect on the Company's business, operating results and financial condition.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's results of operations have historically varied from quarter to quarter and the Company expects that further variability may continue to occur and may be significant. In the past, operating results have varied as a result of a number of factors, including the size and timing of customer orders, the timing of the introduction and customer acceptance of new products or product enhancements by the Company or its competitors, changes in pricing policies by the Company or its competitors, research and development expenditures, certain non-operational expenses and changes in general economic conditions. Future variability in the Company's results of operations may result from the changes in the Company's business disclosed in this Annual Report on Form 10-KSB, in particular due to continued sales of IoGold-TM-, and any future sales of a Pd103 - based product, through the Company's relationship with Mentor.

COMPETITION

The radiation source industry is highly competitive. The Company competes with several national and international companies which are substantially larger and have greater technical, sales, marketing and financial resources than the Company. The Company has no experience in human therapeutic products and competes against companies with greater experience in this sector. Developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could render the Company's products obsolete. Furthermore, since the introduction of IoGold-TM-certain companies have announced their intention to develop I125 brachytherapy products. If demand for treatment of prostate cancer increases, additional companies with substantially greater financial resources than the Company, as well as more extensive experience in research and development, the regulatory approval process and manufacturing and marketing, may develop seeding treatments and products that are similar to the Company's I125 brachytherapy products. There can be no assurance that such future competition will not have a material adverse effect on the Company's business, operating results and financial condition. In addition to competition from other manufacturers of I125 based products, products using alternative technologies, including Pd103, may continue to be developed which will compete with the Company's existing and proposed products.

DEPENDENCE ON KEY CUSTOMERS

Two of the Company's customers accounted for 62% of the Company's total revenues in the 1998 fiscal year. Significant customers may continue to account for a substantial percentage of the Company's sales in both its reference source and brachytherapy source businesses in the future. In particular, the Company expects that Mentor will continue to be a significant customer in the future through the distribution of the IoGold-TM- product. There can be no assurance that any such customers will maintain their volume of business with the Company. A loss of the Company's sales to such customers could have a material adverse effect on the Company's business, operating results and financial condition.

EFFECT OF REIMBURSEMENT POLICIES

A substantial percentage of the patients treated for prostate cancer in the U.S. are covered by Medicare and, consequently, the costs of prostate cancer treatment are subject to Medicare's prescribed rates of reimbursement. Medicare reimbursement amounts for seeding are currently significantly less than for RP. Although seeding requires less physician time than RP, reimbursement amounts, when combined with physician familiarity with RP, may provide disincentives for urologists to perform seeding. There can be no assurance that (i) current or future limitations or requirements for reimbursement by Medicare or other third party payors for prostate cancer treatment will not materially adversely affect the market for the IoGold-TM-product, (ii) health administration authorities outside the U.S. will provide reimbursement at acceptable levels or at all or (iii) any such reimbursement will continue at rates that enable the Company to maintain prices at levels sufficient to realize an appropriate return. The non-occurrence of any such factors could have a material adverse effect on the business, operating results and financial condition of the Company.

GOVERNMENT REGULATION

The manufacture, sale and distribution of the Company's products are subject to stringent government regulation. U.S. and foreign governmental approvals and clearances can take many years, entail significant costs, and be subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market. Thus, the process of obtaining such approvals may be lengthy, expensive and uncertain. There can be no assurance that the necessary approvals for the marketing of the Company's products in other markets will be obtained on a timely basis or at all. The Company is also required to adhere to applicable FDA and foreign regulations for current Good Manufacturing Practices ("GMP"), including extensive record keeping and reporting and periodic inspections of its manufacturing facilities.

The Company's manufacturing operations are subject to stringent regulation. The Company operates under a license issued by the California Department of Health which is renewable every eight years The Company has recently received a renewal of its license on its North Hollywood facility and expects to be issued a license for its new Chatsworth facility at the appropriate time. Use licenses are also required by some of the foreign jurisdictions in which the Company may seek to market its products. There can be no assurance that current licenses held by the Company for its manufacturing operations will remain in force or that additional licenses required for the Company's operations will be issued. There also can be no assurance that the Company's customers will receive or retain the radioactive materials licenses required to possess and use the Company's products, or that delays in the granting of such licenses will not hinder the Company's ability to market its products. Requirements imposed by government regulation result in greater financial costs and uncertainty associated with the disposal of radioactive waste. There can be no assurance that the imposition of such requirements and the costs and regulatory restrictions associated with disposal of waste will not adversely affect the Company's business, operating results and financial condition.

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

NEED FOR FUTURE CAPITAL

The Company's capital requirements have been and are expected to continue to be significant. In particular, significant funds have been and will continue to be necessary to fund expansion of the IoGold-TM- product and to set up a manufacturing capability for the production of ion implantation devices pursuant to the Company's manufacturing and supply agreement with RadioMed. In addition, significant funds are also expected to be required to fund the establishment of production capacity for Pd103 seeds. Management believes the Company's existing capital resources and future operating cash flows will be sufficient to fund the Company's planned expansion over the next 24 months. However, the Company may require further capital for the purchase of complementary businesses, technologies or products. The Company's capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting the proprietary rights of the Company and the time and expense involved in obtaining required regulatory approval to market IoGold-TM- in new markets or similar approvals for new products, including Pd103-based products, the Company may develop.

INTELLECTUAL PROPERTY RIGHTS; DEPENDENCE ON TRADE SECRETS

The Company's success will depend, in part, on its ability to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. There can be no assurance that rights under patents held by, or licensed to, the Company will provide it with competitive advantages or that others will not independently develop similar products or design around or infringe the patents or other proprietary rights owned by or licensed to the Company. In addition, there can be no assurance that any patent obtained or licensed by the Company will be held to be valid and enforceable if challenged by another party.

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

DEPENDENCE ON KEY PERSONNEL

The success of the Company is largely dependent on the personal efforts of key technical and senior management personnel, principally L. Michael Cutrer, its President and Chief Executive Officer. The Company does not have an employment agreement with Mr. Cutrer. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel and is likely to require the further expansion of its management level personnel. Competition for radiation source industry personnel can be intense, and the availability of capable personnel may be limited; thus, their services could be difficult to obtain or replace. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop and market new and enhanced products and to conduct its operations successfully. Any inability to attract and retain such personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

EFFECT OF CERTAIN STATUTORY, CHARTER AND BYLAW PROVISIONS; AUTHORIZATION AND DISCRETIONARY ISSUANCE OF PREFERRED STOCK

Certain provisions of the Company's Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events would be beneficial to the interests of the stockholders. For example, the Company is currently authorized to issue 2,000,000 shares of Preferred Stock, par value $0.01 per share ("Preferred Stock"), without any vote or further action by the Company's stockholders. The Preferred Stock, no shares of which are currently outstanding, is issuable in one or more series with such rights, preferences, maturity dates and similar matters as the Board of Directors of the Company may from time to time determine. The Company is also subject to Section 203 of the Delaware General Corporation law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in a broad range of business ventures with any "interested stockholder" for a period of three years from the date such stockholder became an interested stockholder.

YEAR 2000 COMPLIANCE.

Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its software in order to address its Year 2000 issue. The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 issue. The Company has so far received no indication that its, or any material third party's, systems will not be Year 2000 compliant. In addition, the cost to the Company of its Year 2000 compliance program have not been, and are not expected to be, material. Consequently, the Company does not expect the Year 2000 issue to be material to the Company. However, there can be no assurance that the systems of other companies will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

Item 2.  DESCRIPTION OF PROPERTY

The Company currently occupies approximately 16,200 square feet of office, manufacturing, engineering, warehouse, and research and development laboratory space in North Hollywood, California. The property is subject to a three-year lease that expires on December 31, 2001.

In addition, the Company occupies approximately 24,000 square feet of space in Chatsworth, California which the Company intends to utilize for similar purposes. The term of the lease is five years and expires in November 2003. The Company has an option to extend the lease for an additional five-year term.

The Company believes its manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support its current operations.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended October 31, 1998.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT


          NAME                     AGE       POSITION
          ----                     ---       --------
     Irwin J. Gruverman            65        Chairman

     L. Michael Cutrer             43        President and
                                              Chief Executive Officer

     Alan I. Edrick                31        Chief Financial Officer

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market (the "Nasdaq NMS") under the symbol "NASI" since February 12, 1998. Prior to that time, the Company's Common Stock was traded on the Nasdaq OTC Bulletin Board under the same symbol. The following table sets forth the high and low closing prices for the Common Stock during the periods indicated.


     FISCAL 1997                     HIGH                 LOW
     -----------                     ----                 ---
     First Quarter                 $   1.88            $   1.25
     Second Quarter                $   2.30            $   1.08
     Third Quarter                 $   5.42            $   2.42
     Fourth Quarter                $  16.83            $   5.08

     FISCAL 1998
     -----------
     First Quarter                 $  16.33            $  12.50
     Second Quarter                $  25.58            $  15.53
     Third Quarter                 $  30.50            $  12.25
     Fourth Quarter                $  12.00            $   3.94

On April 30, 1998, the Company announced a three-for-two stock split in the form of a common stock dividend, which was distributed to stockholders of record on April 20, 1998. All share data and numbers of common shares contained in this Form 10-KSB have been retroactively adjusted to reflect the stock split.

As of January 11, 1999, the Company had approximately 69 record holders and estimates that it had approximately 2,250 beneficial owners of it's Common stock.

The Company has never paid cash dividends on its Common Stock and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto

                             RESULTS OF OPERATIONS

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1997

NET SALES. Net sales increased $2,458,000, or 73%, to $5,839,000 for the year ended October 31, 1998 from $3,381,000 for the year ended October 31, 1997. The increase in net sales was primarily due to the inclusion of revenues from the brachytherapy source product line, which was introduced in January 1998.

GROSS PROFIT. Gross profit increased $1,622,000 or 106% to $3,159,000 for the year ended October 31, 1998 from $1,537,000 for the year ended October 31, 1997. Gross profit as a percentage of sales increased from 45% to 54% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the inclusion of revenues from the brachytherapy product line in fiscal 1998 which yield greater gross margins than the Company's reference source product line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $765,000, or 70%, to $1,859,000 for the year ended October 31, 1998 from $1,094,000 for the year ended October 31, 1997. SG&A expenses increased primarily due to the following:
(i) the Company added staff to focus on its product sales, to improve gross margins and to develop capabilities for new product lines and (ii) other general and administrative expenses were increased to support the growth of the Company.

RESEARCH AND DEVELOPMENT. Research and development efforts increased in fiscal 1998, with such expenditures totaling $196,000 during this period compared to $72,000 in the corresponding 1997 period. The increase was due primarily to development efforts associated with new product lines. Such expenditures are expected to increase in future periods.

INCOME FROM OPERATIONS. Income from operations increased $733,000 to $1,104,000 for the year ended October 31, 1998, from $371,000 for the year ended October 31, 1997. This increase is a result of a combination of the factors described above.

INTEREST INCOME. Interest income increased $585,000 to $635,000 for the year ended October 31, 1998 from $50,000 for the year ended October 31, 1997.
This increase resulted primarily from the investment of funds received from the Company's November 1997 private placement.

NET INCOME. Net income increased $823,000 to $1,099,000 for the year ended October 31, 1998 from $276,000 for the year ended October 31, 1997. The increase is a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had cash and investments in marketable securities aggregating approximately $11.2 million and working capital of $12,554,000. The increase in the Company's working capital during the year ended October 31, 1998 was primarily the result of the private placement of 800,000 shares of its Common Stock in November 1997, which resulted in net proceeds to the Company of approximately $13.3 million. For the year ended October 31, 1998, net cash provided by operating activities was approximately $0.4 million. Cash used in investing activities for capital expenditures, investments in marketable securities and advances on construction of equipment totaled approximately $13.4 million during the year ended October 31, 1998. The capital expenditures primarily related to projects designed to increase manufacturing capacity for the new brachytherapy source line.

Net cash provided by financing activities during fiscal 1998 was approximately $13.5 million and consisted primarily of proceeds from the private placement and the exercise of stock options and warrants.

The Company is authorized to purchase on the open market up to $1.5 million of the Company's common stock. No such shares were repurchased as of October 31, 1998.

To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable and new product development as well as to take advantage of strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private equity financings and from cash generated by operations. The Company has no long-term debt or a need for a line of credit or similar arrangement with a bank. Management anticipates that its existing cash resources will be sufficient to fund its planned expansion over the next 24 months, although additional funding may be required to fund the acquisition of complementary businesses, technologies or products.

YEAR 2000 COMPLIANCE. The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its software in order to address its Year 2000 issues. The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 issues. The Company has so far received no indication that its, or any material third party's, systems will not be Year 2000 compliant. In addition, the cost to the Company of its Year 2000 compliance program have not been, and are not expected to be, material. Consequently, the Company does not expect the Year 2000 issue to be material to the Company. However, there can be no assurance that the systems of other companies will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

Item 7. FINANCIAL STATEMENTS

                                                                          Page
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . 20
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . 21
Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . . 22
Consolidated Statement of Changes in Stockholders' Equity. . . . . . . . . 23
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . 24
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
North American Scientific, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiary at October 31, 1998 and 1997, and the results of their operations and of their cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP


Costa Mesa, California
January 11, 1999

                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                            OCTOBER 31,
                                                                                       1998           1997
                                                                                    -----------    -----------
ASSETS

Current assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,119,000    $ 1,596,000
  Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,101,000         27,000
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,323,000        430,000
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        731,000        378,000
  Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -            106,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .        196,000         34,000
                                                                                    -----------    -----------

    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,470,000      2,571,000

Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,163,000        500,000
Equipment and leasehold improvements, net. . . . . . . . . . . . . . . . . . . .      1,587,000        346,000
Advances on construction of equipment. . . . . . . . . . . . . . . . . . . . . .      2,289,000          -
Deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .        394,000        256,000
                                                                                    -----------    -----------

    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $18,903,000     $3,673,000
                                                                                    -----------    -----------
                                                                                    -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   338,000    $   364,000
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        202,000         81,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        376,000          -
                                                                                    -----------    -----------

    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        916,000        445,000
                                                                                    -----------    -----------

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    no shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -              -
  Common stock, $.01 par value, 40,000,000 shares authorized; 6,787,975 and
    5,176,051 shares issued and outstanding as of October 31, 1998
    and 1997, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,000         34,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .     17,162,000      3,515,000
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . . .        757,000       (321,000)
                                                                                    -----------    -----------

    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .     17,987,000      3,228,000
                                                                                    -----------    -----------

    Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . .    $18,903,000    $ 3,673,000
                                                                                    -----------    -----------
                                                                                    -----------    -----------

  The accompanying notes are an integral part of the consolidated financial statements.

                          NORTH AMERICAN SCIENTIFIC, INC.

                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                           YEAR ENDED
                                                                                           OCTOBER 31,
                                                                                   ---------------------------
                                                                                       1998           1997
                                                                                   ------------   ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  5,839,000   $  3,381,000

Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,680,000      1,844,000
                                                                                   ------------   ------------

      Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,159,000      1,537,000
                                                                                   ------------   ------------

Selling, general and administrative expenses . . . . . . . . . . . . . . . . . .      1,859,000      1,094,000
Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . . .        196,000         72,000
                                                                                   ------------   ------------

Income from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,104,000        371,000

Interest and other income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        635,000         50,000
                                                                                   ------------   ------------

Income before provision for income taxes . . . . . . . . . . . . . . . . . . . .      1,739,000        421,000

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .        640,000        145,000
                                                                                   ------------   ------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,099,000    $   276,000
                                                                                   ------------   ------------
                                                                                   ------------   ------------

Earnings per share

  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         .17    $       .06
                                                                                   ------------   ------------
                                                                                   ------------   ------------

  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         .16    $       .05
                                                                                   ------------   ------------
                                                                                   ------------   ------------

Weighted average number of common and
 common equivalent shares outstanding

  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,435,588      4,591,614
                                                                                   ------------   ------------
                                                                                   ------------   ------------

  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,023,650      5,372,398
                                                                                   ------------   ------------
                                                                                   ------------   ------------



  The accompanying notes are an integral part of the consolidated financial statements.

                          NORTH AMERICAN SCIENTIFIC, INC.

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                              Common Stock          Additional    Retained                     Total
                                         ----------------------      Paid-in      Earnings                  Stockholders
                                          Shares        Amount       Capital      (Deficit)       Other        Equity
                                         ---------    ---------   ------------   -----------    ----------  ------------
Balance at October 31, 1996. . . .       4,474,801    $  29,000   $  2,105,000   ($  597,000)    ($ 9,000)  $  1,528,000
Issuance of common stock . . . . .         375,000        3,000        968,000             -            -        971,000
Issuance of warrants . . . . . . .               -            -        135,000             -            -        135,000
Common stock issued upon
 exercise of stock options . . . .         176,250        1,000        145,000             -            -        146,000
Common stock issued upon
 exercise of warrants. . . . . . .         150,000        1,000        162,000             -            -        163,000
Net income . . . . . . . . . . . .               -            -              -       276,000            -        276,000
Foreign currency translation
 adjustment. . . . . . . . . . . .               -            -              -             -        9,000          9,000
                                         ---------    ---------   ------------   -----------    ----------  ------------

Balance at October 31, 1997. . . .       5,176,051       34,000      3,515,000      (321,000)           -      3,228,000
Issuance of common stock under
 private placement . . . . . . . .       1,200,000        8,000     13,186,000             -            -     13,194,000
Common stock issued upon
 exercise of stock options . . . .         336,924        4,000        265,000             -            -        269,000
Common stock issued upon
 exercise of warrants. . . . . . .          75,000        1,000         80,000             -            -         81,000
Effect of common stock dividend. .               -       21,000              -       (21,000)           -              -
Tax benefit related to exercise
 of stock options. . . . . . . . .               -            -        116,000             -            -        116,000
Net income . . . . . . . . . . . .               -            -              -     1,099,000            -      1,099,000
                                         ---------    ---------   ------------   -----------    ----------  ------------

Balance at October 31, 1998. . . .       6,787,975    $  68,000   $ 17,162,000    $  757,000      $     -   $ 17,987,000
                                         ---------    ---------   ------------   -----------    ----------  ------------
                                         ---------    ---------   ------------   -----------    ----------  ------------


  The accompanying notes are an integral part of the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED
                                                                                      OCTOBER 31,
                                                                              -------------------------
                                                                                  1998          1997
                                                                              ------------  -----------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,099,000  $   276,000
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . .        227,000       53,000
       Tax benefit of stock option exercises. . . . . . . . . . . . . . . .        116,000          -
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,000       27,000
       Changes in assets and liabilities
         Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .       (903,000)     253,000
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (353,000)    (234,000)
         Income taxes receivable. . . . . . . . . . . . . . . . . . . . . .        106,000     (106,000)
         Prepaid expenses and other assets  . . . . . . . . . . . . . . . .       (362,000)    (118,000)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .        (26,000)     187,000
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .        121,000      (58,000)
         Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .        376,000     (155,000)
                                                                              ------------  -----------

               Net cash provided by operating activities. . . . . . . . . .        411,000      125,000
                                                                              ------------  -----------

Cash flows from investing activities:
   Advances on construction of equipment  . . . . . . . . . . . . . . . . .     (2,289,000)        -
   Net purchases of marketable securities . . . . . . . . . . . . . . . . .     (9,074,000)      (1,000)
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (663,000)    (500,000)
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,406,000)    (180,000)
                                                                              ------------  -----------

               Net cash used in investing activities  . . . . . . . . . . .    (13,432,000)    (681,000)
                                                                              ------------  -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock . . . . . . . . . . . . . . .     13,544,000    1,279,000
                                                                              ------------  -----------

               Net cash provided by financing activities  . . . . . . . . .     13,544,000    1,279,000
                                                                              ------------  -----------

Effect of foreign currency translation on cash  . . . . . . . . . . . . . .           -           7,000
                                                                              ------------  -----------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .        523,000      730,000

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .      1,596,000      866,000
                                                                              ------------  -----------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .   $  2,119,000  $ 1,596,000
                                                                              ------------  -----------
                                                                              ------------  -----------
Supplemental disclosure of cash flow information:

   Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       -     $     1,000
                                                                              ------------  -----------
                                                                              ------------  -----------

   Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     73,000  $   407,000
                                                                              ------------  -----------
                                                                              ------------  -----------


  The accompanying notes are an integral part of the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

North American Scientific, Inc. manufactures and markets a line of low-level radiation sources and reference standards for medical, scientific and industrial uses. The Company operates in a single business segment with its primary products being (i) brachytherapy sources for the treatment of prostate cancer and (ii) radioactive reference sources used to calibrate a variety of medical and commercial equipment. References to the "Company" include both the parent company and its subsidiary.

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

STOCK SPLIT

Effective April 20, 1998, the Company effected a 3-for-2 stock split in the form of a common stock dividend. The par value of the Company's common stock was unchanged. All common stock information set forth in the consolidated financial statements and notes thereto has been retroactively adjusted to reflect the stock split.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead.

MARKETABLE SECURITIES

The Company considers its marketable securities "available-for-sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between cost and estimated fair values. Fair value is determined to be par plus accrued interest or based on asking prices as quoted by independent brokers at October 31, 1998.

NOTES RECEIVABLE

Notes receivable consists of convertible debt securities of three separate private companies. The Company accounts for its notes receivable in accordance with SFAS No. 115 and considers these notes as "available-for-sale". As of October 31, 1998, there were no material realized or unrealized gains or losses recorded with respect to the notes. These companies are in the early stage of development and management believes that cost approximates fair value. The three companies' stock are not actively traded on a public exchange, therefore management's assessment of fair value was supported by valuations performed by independent appraisers.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

     Furniture, fixtures and equipment    3-15 years
     Leasehold improvements               Lesser of the useful life or term of
                                          lease

Maintenance and repair costs are expensed as incurred, while improvements are capitalized. Gains or losses resulting from the disposition of assets are included in income.

The Company assesses potential impairments to its long-lived assets, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized by the Company.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment and the Company provides currently for estimated discounts, rebates and product returns and the cost to repair or replace products under the warranty provisions in effect at the time of sale.

STOCK OPTION PLAN

The Company accounts for stock options using the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". The disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", have been included in Note 7.

NET INCOME PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", in the first quarter of fiscal 1998. SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the statement of income. Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding for the period.

Diluted earnings per share is computed by dividing the net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by applying the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                              Year Ended
                                                              October 31,
                                                     ---------------------------
                                                          1998           1997
                                                          ----           ----
     Net income                                      $  1,099,000   $    276,000
                                                     ------------   ------------
                                                     ------------   ------------

     Weighted average shares outstanding (basic)        6,435,588      4,591,614
     Dilutive effect of stock options and warrants        588,062        780,784
                                                     ------------   ------------

     Diluted shares outstanding                         7,023,650      5,372,398
                                                     ------------   ------------
                                                     ------------   ------------

     Basic earnings per share                         $       .17    $       .06
     Diluted earnings per share                       $       .16    $       .05

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

RECLASSIFICATIONS

Certain reclassifications of previously reported amounts have been made to conform to the current period's presentation.

DIVERSIFICATION OF CREDIT RISK

The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, collateralized notes receivable and accounts receivable which are not collateralized. The Company's policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure. The Company's customers are financially sound corporations operating in a variety of industries. The Company's credit losses have been within management's estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company is required to adopt SFAS 130 for its fiscal year ending October 31, 1999. The Company does not expect the adoption of this pronouncement to have a material impact on its reported consolidated financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information Reporting" (SFAS 131). SFAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. The Company is required to adopt SFAS 131 for its fiscal year ending October 31, 1999. The Company does not expect the adoption of this pronouncement to have a material effect on its reported consolidated financial condition or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company is required to adopt SFAS 133 for its fiscal year ending October 31, 2000. The Company does not expect the adoption of this pronouncement to have a material effect on its reported consolidated financial condition or results of operations.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                               October 31,
                                       ---------------------------
                                           1998            1997
                                           ----            ----
     Raw materials                     $   606,000     $   367,000
     Work in process                        16,000           4,000
     Finished goods                        109,000           7,000
                                       -----------     -----------
                                       $   731,000     $   378,000
                                       -----------     -----------
                                       -----------     -----------

NOTE 3 - NOTES RECEIVABLE:

The Company has a $500,000 secured subordinated convertible note (the Note) from RadioMed Corporation (RadioMed). The Note bears interest at 10% per annum and matures on October 7, 2007. The Note may be converted at the Company's election at any time prior to the maturity date into Series A Preferred Stock of RadioMed at a price of $500 per share subject to adjustment. However, the Note will be automatically converted into such shares upon the consummation of a public offering by RadioMed or at the maturity date. Interest is not due until the earlier of conversion of the Note or the maturity date. The Note is secured by a first lien on RadioMed's physical assets and proprietary technology as defined in the security agreement, subject to certain subordination.

The Company entered into an exclusive supply agreement with RadioMed whereby the Company will supply 100% of RadioMed's North American requirements for certain ion implantation products for so long as the Company holds at least 50% of the original value of the Note or equivalent dollar value in stock and for one year thereafter.

On October 7, 1998 the Company signed a letter of intent to acquire Theseus Imaging Corporation, a developmental stage company. The purchase price of $3 million is to be paid in Company stock and/or cash, at the Company's option. The acquisition date will not be prior to May 1, 1999 unless an earlier date is mutually agreed upon. The Company has also agreed to provide financing to Theseus up until the acquisition date in an amount not expected to exceed $3.5 million. This financing is in the form of convertible notes bearing interest at the prime rate plus 1%. These notes are convertible into common stock of Theseus at the Company's option. These notes are due and payable or must be converted no later than September 30, 1999. The notes are secured by a first priority interest in Theseus' right, title and interest in the collateral as defined in the Security Agreement, which consists primarily of certain licensing agreements. As of October 31, 1998, the Company had convertible notes outstanding of $463,000. In the event NASI does not pursue the acquisition, it is not obligated to convert the notes.

The Company has a $200,000 secured convertible note from a manufacturing company. The convertible note bears interest at 6% per annum and matures on June 19, 1999 with a one-year extension option. The note may be converted at any time at the Company's election into equity securities of the manufacturing company. Interest is not due until the earlier of conversion of the note or the maturity date. The note is secured by certain licenses and intellectual property rights.

NOTE 4 - ADVANCES ON CONSTRUCTION OF EQUIPMENT:

In February 1998, the Company entered into agreements with PracSys Corp., a privately held Massachusetts corporation (PracSys), pursuant to which PracSys
(i) will manufacture and sell to the Company two particle accelerators to be used in the production of certain isotopes related to the Company's brachytherapy product line and (ii) will operate the machines to produce the isotopes for an initial two-year period. The agreements call for total payments to PracSys of approximately $2.7 million. As of October 31, 1998, disbursements to PracSys under these agreements totaled approximately $2.3 million. In addition, PracSys will receive a service fee and also will be entitled to a royalty on the Company's sales of products which incorporate isotopes produced using the accelerators.

NOTE 5 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following:

                                                             October 31,
                                                        ------------------------
                                                            1998         1997
                                                            ----         ----
     Furniture, fixtures and equipment                  $ 1,583,000   $  467,000
     Leasehold improvements                                 460,000      168,000
                                                        -----------   ----------
                                                          2,043,000      635,000
     Less:  Accumulated depreciation and amortization      (456,000)    (289,000)
                                                        -----------   ----------

                                                        $ 1,587,000   $  346,000
                                                        -----------   ----------
                                                        -----------   ----------

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

The Company leases office and manufacturing space under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.

At October 31, 1998, future minimum rental payments under all operating leases are as follows:

       1999                                      $   277,000
       2000                                          277,000
       2001                                          277,000
       2002                                          196,000
       2003 and thereafter                           195,000
                                                 -----------
                                                 $ 1,222,000
                                                 -----------
                                                 -----------

Total rent expense for the years ended October 31, 1998 and 1997 was $113,000 and $97,000, respectively.

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.


NOTE 7 - STOCKHOLDERS' EQUITY:

PRIVATE PLACEMENT

In November 1997, the Company completed a private placement of 800,000 shares of its common stock to certain institutional investors. The net proceeds to the Company from the sale were approximately $13.2 million.

STOCKHOLDERS RIGHTS PLAN

In October 1998, the Board of Directors of the Company implemented a rights agreement to protect stockholders rights in the event of a proposed takeover of the Company. In the case of a triggering event, each right entitles the Company's stockholders to buy, for $80, $160 worth of common stock for each share of common stock held. The rights will become exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's common stock. The rights, which expire in October 2008, are redeemable at the Company's option for $0.001 per right. The Company also has the ability to amend the rights, subject to certain limitations.

PREFERRED STOCK

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights, and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

STOCK OPTIONS

The Company's 1996 Stock Option Plan provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Certain options are immediately exercisable while other options vest over a period ranging from two to four years. The options expire ten years from the date of grant. Certain options are subject to cancellation in the event of termination of employment.

The following table summarizes option activity:

                                                      Options    Weighted Avg.
                                                    Outstanding  Exercise Price
                                                    -----------  --------------
Balance at October 31, 1996                          551,250       $   0.68

Granted                                              375,750           1.15
Canceled or expired                                        -              -
Exercised                                           (176,250)          0.68
                                                    --------

Balance at October 31, 1997                          750,750           0.92

Granted                                              191,125          14.42
Canceled or expired                                  (58,187)         11.87
Exercised                                           (336,924)          0.80
                                                    --------

Balance at October 31, 1998                          546,764       $   5.00
                                                    --------       --------
                                                    --------       --------

There were 231,125 and 336,562 options exercisable with weighted average exercise prices of $3.13 and $0.76 at October 31, 1998, and 1997, respectively. The weighted-average fair value of options granted during the year ended October 31, 1998 was $5.83.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                      Year Ended October 31,
                                                     -----------------------
                                                       1998           1997
                                                       ----           ----
Dividend yield                                            0%             0%
Expected volatility                                      35%            80%
Risk-free interest rate                                 5.7%           6.4%
Expected lives                                       5 years        5 years

The following table summarizes significant option groups outstanding at October 31, 1998 and related weighted average exercise price and remaining contractual life information as follows:

                                        Options Outstanding
                            ----------------------------------------------
                                            Weighted Avg.
       Range of                              Remaining          Wghtd Avg.
       Exercise                             Contractual          Exercise
        Prices              Shares          Life (Years)           Price
        ------              ------          ------------           -----
     $0.67 - $1.96          371,639             8.02            $   0.97
     $3.94 - $7.63           95,125             9.78                4.50
     $23.50-$24.54           80,000             9.42               24.28
                            -------             ----            --------
                            546,764             8.53            $   5.00
                            -------
                            -------

Had compensation cost for the Company' option plans been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, net income and net income per share would have been as follows:

                                                Year Ended October 31,
                                              --------------------------
                                                  1998             1997
                                                  ----             ----
Net income:
  As reported                                 $ 1,099,000       $ 276,000
  Pro forma                                   $   532,000       $  99,800
Earnings Per Share:
  As reported basic                           $       .17       $     .06
  As reported diluted                         $       .16       $     .05
  Pro forma basic                             $       .08       $     .02
  Pro forma diluted                           $       .08       $     .02

Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the factors described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

MENTOR AGREEMENT

In June 1997, the Company entered into an exclusive worldwide distribution agreement with Mentor Corporation (Mentor) to market and sell certain brachytherapy sources for the treatment of prostate cancer. Under the terms of the five year agreement, Mentor is responsible for sales and marketing activities. Pursuant to the agreement, Mentor purchased 375,000 shares of the Company's common stock at $2.67 per share (the fair market value of the common stock at the time of the agreement). In addition, the agreement originally provided Mentor the right to purchase $2,000,000 of the Company's preferred stock, however, during 1998 the agreement was amended to eliminate this right.

COMMON STOCK WARRANTS

In fiscal 1997, the Company granted 150,000 warrants to a third party in connection with a contract to provide investment banking services on behalf of the Company over a five-year term. The warrants permitted the holder to purchase a total of 150,000 shares of the Company's common stock at $1.63 per share (the fair market value of the Company's common stock at the date of the agreement). The holder exercised 100,000 of such warrants in fiscal 1997 and the remaining 50,000 in fiscal 1998. The fair value of the warrants of $135,000 at the grant date is reflected as other assets and additional paid-in capital and is being amortized over the term of the agreement.

NOTE 8 - SALES TO MAJOR CUSTOMERS:

Revenues from customers that accounted for more than 10% of the Company's consolidated revenues were as follows:

                                                    1998           1997
                                                    ----           ----
   Customer A                                          9%            41%
   Customer B                                         17             30
   Customer C                                         45              -
                                                    ----           ----
                                                      71%            71%
                                                    ----           ----
                                                    ----           ----


NOTE 9 - INCOME TAXES:

The provision for income taxes is as follows:

                                                    1998           1997
                                                    ----           ----
   Federal                                       $ 506,000      $ 130,000
   State                                           134,000         15,000
                                                 ---------      ---------

                                                 $ 640,000      $ 145,000
                                                 ---------      ---------
                                                 ---------      ---------

There are no significant temporary differences that would give rise to the recognition of a deferred tax asset or liability. Accordingly, the Company has not recorded a deferred tax provision.

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

                                                          Year Ended October 31,
                                                          ----------------------
                                                              1998      1997
                                                              ----      ----
Federal tax provision at U.S. statutory rate                    34%       34%
State income taxes, net of federal benefit                       5         4
Other, net                                                      (2)       (4)
                                                              ----      ----

                                                                37%       34%
                                                              ----      ----
                                                              ----      ----

NOTE 10 - RETIREMENT PLAN:

The Company has a 401(k) retirement plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company provides a matching contribution of up to 3% of the eligible employees' gross salaries and wages. Contributions to the plan in 1998 and 1997 were immaterial.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required under this Item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended October 31, 1998.

Item 10.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended October 31, 1998.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended October 31, 1998.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended October 31, 1998.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)Exhibits

                         DESCRIPTION OF DOCUMENTS
                         ------------------------
          3.1            Certificate of Incorporation of the Registrant,
                         incorporated by reference to Exhibit 3(i) of the
                         Registrant's Registration Statement on Form 10-SB,
                         filed August 22, 1995.

          3.2 Certificate of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 1998.


                         DESCRIPTION OF DOCUMENTS
                         ------------------------
          3.3            Certificate of Domestication of the Registrant,
                         incorporated by reference to Exhibit 3(i)(a) of the
                         Registrant's Registration Statement on Form 10-SB,
                         filed August 22, 1995.

          3.4            Bylaws of the Registrant, incorporated by reference to
                         Exhibit 3(ii) of the Registrant's Registration
                         Statement on Form 10-SB, filed August 22, 1995.

         10.1            Lease Agreement dated November 30, 1995 between
                         Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant's Annual
                         Report on Form 10-KSB, filed January 29, 1998.

         10.2            North American Scientific, Inc. Amended and Restated
                         1996 Stock Option Plan, incorporated by reference to
                         Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-62631), filed August
                         31, 1998.

         10.3 Agreement dated as of December 11, 1996 between the Registrant and M.H. Meyerson & Co., Inc., incorporated by reference to Exhibit 10.4 of the Registrant's
                         Registration Statement on Form 10-KSB filed January 21,
                         1997.

         10.4 Stock Purchase Agreement dated as of June 16, 1997 between the Registrant and Mentor Corporation, incorporated by reference to Exhibit 10.1 of the Registrant's Firm 10-QSB, filed September 15, 1997.

         10.5 Exclusive Marketing and Distribution Agreement dated as of June 16, 1997 between the Registrant and Mentor
                         Corporation, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-QSB, filed September 15,
                         1997.

         10.6 Exclusive Manufacturing and Supply Agreement dated as of October 7, 1997 between the Registrant and RadioMed
                         Corporation, incor-porated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed October 9, 1997.

         10.7            Note Purchase Agreement between the Registrant and
                         RadioMed Corporation, dated as of October 7, 1997, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed October 9, 1997.



                         DESCRIPTION OF DOCUMENTS
                         ------------------------
         10.8            Stock Purchase Agreement dated as of November 10, 1997
                         among the Registrant and the investors identified
                         therein, incorporated by reference to Exhibit 10.1 of
                         the Registrant's Form 8-K filed November 24, 1997.

         10.9            Purchase Contract dated February 6, 1998 between the
                         Registrant and PracSys Corp., incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed
                         February 19, 1998.

         10.10           Service Contract dated February 6, 1998 between the
                         Registrant and PracSys Corp., incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed
                         February 19, 1998.

         10.11           Exclusivity and Purchase Contract dated as of December
                         31, 1997,  as amended February 6, 1998 between the
                         Registrant and PracSys Corp., incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed
                         February 19, 1998.

         10.12           Rights Agreement, incorporated by reference to
                         Exhibit 99.1 of the Registrant's Form 8-A, filed
                         October 16, 1998.

         21.1 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of the Registrant's
                         Registration Statement on Form 10-SB, filed August 22,
                         1995.

         23.1            Consent of PricewaterhouseCoopers LLP.

         27.1            Financial Data Schedule.

         (b)Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTH AMERICAN SCIENTIFIC, INC.




January 19, 1999                  By:  /s/ L. Michael Cutrer
                                       ---------------------------------
                                       Name:   L. Michael Cutrer
                                       Title:  President and
                                               Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities indicated on this 19th day of January, 1999.


SIGNATURE                                         TITLE

/s/ Irwin J. Gruverman                  Chairman of the Board of Directors
-----------------------------
Irwin J. Gruverman


/s/ L. Michael Cutrer
-----------------------------           President, Chief Executive Officer and
L. Michael Cutrer                       Director (Principal Executive Officer)


/s/ Alan I. Edrick
-----------------------------           Chief Financial Officer (Principal
Alan I. Edrick                          Financial and Accounting Officer)


/s/ Larry Berkin                        Director
-----------------------------
Larry Berkin


/s/ Allan M. Green                      Director
-----------------------------
Dr. Allan M. Green


/s/ Michael C. Lee                      Director
-----------------------------
Michael C. Lee
