Form 10-Q
period 1999-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 1999-03-03
CIK 949876

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

                         Commission File Number 0-26670


                               ------------------


                         NORTH AMERICAN SCIENTIFIC, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                              51-0366422
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


                   20200 Sunburst Street, Chatsworth, CA 91311
                    (Address of principal executive offices)


                                 (818) 734-8600
              (Registrant's telephone number, including area code)


                               ------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           /X/ Yes     / / No



         The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of March 1, 1999 was 6,788,575 shares.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         NORTH AMERICAN SCIENTIFIC, INC.

                                      INDEX


                                                                                                            PAGE
                                                                                                           ------
                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of January 31, 1999 and October 31, 1998..............................    3

     Consolidated Statements of Income for the three months ended
        January 31, 1999 and 1998 ........................................................................    4

     Consolidated Statements of Cash Flows for the three months
        ended January 31, 1999 and 1998 ..................................................................    5

     Condensed Notes to Consolidated Financial Statements ................................................    6



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ......................................................................    8




                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits ............................................................................................   11

     Reports on Form 8-K .................................................................................   11


                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     JANUARY 31,      OCTOBER 31,
                                                                                        1999             1998
                                                                                     ------------   ------------
                                                                                     (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents .....................................................   $  1,541,000   $  2,119,000
   Marketable securities .........................................................      8,500,000      9,101,000
   Accounts receivable, net ......................................................      1,362,000      1,323,000
   Inventories ...................................................................        678,000        731,000
   Prepaid expenses and other current assets......................................        174,000        196,000
                                                                                     ------------   ------------

     Total current assets ........................................................     12,255,000     13,470,000

Notes receivable..................................................................      1,778,000      1,163,000
Equipment and leasehold improvements, net ........................................      2,393,000      1,587,000
Advances on construction of equipment ............................................      2,744,000      2,289,000
Deposits and other assets ........................................................        556,000        394,000
                                                                                     ------------   ------------

       Total assets ..............................................................   $ 19,726,000   $ 18,903,000
                                                                                     ------------   ------------
                                                                                     ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................................................   $    554,000   $    338,000
   Accrued expenses ..............................................................        352,000        202,000
   Income taxes payable ..........................................................        323,000        376,000
                                                                                     ------------   -------------

     Total current liabilities ...................................................      1,229,000        916,000
                                                                                     ------------   ------------

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued.............................................................             -              -
   Common stock, $.01 par value, 40,000,000 shares authorized; 6,787,975 shares issued and outstanding as of January 31, 1999 and
     October 31, 1998.............................................................         68,000         68,000
   Additional paid-in capital ....................................................     17,162,000     17,162,000
   Retained earnings .............................................................      1,267,000        757,000
                                                                                     ------------   ------------

     Total stockholders' equity ..................................................     18,497,000     17,987,000
                                                                                     ------------   ------------

     Total liabilities and stockholders' equity ..................................   $ 19,726,000   $ 18,903,000
                                                                                     ------------   ------------
                                                                                     ------------   ------------


               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                         THREE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                                   -----------------------------
                                                                                        1999              1998
                                                                                   -------------    ------------
                                                                                             (UNAUDITED)
Net sales ......................................................................   $   2,427,000    $    820,000

Cost of goods sold..............................................................         909,000         516,000
                                                                                   -------------    ------------

      Gross profit .............................................................       1,518,000         304,000
                                                                                   -------------    ------------

Selling, general and administrative expenses ...................................         698,000         358,000
Research and development........................................................          92,000          42,000
                                                                                   -------------    ------------

Income (loss) from operations ..................................................         728,000         (96,000)

Interest and other income.......................................................         122,000         166,000
                                                                                   -------------    ------------

Income before provision for income taxes .......................................         850,000          70,000

Provision for income taxes .....................................................         340,000          28,000
                                                                                   -------------    ------------

Net income .....................................................................   $     510,000    $     42,000
                                                                                   -------------    ------------
                                                                                   -------------    ------------

Earnings per share

    Basic ......................................................................   $         .08    $        .01
                                                                                   -------------    ------------
                                                                                   -------------    ------------

    Diluted.....................................................................   $         .07    $        .01
                                                                                   -------------    ------------
                                                                                   -------------    ------------

Weighted average number of common and
 common equivalent shares outstanding

    Basic  .....................................................................       6,787,975       6,176,302
                                                                                   -------------    ------------
                                                                                   -------------    ------------

    Diluted.....................................................................       7,162,358       6,947,254
                                                                                   -------------    ------------
                                                                                   -------------    ------------

               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                                   -----------------------------
                                                                                        1999              1998
                                                                                   -------------    ------------
                                                                                             (UNAUDITED)
Cash flows from operating activities:
    Net income .................................................................   $     510,000    $     42,000
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ..........................................          69,000          43,000
        Changes in assets and liabilities
          Accounts receivable ..................................................         (39,000)       (210,000)
          Inventories ..........................................................          53,000         (35,000)
          Income taxes receivable...............................................               -          28,000
          Prepaid expenses and other assets ....................................        (148,000)          1,000
          Accounts payable .....................................................         216,000          74,000
          Accrued expenses .....................................................         150,000         (26,000)
          Income taxes payable .................................................         (53,000)              -
                                                                                   --------------   ------------

                  Net cash provided by (used in) operating activities ..........         758,000         (83,000)
                                                                                   -------------    -------------

Cash flows from investing activities:
    Advances on construction of equipment.......................................        (455,000)              -
    Net sales of marketable securities .........................................         601,000               -
    Notes receivable............................................................        (615,000)              -
    Capital expenditures .......................................................        (867,000)       (236,000)
                                                                                   --------------   ------------

                  Net cash used in investing activities ........................      (1,336,000)       (236,000)
                                                                                   -------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock..................................               -      13,256,000
                                                                                   -------------    ------------

                  Net cash provided by financing activities ....................               -      13,256,000
                                                                                   -------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................        (578,000)     12,937,000

Cash and cash equivalents at beginning of period ...............................       2,119,000       1,596,000
                                                                                   -------------    ------------

Cash and cash equivalents at end of period .....................................   $   1,541,000    $ 14,533,000
                                                                                   -------------    ------------
                                                                                   -------------    ------------

Supplemental disclosure of cash flow information:

    Interest paid ..............................................................   $           -    $          -
                                                                                   -------------    ------------
                                                                                   -------------    ------------
    Income taxes paid...........................................................   $     393,000    $          -
                                                                                   -------------    ------------
                                                                                   -------------    ------------

               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of January 31, 1999 and for the three months then ended is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

NOTE 2 - STOCK SPLIT

Effective April 20, 1998, the Company effected a 3-for-2 stock split in the form of a share dividend. The par value of the Company's common stock was unchanged. All common stock information set forth in the consolidated financial statements and notes thereto has been restated to reflect the stock split.

NOTE 3 - MARKETABLE SECURITIES

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of January 31, 1999.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                               January 31,       October 31,
                                                   1999            1998
                                                   ----            ----
      Raw materials                            $    538,000      $    606,000
      Work in process                                43,000            16,000
      Finished goods                                 97,000           109,000
                                               ------------      ------------
                                               $    678,000     $     731,000
                                               ------------      ------------
                                               ------------      ------------

NOTE 5 - NET INCOME PER SHARE

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

                                                                                      Three Months Ended
                                                                                           January 31,
                                                                                --------------------------------
                                                                                      1999                1998
                                                                                      ----                ----
         Net income                                                             $      510,000     $      42,000
                                                                                --------------     -------------
                                                                                --------------     -------------

         Weighted average shares outstanding (basic)                                 6,787,975         6,176,302
         Dilutive effect of stock options and warrants                                 374,383           770,952
                                                                                --------------     -------------

         Diluted shares outstanding                                                  7,162,358         6,947,254
                                                                                --------------     -------------
                                                                                --------------     -------------

         Basic earnings per share                                               $          .08     $         .01
         Diluted earnings per share                                             $          .07     $         .01

                         NORTH AMERICAN SCIENTIFIC, INC.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain matters discussed in this quarterly report on Form 10-Q are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to any risks detailed herein or detailed from time to time in the Company's filings with the SEC, including those factors identified under "Business-Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

NET SALES. Net sales increased $1,607,000, or 196%, to $2,427,000 for the three months ended January 31, 1999 from $820,000 for the three months ended January 31, 1998. The increase in net sales was due to the increase in revenues generated from the I-125 brachytherapy product line which was introduced in January 1998. Sales of the non-therapeutic lines remained consistent between periods.

GROSS PROFIT. Gross profit increased $1,214,000 or 399% to $1,518,000 for the three months ended January 31, 1999 from $304,000 for the three months ended January 31, 1998. Gross profit as a percent of sales increased from 37% to 63% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the brachytherapy product line in the first quarter of fiscal 1999 which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $340,000, or 95%, to $698,000 for the three months ended January 31, 1999 from $358,000 for the three months ended January 31, 1998. SG&A as a percent of net sales decreased to 29% for the three months ended January 31, 1999 from 44% for the same period in 1998. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1998 and continuing into the first quarter of fiscal 1999 to support the growth of the Company, (ii) the Company leased a new facility in September 1998 that houses new product development and corporate offices and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the first quarter of 1999 with such expenditures totaling $92,000 during this period compared to $42,000 in the corresponding 1998 period. The increase was due primarily to development efforts associated with new product lines. Such expenditures may increase in future periods.

INCOME FROM OPERATIONS. Income from operations increased $824,000 to $728,000 for the three months ended January 31, 1999, from a loss of $96,000 for the three months ended January 31, 1998. This increase is a result of a combination of the factors described above.

INTEREST AND OTHER INCOME. Interest and other income decreased $44,000 to $122,000 for the three months ended January 31, 1999 from $166,000 for the three months ended January 31, 1998. The Company maintained a lower average cash and investments balance for the quarter ended January 31, 1999 compared to January 31, 1998 as a result of the investment of funds in operations and investing activities during the period December 1997 to January 1999 to expand the brachytherapy product lines. The investments were consistent with management's plans upon consummation of the private placement in November 1997.

NET INCOME. Net income increased $468,000 to $510,000 for the three months ended January 31, 1999 from $42,000 for the three months ended January 31, 1998. The increase is a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company had cash and investments in marketable securities aggregating approximately $10 million and working capital of $11 million. For the three months ended January 31, 1999, net cash provided by operating activities was approximately $0.8 million. Net cash used in investing activities primarily for capital expenditures, convertible notes and advances on construction of equipment totaled approximately $1.3 million during the three months ended January 31, 1999. The capital expenditures primarily related to projects designed to increase manufacturing capacity for the brachytherapy product lines.

The Company is authorized to purchase up to $1.5 million of the Company's common stock on the open market. No such shares have been repurchased as of January 31, 1999.

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

In an effort to address our Year 2000 exposure the Company assembled a team of senior managers to create a program that included IT and non-IT components (office productivity, manufacturing, product, computer, and systems). For each component area, the team has created projects to identify and address the risks associated with the new millennium and leap year. The projects include:

-    Strategic Customer and Supplier Evaluation;
-    Component Assessment;
-    Non-compliance Resolution;
-    Testing; and
-    Documentation.

Further, the Company has added a Year 2000 assessment and disclosure step to the purchasing process. Hereafter, each IT and non-IT component acquisition must include a Year 2000 product assessment.

Based upon this ongoing assessment, the Company believes that it will not be required to modify or replace significant portions of its component inventory to address Year 2000 issues.

In addition to risks associated with internal components, the Company has relationships with, and is to varying degrees dependent upon, third parties that provide us with information, goods and services. These include financial institutions, suppliers, vendors, research partners and governmental entities, as well as customers and distributors. External agent risks remain outside of our control, however the Company has instituted programs to identify and assess our external agents' Year 2000 compliance. To date, the Company has received no indication from any material third party that they anticipate any Year 2000 compliance problems.

The Company will continue to assess Year 2000 compliance on an on-going basis, including monitoring new products and conducting surveys with third parties to ensure Year 2000 issues are resolved in a timely manner. Additionally, the Company is developing a contingency plan which it will put into effect in the event of any currently unanticipated Year 2000 compliance issues.

All aspects of the Company's Year 2000 program are expected to be completed in mid-1999. Total costs to resolve the Year 2000 issue are not expected to be material to the Company's financial position, results of operations or cash flows

The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

                           PART II - OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits - The following Exhibits are filed herewith:

     Exhibit 10.1 - Lease Agreement dated as of August 14, 1998 between the Registrant and The Vernon and Helen Farquhar Family Trust, et al

     Exhibit 27 - Financial Data Schedule (EDGAR only)

b. Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORTH AMERICAN SCIENTIFIC, INC.




March 3, 1999                    By:   /s/ L. Michael Cutrer
                                     --------------------------------------
                                     Name:    L. Michael Cutrer
                                     Title:   President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



March 3, 1999                    By:   /s/ Alan I. Edrick
                                     --------------------------------------
                                       Name:    Alan I. Edrick
                                       Title:   Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)