Form 10-Q
period 1999-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 1999-05-20
CIK 949876

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

                         Commission File Number 0-26670

                                -----------------

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

                                -----------------



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



     The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of May 18, 1999 was 6,804,137 shares.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         NORTH AMERICAN SCIENTIFIC, INC.

                                      INDEX

                                                                                         PAGE
                                                                                         ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of April 30, 1999 and October 31, 1998...............   3

     Consolidated Statements of Income for the three months and six months
        ended April 30, 1999 and 1998 ...................................................   4

     Consolidated Statements of Cash Flows for the six months
       ended April 30, 1999 and 1998 ....................................................   5

     Condensed Notes to Consolidated Financial Statements ...............................   6



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS .....................................................   8




                           PART II - OTHER INFORMATION


ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................   12

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits ...........................................................................   12

     Reports on Form 8-K ................................................................   12

                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                      APRIL 30,       OCTOBER 31,
                                                                                        1999             1998
                                                                                     -----------    -------------
                                                                                     (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents .....................................................   $  1,456,000   $  2,119,000
   Marketable securities .........................................................      8,100,000      9,101,000
   Accounts receivable, net ......................................................      1,346,000      1,323,000
   Inventories ...................................................................        658,000        731,000
   Prepaid expenses and other current assets......................................        262,000        196,000
                                                                                     ------------   ------------

     Total current assets ........................................................     11,822,000     13,470,000

Notes receivable..................................................................      2,373,000      1,163,000
Equipment and leasehold improvements, net ........................................      3,153,000      1,587,000
Advances on construction of equipment ............................................      2,744,000      2,289,000
Deposits and other assets ........................................................        481,000        394,000
                                                                                     ------------   ------------

       Total assets ..............................................................   $ 20,573,000   $ 18,903,000
                                                                                     ------------   ------------
                                                                                     ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................................................   $    423,000   $    338,000
   Accrued expenses ..............................................................        357,000        202,000
   Income taxes payable ..........................................................        564,000        376,000
                                                                                     ------------   ------------

     Total current liabilities ...................................................      1,344,000        916,000
                                                                                     ------------   ------------
Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued.............................................................             -              -
   Common stock, $.01 par value, 40,000,000 shares authorized; 6,804,137 and 6,787,975 shares issued and outstanding as of April 30, 1999 and
     October 31, 1998, respectively...............................................         68,000         68,000
   Additional paid-in capital ....................................................     17,177,000     17,162,000
   Retained earnings .............................................................      1,984,000        757,000
                                                                                     ------------   ------------

     Total stockholders' equity ..................................................     19,229,000     17,987,000
                                                                                     ------------   ------------

     Total liabilities and stockholders' equity ..................................   $ 20,573,000   $ 18,903,000
                                                                                     ------------   ------------
                                                                                     ------------   ------------

               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      APRIL 30,                 APRIL 30,
                                                              ------------------------  ------------------------
                                                                 1999          1998         1999         1998
                                                              ------------------------  ------------------------
                                                                     (UNAUDITED)               (UNAUDITED)
Net sales...................................................  $ 3,007,000  $ 1,353,000  $ 5,434,000  $ 2,172,000

Cost of goods sold..........................................    1,095,000      587,000    2,004,000    1,103,000
                                                              -----------  -----------  -----------  -----------

     Gross profit ..........................................    1,912,000      766,000    3,430,000    1,069,000
                                                              -----------  -----------  -----------  -----------

Selling, general and administrative expenses ...............      765,000      453,000    1,463,000      811,000
Research and development....................................      112,000       26,000      204,000       67,000
                                                              -----------  -----------  -----------  -----------

Income from operations .....................................    1,035,000      287,000    1,763,000      191,000

Interest and other income...................................      129,000      143,000      251,000      309,000
                                                              -----------  -----------  -----------  -----------

Income before provision for income taxes ...................    1,164,000      430,000    2,014,000      500,000

Provision for income taxes .................................      447,000      151,000      787,000      179,000
                                                              -----------  -----------  -----------  -----------

Net income .................................................  $   717,000  $   279,000  $ 1,227,000  $   321,000
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

Earnings per share

   Basic ...................................................  $       .11  $       .04  $       .18  $       .05
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

   Diluted..................................................  $       .10  $       .04  $       .17         $.05
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

Weighted average number of common and
 common equivalent shares outstanding

   Basic  ..................................................    6,794,806    6,408,264    6,791,351    6,292,283
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

   Diluted .................................................    7,140,065    7,159,203    7,156,634    7,052,716
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------


    The accompanying notes are an integral part of the consolidated financial statements

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          SIX MONTHS ENDED
                                                                                              APRIL 30,
                                                                                   -----------------------------
                                                                                        1999              1998
                                                                                   -------------    ------------
                                                                                             (UNAUDITED)
Cash flows from operating activities:
    Net income..................................................................   $   1,227,000    $    321,000
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ..........................................         159,000          85,000
        Changes in assets and liabilities
          Accounts receivable ..................................................         (23,000)       (382,000)
          Inventories ..........................................................          73,000         (75,000)
          Income taxes receivable...............................................               -         106,000
          Prepaid expenses and other assets ....................................        (168,000)       (266,000)
          Accounts payable .....................................................          85,000         368,000
          Accrued expenses .....................................................         155,000          39,000
          Income taxes payable .................................................         188,000         106,000
                                                                                   -------------    ------------

                  Net cash provided by operating activities.....................       1,696,000         302,000
                                                                                   -------------    ------------

Cash flows from investing activities:
    Advances on construction of equipment.......................................        (455,000)     (1,531,000)
    Net sales of marketable securities .........................................       1,001,000              -
    Notes receivable............................................................      (1,210,000)             -
    Capital expenditures .......................................................      (1,710,000)       (892,000)
                                                                                   -------------    ------------

                  Net cash used in investing activities ........................      (2,374,000)     (2,423,000)
                                                                                   -------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock..................................          15,000      13,301,000
                                                                                   -------------    ------------

                  Net cash provided by financing activities ....................          15,000      13,301,000
                                                                                   -------------    ------------

Net (decrease) increase in cash and cash equivalents ...........................        (663,000)     11,180,000

Cash and cash equivalents at beginning of period ...............................       2,119,000       1,596,000
                                                                                   -------------    ------------

Cash and cash equivalents at end of period .....................................   $   1,456,000    $ 12,776,000
                                                                                   -------------    ------------
                                                                                   -------------    ------------

Supplemental disclosure of cash flow information:

    Income taxes paid...........................................................   $     598,000    $          -
                                                                                   -------------    ------------
                                                                                   -------------    ------------

               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of April 30, 1999 and for the three months and six months then ended is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.


NOTE 2 - MARKETABLE SECURITIES

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of April 30, 1999.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

                             April 30,         October 31,
                               1999               1998
                               ----               ----
     Raw materials           $ 440,000         $ 606,000
     Work in process            66,000            16,000
     Finished goods            152,000           109,000
                             ---------         ---------
                             $ 658,000         $ 731,000
                             ---------         ---------
                             ---------         ---------

NOTE 4 - NET INCOME PER SHARE

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

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      APRIL 30,                              APRIL 30,
                                                            ------------------------------          ------------------------------
                                                               1999               1998                 1999               1998
                                                            ----------          ----------          ----------         -----------
                                                                     (UNAUDITED)                             (UNAUDITED)
     Net income                                             $  717,000          $  279,000          $1,227,000          $  321,000
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------
     Weighted average shares outstanding (basic)             6,794,806           6,408,264           6,791,351           6,292,283

     Dilutive effect of stock options and warrants             345,259             750,939             365,283             760,433

     Diluted shares outstanding                              7,140,065           7,159,203           7,156,634           7,052,716
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------
     Basic earnings per share                               $      .11          $      .04          $      .18          $      .05
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------
     Diluted earnings per share                             $      .10          $      .04          $      .17          $      .05
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------

                         NORTH AMERICAN SCIENTIFIC, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain matters discussed in this quarterly report on Form 10-Q are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to any risks detailed herein or detailed from time to time in the Company's filings with the SEC, including those factors identified under "Business-Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998. Any forward-looking statements herein speak only as of the date of this Form 10-Q, and the Company undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future results or otherwise.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

NET SALES. Net sales increased $1,654,000, or 122%, to $3,007,000 for the three months ended April 30, 1999 from $1,353,000 for the three months ended April 30, 1998. The increase in net sales was due primarily to the increase in revenues generated from the I-125 brachytherapy product line. Sales of the Pd-103 brachytherapy product line which was introduced in April 1999 were not significant. Sales of the non-therapeutic lines decreased approximately $125,000.

GROSS PROFIT. Gross profit increased $1,146,000 or 150% to $1,912,000 for the three months ended April 30, 1999 from $766,000 for the three months ended April 30, 1998. Gross profit as a percent of sales increased from 57% to 64% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the I-125 brachytherapy product line in the second quarter of fiscal 1999, which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $312,000, or 69%, to $765,000 for the three months ended April 30, 1999 from $453,000 for the three months ended April 30, 1998. SG&A as a percent of net sales decreased to 25% for the three months ended April 30, 1999 from 33% for the same period in 1998. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1998 and continuing into fiscal 1999 to support the growth of the Company, (ii) the Company leased a new facility in September 1998 that houses Pd-103 seed production, product development and corporate offices and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the second quarter of 1999 with such expenditures totaling $112,000 during this period compared to $26,000 in the corresponding 1998 period. The increase was due primarily to development efforts associated with new product lines. Such expenditures may increase in future periods.

INCOME FROM OPERATIONS. Income from operations increased $748,000 to $1,035,000 for the three months ended April 30, 1999, from $287,000 for the three months ended April 30, 1998. This increase is a result of a combination of the factors described above.

INTEREST AND OTHER INCOME. Interest and other income decreased $14,000 to $129,000 for the three months ended April 30, 1999 from $143,000 for the three months ended April 30, 1998. The Company maintained a lower average cash and investments balance for the quarter ended April 30, 1999 compared to April 30, 1998 as a result of the investment of funds to expand the brachytherapy product lines and build out the Company's new facility.

NET INCOME. Net income increased $438,000 to $717,000 for the three months ended April 30, 1999 from $279,000 for the three months ended April 30, 1998. The increase is a result of the factors described above.


SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

NET SALES. Net sales increased $3,262,000, or 150%, to $5,434,000 for the six months ended April 30, 1999 from $2,172,000 for the six months ended April 30, 1998. The increase in net sales was due primarily to the increase in revenues generated from the I-125 brachytherapy product line. Sales of the Pd-103 brachytherapy product line which was introduced in April 1999 were not significant. Sales of the non-therapeutic lines decreased approximately $130,000.

GROSS PROFIT. Gross profit increased $2,361,000 or 221% to $3,430,000 for the six months ended April 30, 1999 from $1,069,000 for the six months ended April 30, 1998. Gross profit as a percent of sales increased from 49% to 63% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the I-125 brachytherapy product line in the first six months of fiscal 1999, which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $652,000, or 80%, to $1,463,000 for the six months ended April 30, 1999 from $811,000 for the six months ended April 30, 1998. SG&A as a percent of net sales decreased to 27% for the six months ended April 30, 1999 from 37% for the same period in 1998. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1998 and continuing into fiscal 1999 to support the growth of the Company, (ii) the Company leased a new facility in September 1998 that houses Pd-103 seed production, product development and corporate offices and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the first half of 1999 with such expenditures totaling $204,000 during this period compared to $67,000 in the corresponding 1998 period. The increase was due primarily to development efforts associated with new product lines. Such expenditures may increase in future periods.

INCOME FROM OPERATIONS. Income from operations increased $1,572,000 to $1,763,000 for the six months ended April 30, 1999, from $191,000 for the six months ended April 30, 1998. This increase is a result of a combination of the factors described above.

INTEREST AND OTHER INCOME. Interest and other income decreased $58,000 to $251,000 for the six months ended April 30, 1999 from $309,000 for the six months ended April 30, 1998. The Company maintained a lower average cash and investments balance for the six months ended April 30, 1999 compared to April 30, 1998 as a result of the investment of funds to expand the brachytherapy product lines and build out the Company's new facilities.

NET INCOME. Net income increased $906,000 to $1,227,000 for the six months ended April 30, 1999 from $321,000 for the six months ended April 30, 1998. The increase is a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company had cash and investments in marketable securities aggregating approximately $9.6 million and working capital of $10.5 million. For the six months ended April 30, 1999, net cash provided by operating activities was approximately $1.6 million. Net cash used in investing activities primarily for capital expenditures, convertible notes receivable and advances on construction of equipment totaled approximately $2.3 million during the six months ended April 30, 1999.

The Company is authorized to purchase up to $1.5 million of the Company's common stock on the open market. No such shares have been repurchased as of April 30, 1999.

To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable and new product development as well as to take advantage of strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private equity financings and from cash generated by operations. The Company has no long-term debt or a current need for a line of credit or similar arrangement with a bank. Management anticipates that its existing cash resources will be sufficient to fund its planned expansion over the next twelve months, although additional funding may be required to fund the acquisition and/or the development of complementary businesses, technologies or products.

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

All aspects of the Company's Year 2000 program are expected to be completed in mid-1999. Total costs to resolve the Year 2000 issue have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.



PART II - OTHER INFORMATION



The Company was not required to report any information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 1999, the Company held its 1999 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2000 Annual Meeting of Stockholders: Irwin J. Gruverman, L. Michael Cutrer, Dr. Allan M. Green, Larry Berkin and Michael C. Lee. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

                NOMINEE                    FOR            WITHHELD          ABSTAINED
              Gruverman                 6,550,997          38,579               0
              Cutrer                    6,550,847          38,729               0
              Green                     6,550,847          38,729               0
              Berkin                    6,550,997          38,579               0
              Lee                       6,550,397          39,179               0

The stockholders also voted to approve the ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending October 31, 1999. A total of 6,588,121 shares were cast for the adoption of the proposal, 30,122 shares were cast against this proposal, and 1,333 shares abstained.


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



                              NORTH AMERICAN SCIENTIFIC, INC.




May 20, 1999         By:      /s/ L. Michael Cutrer
                              ------------------------------------------
                              Name:    L. Michael Cutrer
                              Title:   President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



May 20, 1999         By:      /s/ Alan I. Edrick
                              ------------------------------------------
                              Name:    Alan I. Edrick
                              Title:   Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)