Form 10-Q
period 1999-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 1999-08-31
CIK 949876

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                         Commission File Number 0-26670

                                  --------------

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

                                  --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   [X] Yes     [  ] No


         The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of August 30, 1999 was 6,804,137 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         NORTH AMERICAN SCIENTIFIC, INC.

                                      INDEX







                                                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of July 31, 1999 and October 31, 1998.................................    3

     Consolidated Statements of Income for the three months and nine months
        ended July 31, 1999 and 1998 .....................................................................    4

     Consolidated Statements of Cash Flows for the nine months
        ended July 31, 1999 and 1998 .....................................................................    5

     Condensed Notes to Consolidated Financial Statements ................................................    6



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ......................................................................    8


ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCUSSIONS ABOUT MARKET RISK..................................   11


                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits ............................................................................................   11

     Reports on Form 8-K .................................................................................   11


SIGNATURES ...............................................................................................   12


                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      JULY 31,       OCTOBER 31,
                                                                                        1999             1998
                                                                                     ------------   ------------
                                                                                     (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents .....................................................   $  1,591,000   $  2,119,000
   Marketable securities .........................................................      7,400,000      9,101,000
   Accounts receivable, net ......................................................      1,928,000      1,323,000
   Inventories ...................................................................        642,000        731,000
   Prepaid expenses and other current assets......................................        337,000        196,000
                                                                                     ------------   ------------

     Total current assets ........................................................     11,898,000     13,470,000

Notes receivable..................................................................      3,298,000      1,163,000
Equipment and leasehold improvements, net ........................................      3,785,000      1,587,000
Advances on construction of equipment ............................................      2,754,000      2,289,000
Deposits and other assets ........................................................        490,000        394,000
                                                                                     ------------   ------------

       Total assets ..............................................................   $ 22,225,000   $ 18,903,000
                                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................................................   $    781,000   $    338,000
   Accrued expenses ..............................................................        316,000        202,000
   Income taxes payable ..........................................................        918,000        376,000
                                                                                     ------------   ------------
     Total current liabilities ...................................................      2,015,000        916,000
                                                                                     ------------   ------------
Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued.............................................................             -              -
   Common stock, $.01 par value, 40,000,000 shares authorized; 6,804,137 and 6,787,975 shares issued and outstanding as of July 31, 1999 and
     October 31, 1998, respectively...............................................         68,000         68,000
   Additional paid-in capital ....................................................     17,177,000     17,162,000
   Retained earnings .............................................................      2,965,000        757,000
                                                                                     ------------   ------------
     Total stockholders' equity ..................................................     20,210,000     17,987,000
                                                                                     ------------   ------------
     Total liabilities and stockholders' equity ..................................   $ 22,225,000   $ 18,903,000
                                                                                     ============   ============

               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      JULY 31,                  JULY 31,
                                                              ------------------------  ------------------------
                                                                 1999          1998         1999         1998
                                                              -----------  -----------  -----------  -----------
                                                                     (UNAUDITED)               (UNAUDITED)

Net sales...................................................  $ 3,444,000  $ 1,809,000  $ 8,878,000  $ 3,981,000

Cost of goods sold..........................................    1,257,000      776,000    3,261,000    1,879,000
                                                              -----------  -----------  -----------  -----------

     Gross profit ..........................................    2,187,000    1,033,000    5,617,000    2,102,000
                                                              -----------  -----------  -----------  -----------

Selling, general and administrative expenses ...............      773,000      486,000    2,236,000    1,297,000
Research and development....................................       36,000       56,000      240,000      122,000
                                                              -----------  -----------  -----------  -----------

Income from operations .....................................    1,378,000      491,000    3,141,000      683,000

Interest and other income...................................      178,000      175,000      429,000      483,000
                                                              -----------  -----------  -----------  -----------

Income before provision for income taxes ...................    1,556,000      666,000    3,570,000    1,166,000

Provision for income taxes .................................      575,000      246,000    1,362,000      425,000
                                                              -----------  -----------  -----------  -----------

Net income .................................................  $   981,000  $   420,000  $ 2,208,000  $   741,000
                                                              ===========  ===========  ===========  ===========

Earnings per share

   Basic ...................................................  $       .14  $       .07  $       .32  $       .12
                                                              ===========  ===========  ===========  ===========

   Diluted..................................................  $       .14  $       .06  $       .31  $       .10
                                                              ===========  ===========  =========== ============


Weighted average number of common and
 common equivalent shares outstanding

   Basic  ..................................................    6,804,137    6,464,572    6,795,660    6,349,713
                                                              ===========  ===========  ===========  ===========

   Diluted .................................................    7,247,996    7,179,244    7,183,188    7,092,175
                                                              ===========  ===========  ===========  ===========


                    See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED
                                                                                              JULY 31,
                                                                                        1999              1998
                                                                                   -------------    ------------
                                                                                             (UNAUDITED)
Cash flows from operating activities:
    Net income    ..............................................................   $   2,208,000    $    741,000
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ..........................................         262,000         160,000
        Changes in assets and liabilities
          Accounts receivable ..................................................        (605,000)       (488,000)
          Inventories ..........................................................          89,000        (218,000)
          Income taxes receivable...............................................               -         106,000
          Prepaid expenses and other assets ....................................        (260,000)       (448,000)
          Accounts payable .....................................................         443,000          51,000
          Accrued expenses .....................................................         114,000           5,000
          Income taxes payable .................................................         542,000         314,000
                                                                                   -------------    ------------

                  Net cash provided by operating activities ....................       2,793,000         223,000
                                                                                   -------------    ------------

Cash flows from investing activities:
    Advances on construction of equipment.......................................        (465,000)     (1,861,000)
    Net sales (purchases) of marketable securities .............................       1,701,000     (10,078,000)
    Notes receivable............................................................      (2,135,000)       (200,000)
    Capital expenditures .......................................................      (2,437,000)     (1,171,000)
                                                                                   --------------   ------------

                  Net cash used in investing activities ........................      (3,336,000)    (13,310,000)
                                                                                   -------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock..................................          15,000      13,441,000
                                                                                   -------------    ------------

                  Net cash provided by financing activities ....................          15,000      13,441,000
                                                                                   -------------    ------------

Net (decrease) increase in cash and cash equivalents ...........................        (528,000)        354,000

Cash and cash equivalents at beginning of period ...............................       2,119,000       1,596,000
                                                                                   -------------    ------------

Cash and cash equivalents at end of period .....................................   $   1,591,000    $  1,950,000
                                                                                   =============    ============

Supplemental disclosure of cash flow information:

    Income taxes paid...........................................................   $     821,000    $     37,000
                                                                                   =============    ============


                See notes to the consolidated financial statements.

                                       -5-

                         NORTH AMERICAN SCIENTIFIC, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of July 31, 1999 and for the three months and nine months then ended is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.

NOTE 2 - MARKETABLE SECURITIES

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of July 31, 1999.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:


                                                 July 31,       October 31,
                                                  1999              1998
                                              ------------      ------------
      Raw materials                           $    522,000      $    606,000
      Work in process                               44,000            16,000
      Finished goods                                76,000           109,000
                                              ------------      ------------
                                              $    642,000      $    731,000
                                              ============      ============

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

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      JULY 31,                  JULY 31,
                                                              ------------------------   -----------------------
                                                                 1999          1998         1999         1998
                                                              -----------   ----------   ----------  -----------
                                                                     (UNAUDITED)               (UNAUDITED)
Net income                                                    $   981,000   $  420,000   $2,208,000   $  741,000
                                                              ===========   ==========   ==========   ==========
Weighted average shares outstanding (basic)                     6,804,137    6,464,572    6,795,660    6,349,713

Dilutive effect of stock options and warrants                     443,859      714,672      387,528      742,462
                                                              -----------   ----------   ----------   ----------
Diluted shares outstanding                                      7,247,996    7,179,244    7,183,188    7,092,175
                                                              ===========   ==========   ==========   ==========
Basic earnings per share                                      $       .14   $      .07   $      .32   $      .12
                                                              ===========   ==========   ==========   ==========
Diluted earnings per share                                    $       .14   $      .06   $      .31   $      .10
                                                              ===========   ==========   ==========   ==========


                         NORTH AMERICAN SCIENTIFIC, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain matters discussed in this quarterly report on Form 10-Q are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to any risks detailed herein or detailed from time to time in the Company's filings with the SEC, including those factors identified under "Business-Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998. The Company undertakes no obligation to revise or update any forward looking statements, whether as a result of new information, future results or otherwise.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

NET SALES. Net sales increased $1,635,000, or 90%, to $3,444,000 for the three months ended July 31, 1999 from $1,809,000 for the three months ended July 31, 1998. The increase in net sales was due primarily to the increase in revenues generated from the I-125 brachytherapy product line and sales of the Pd-103 brachytherapy product line which was introduced in April 1999. Sales of the non-therapeutic lines decreased approximately $122,000 due to increased competition.

GROSS PROFIT. Gross profit increased $1,154,000 or 112% to $2,187,000 for the three months ended July 31, 1999 from $1,033,000 for the three months ended July 31, 1998. Gross profit as a percent of sales increased from 57% to 64% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the I-125 brachytherapy product line in the third quarter of fiscal 1999 which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $287,000, or 59%, to $773,000 for the three months ended July 31, 1999 from $486,000 for the three months ended July 31, 1998. SG&A as a percent of net sales decreased to 22% for the three months ended July 31, 1999 from 27% for the same period in 1998. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel in fiscal 1999 to support the growth of the Company, (ii) the Company leased a new facility in September 1998 that houses new product development and corporate offices and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the third quarter of 1999 with such expenditures totaling $36,000 during this period compared to $56,000 in the corresponding 1998 period. The decrease was due primarily to reduced development expenses associated with the brachytherapy product lines in the third quarter of fiscal 1999. However, such expenditures may increase in future periods.

INTEREST AND OTHER INCOME. Interest and other income remained consistent between periods.

NET INCOME. Net income increased $561,000 to $981,000 for the three months ended July 31, 1999 from $420,000 for the three months ended July 31, 1998. The increase is a result of the factors described above.

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

NET SALES. Net sales increased $4,897,000, or 123%, to $8,878,000 for the nine months ended July 31, 1999 from $3,981,000 for the nine months ended July 31, 1998. The increase in net sales was due primarily to the increase in revenues generated from the I-125 brachytherapy product line and sales of the Pd-103 brachytherapy product line which was introduced in April 1999. Sales of the non-therapeutic lines decreased approximately $255,000 due to increased competition.

GROSS PROFIT. Gross profit increased $3,515,000 or 167% to $5,617,000 for the nine months ended July 31, 1999 from $2,102,000 for the nine months ended July 31, 1998. Gross profit as a percent of sales increased from 53% to 63% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the I-125 brachytherapy product line in the first nine months of fiscal 1999 which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $939,000, or 72%, to $2,236,000 for the nine months ended July 31, 1999 from $1,297,000 for the nine months ended July 31, 1998. SG&A as a percent of net sales decreased to 25% for the nine months ended July 31, 1999 from 33% for the same period in 1998. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1998 and continuing into fiscal 1999 to support the growth of the Company, (ii) the Company leased a new facility in September 1998 that houses new product development and corporate offices and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

RESEARCH AND DEVELOPMENT. Research and development expenditures totaled $240,000 during the nine months ended July 31, 1999 compared to $122,000 in the corresponding 1998 period. The increase was due primarily to development efforts associated with new product lines. Such expenditures may increase in future periods.

INTEREST AND OTHER INCOME. Interest and other income decreased $54,000 to $429,000 for the nine months ended July 31, 1999 from $483,000 for the nine months ended July 31, 1998. The Company maintained a lower average cash and investments balance for the nine months ended July 31, 1999 compared to July 31, 1998 as a result of the investment of funds during the period December 1997 to July 1999 to expand the brachytherapy product lines.

NET INCOME. Net income increased $1,467,000 to $2,208,000 for the nine months ended July 31, 1999 from $741,000 for the nine months ended July 31, 1998. The increase is a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had cash and investments in marketable securities aggregating approximately $9.0 million and working capital of $9.9 million. For the nine months ended July 31, 1999, net cash provided by operating activities was approximately $2.8 million. Cash used in investing activities for capital expenditures, convertible notes receivable and advances on construction of equipment totaled approximately $5.0 million during the nine months ended July 31, 1999. The increase in notes receivable resulted from the Company's secured loans to Theseus Imaging Corp. The advances on the construction of equipment represent payment in full to PracSys Corp. of approximately $2.7 million for two linear accelerators purchased pursuant to a purchase agreement dated February 6, 1998. The manufacture of the accelerators has not been completed and disputes currently exist between the parties with respect thereto. These disputes have been submitted to mediation and if not resolved thereby, they will be submitted to arbitration or other applicable means of resolution.

The Company is authorized to purchase up to $1.5 million of the Company's common stock on the open market. No such shares have been repurchased as of July 31, 1999.

The Company receives cash from the exercise of stock options. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company invests its excess cash in securities with varying maturities to meet projected cash needs.

To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable and new product development as well as to take advantage of strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private equity financings and from cash generated by operations. The Company has no long-term debt or a current need for a line of credit or similar arrangement with a bank. Management anticipates that its existing cash resources will be sufficient to fund its planned expansion over the next twelve months, although additional funding may be required to fund the acquisition of complementary businesses, technologies or products.

YEAR 2000 COMPLIANCE

The information provided below is a Year 2000 readiness disclosure entitled to protection pursuant to the Year 2000 Information and Readiness Disclosure Act (Pub. L. 105-271).

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

In an effort to evaluate and address our Year 2000 exposure the Company assembled a team of senior managers to create a program that focused on both IT and non-IT components (business machines, manufacturing equipment, products, computers, and systems). For each component area, the team created projects to identify risks and remedy problems associated with the new millennium and leap year. The projects included the following in the list below.

-    Strategic Customer and Supplier Evaluation
-    Component Assessment
-    Non-compliance Resolution
-    Testing
-    Documentation

We concluded our assessment for each of the IT and non-IT components in late March 1999 (business machines, manufacturing equipment, products, computers, and systems). We then targeted certain at-risk components for further review. Those IT and non-IT components identified have since been evaluated and remedied as appropriate. In addition, the Company has discussed a "most reasonably likely worst case scenario" for the Year 2000. This includes the identification of principal risks and action items. This contingency plan will continue to evolve.

In an effort to assess new IT and non-IT components, the Company added a Year 2000 assessment and disclosure requirement to the purchasing process. A Year 2000 product assessment must accompany each IT and non-IT component acquired in calendar 1999.

In addition to risks associated with internal components, the Company has relationships with, and is to varying degrees dependent upon, third parties that provide us with information, goods and services. These include financial institutions, suppliers, vendors, research partners and governmental entities, as well as customers and distributors. External agent risks by definition reside outside of the companies span of control. However the Company has instituted programs to identify and assess our external agents' Year 2000 compliance. To date, the Company has received no indication from any material third party that they anticipate any Year 2000 compliance problems. Further, each customer and vendor identified as critical to our supply chain has provided statements that support their Year 2000 compliance.

As a result, we have completed all aspects of the Company's Year 2000 program and total costs to assess and resolve the Year 2000 issue have not been material to the Company's financial position, results of operations, or cash flows.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCUSSIONS ABOUT MARKET RISK

Not applicable


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

                                      -11-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NORTH AMERICAN SCIENTIFIC, INC.




August 31, 1999               By:      /s/ L. Michael Cutrer
                                       ----------------------------------------
                                       Name:    L. Michael Cutrer
                                       Title:   President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)



August 31, 1999               By:      /s/ Alan I. Edrick
                                       ----------------------------------------
                                       Name:    Alan I. Edrick
                                       Title:   Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)