Form 10-K405
period 1999-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2000-01-10
CIK 949876

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                         COMMISSION FILE NUMBER 0-26670

                            ------------------------

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

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $0.01 per share, together
                 with associated Common Stock Purchase Warrants
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of January 4, 2000, was approximately $48,956,283 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date).

    On January 4, 2000, approximately 6,830,537 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on or about March 24, 2000, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        NORTH AMERICAN SCIENTIFIC, INC.

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                          PAGE
                                                                        --------
PART I

ITEM 1    Business....................................................      1

ITEM 2.   Properties..................................................      8

ITEM 3.   Legal Proceedings...........................................      9

ITEM 4.   Submission of Matters to a Vote of Security Holders.........      9

PART II

ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................      9

ITEM 6.   Selected Financial Data.....................................     10

ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     10

ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     14

ITEM 8.   Financial Statements and Supplementary Data.................     14

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     14

PART III

ITEM 10.  Directors and Executive Officers of the Registrant..........     14

ITEM 11.  Executive Compensation......................................     14

ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     14

ITEM 13.  Certain Relationships and Related Transactions..............     14

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................     15

Signatures............................................................     33

ITEM 1.  BUSINESS

INTRODUCTION

    North American Scientific, Inc., a Delaware corporation (the "Company"), manufactures and markets a broad line of low-level radiation sources and standards for medical, scientific and industrial uses. The Company's business includes the manufacture and distribution of: (i) interstitial radioactive Iodine 125 ("I(125)") and Palladium 103 ("Pd(103)") brachytherapy sources, sometimes called "seeds", which are small, implantable radioactive "pellets" used for the treatment of cancer and certain other diseases, and
(ii) radioactive "reference" sources, which are sealed devices containing radioactive sources used to calibrate a variety of medical and commercial equipment. In October 1999, the Company entered into a definitive merger agreement to acquire Theseus Imaging Corporation, a Delaware corporation ("Theseus"). Theseus is a development stage company which has been engaged in the development of a new generation of in vivo radiopharmaceutical imaging agents designed to aid clinicians in assessing the biological responses of individual patients, thereby guiding the selection of appropriate therapies in such diseases as cancer, organ transplantation and heart disease. The Company was originally incorporated under the Company Act of British Columbia, Canada, and became a Delaware corporation on April 20, 1995.

BRACHYTHERAPY

                                   BACKGROUND

PROSTATE CANCER

    Prostate cancer is defined as a malignant tumor within the prostate, a small gland surrounding the male urethra, located under the bladder and in front of the rectum. According to the American Cancer Society, most prostate cancer grows very slowly. However, the cancerous cells in the prostate may eventually spread outside the gland to other parts of the body, often through lymphatic vessels which carry the cells to lymph nodes near the prostate. Once the cancer has reached the lymph nodes, it becomes more likely that the cancer has spread throughout the body.

    Prostate cancer is the most prevalent form of cancer in men in the United States (excluding skin cancer), and is the second most common cause of cancer death in men of all ages (first amongst men over 75). The American Cancer Society estimates that 179,000 new cases of prostate cancer will be diagnosed in the United States in 1999 and that about 37,000 deaths will be attributable to prostate cancer in 1999. The cost of medical treatment in the United States for patients with prostate cancer is estimated to be approximately $3 billion annually. There is currently no known cause of prostate cancer, nor any preventative measures to avoid the disease.

    Although all men are at risk of acquiring prostate cancer, there are several identifiable groups who are at comparatively higher risk, including men over the age of 50 (more than 80% of all prostate cancers are diagnosed in men over the age of 65), African-American men (prostate cancer is about twice as common amongst African-American men as compared to white American men), family history of prostate cancer, and nationality (more common in North America and Northwestern Europe than in Asia, Africa, Latin America, and South America). Recent studies suggest that men whose diet regularly includes a high-fat content may be at increased risk, as well.

    As previously mentioned, prostate cancer is somewhat unusual as compared to other types of cancer due to its slow-growing nature. As a result, techniques which can detect prostate cancer are widely available and strongly recommended. The American Cancer Society suggests that health care providers offer the prostate-specific antigen ("PSA") blood test and digital rectal examination yearly to all men age 50 and older who have at least a 10-year life expectancy, and to younger men who are at high risk.

    PSA blood test results are reported as NANOGRAMS PER MILLILITER or NG/ML. Results under 4 ng/ml are usually considered normal. Results over 10 ng/ml are high and values between 4 and 10 are considered BORDERLINE. The higher the PSA level, the more likely the presence of prostate cancer.

TREATMENT OPTIONS

    Currently, the most common treatment for prostate cancer is radical prostatectomy ("RP"), an invasive surgical procedure. Although effective, this therapy is expensive (estimated to cost between $20,000 and $30,000), generally requires a two or three day hospital stay with several weeks of recovery time, and often results in undesired side effects, such as impotence and incontinence.

    External beam radiation therapy ("EBRT") emerged as one of the first alternatives to RP, allowing patients to receive treatment on an outpatient basis at a significantly lower cost (estimated at between $12,000 to $15,000). However, studies have shown that the five-year average success rate with treatment through EBRT is not comparable to the success rate of RP or brachytherapy. Moreover, the average impotence and incontinence rates of external beam radiation, while lower than those associated with RP, are still significant with this treatment for prostate cancer.

    A brachytherapy procedure, on the other hand, is estimated to cost approximately $10,000-$15,000, is performed on an outpatient basis under local anesthesia with a two or three day recovery period, and has been shown to have a considerably lower incidence of negative side effects such as impotence and incontinence. Studies show that the five-year average success rate of brachytherapy is comparable to, or perhaps even more favorable than, that of RP. Brachytherapy has been shown to be most effective for localized tumors caught in the early stage of disease development. Brachytherapy has gained increased acceptance over the past several years and its share of the market has been projected to grow more rapidly as physicians and patients become familiar with this newer, less invasive procedure.

                   THE COMPANY'S BRACHYTHERAPY PRODUCT LINES

NASI'S SEEDS

    The Company was granted 510(k) marketing approval from the U.S. Food and Drug Administration ("FDA") for I(125) and Pd(103) radioactive brachytherapy sources in June 1997 and July 1998, respectively. I(125) and Pd(103) sources and seeds are designed for use in the treatment of prostate cancer in a brachytherapy procedure referred to as "seeding." In this brachytherapy procedure, a number of radioactive seeds are inserted into the prostate, using thin, hollow needles, to treat cancerous prostatic tissue.

    Just six months after the Company received 510(k) marketing approval for its I(125) brachytherapy product, the Company (along with its marketing partner Mentor) formally launched its I(125) seeds under the trade name of IoGold-TM-. The IoGold-TM- seed consists of a titanium shell which houses four resin beads that have been activated with I(125) and two gold marker beads, which allow for visualization of the seeds under x-ray or CT imaging. The Company has filed for U.S. patent protection on its brachytherapy product design.

    Not long after it began manufacturing and selling its I(125) seeds, the Company became the first (and to this point only) company to manufacture and sell both I(125) and Pd(103) seeds (I(125) and Pd(103) are currently the only isotopes approved by the FDA for brachytherapy procedures). In February 1999, the Company manufactured and sold its first Pd(103)-based brachytherapy product, again through a marketing partnership with Mentor. The Pd(103) product is marketed under the trade name PdGold-TM- and has substantially the same design as the IoGold-TM- product.

    Both IoGold-TM- and PdGold-TM- have been well received in the medical community, and their market share has continued to increase.

    The Company recently implemented the new calibration protocol established by the American Association of Physicists in Medicine ("AAPM") and the National Institute of Standards and Technology ("NIST"). These agencies established new calibration protocol to ensure accurate dosing of patients being treated for prostate cancer during brachytherapy seed implantation.

    Implementation of the new NIST 1999 calibration protocol for I(125), which makes the older NIST 1985 calibration technique obsolete, was established to more accurately describe product dosing characteristics based on AAPM recommendations and to further ensure accuracy in administering prescribed treatment. The Company was the first company to implement the NIST 1999 calibration protocol for Pd-103.

MENTOR RELATIONSHIP

    Mentor Corporation, a Delaware corporation ("Mentor"), is a publicly traded company (Nasdaq: "MNTR") based in Minneapolis, Minnesota. According to Mentor's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, Mentor had total sales for that year of $203 million. On June 16, 1997, the Company entered into an exclusive worldwide distribution agreement with Mentor to market and sell I(125) brachytherapy sources for the treatment of prostate cancer, which are marketed by Mentor under its trade name IoGold-TM-. Under the terms of the five-year agreement, Mentor is responsible for all sales and marketing activities, including the education and training of urologists, radiation oncologists and other personnel involved in the use of brachytherapy seeds. The Company manufactures and ships the I(125) brachytherapy sources in exchange for a fixed percentage of the sales price received by Mentor, subject to an agreed upon minimum transfer price.

    On February 24, 1999, the Company amended the aforementioned agreement for the purpose of entering into an exclusive worldwide distribution agreement with Mentor to market and sell Pd(103) brachytherapy sources, marketed by Mentor under the trade name PdGold-TM-. The terms of the Pd(103) amendment are substantially similar to the I(125) agreement with respect to the respective duties of each of the parties, the termination date of the agreements and the loss of the right of exclusivity should Mentor fail to achieve target market share requirements as provided for in the agreements.

    The Company intends that the alliance with Mentor should provide accelerated market penetration and increased sales of I(125) and Pd(103) brachytherapy sources without the need for developing a comprehensive sales, marketing and product training staff, while allowing the Company to focus on the manufacturing and development of additional brachytherapy products and other radioactive source materials. Mentor currently distributes a broad line of urology products through its dedicated sales force which targets urologists and radiation oncologists for the brachytherapy line.

RADIATION CALIBRATION AND REFERENCE SOURCE PRODUCTS

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

    The Company's principal products in this category are its radiation sources and standards, which are used in a variety of areas for calibration, measurement, analysis and control.

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

    The Company's commercial customers include federal and state governmental agencies, leading medical equipment manufacturers, nuclear utilities and private organizations. The Company's radiation sources are sold through a select group of representatives and distributors in North America, Europe and the Far East. The Company supports its products through a full product catalog, advertising, telemarketing and trade shows. The Company engages in direct selling to end users and also sells to equipment manufacturers for inclusion in their product lines.

    Radioisotopes are purchased from government or commercial facilities around the world or are manufactured by irradiation of target materials at commercially available sites. The Company often processes and purifies these isotopes in its laboratories. Once purified, these materials are further processed, contained and calibrated by the Company.

THESEUS TRANSACTION

    On October 21, 1999, the Company entered into an Agreement and Plan of Merger by and among the Company, NASI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), Theseus and certain stockholders and officers of Theseus (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company will pay the holders of Theseus common stock and stock options, (a) total consideration of up to 200,000 shares of the Company's common stock, consisting of the Company's common stock and options (in each case valued for purposes of this transaction at $15.00 per share), and
(b) commissions on sales of Theseus' pre-merger products. The Merger Agreement provides that Merger Sub will be merged with and into Theseus (the "Merger"), and the separate corporate existence of Merger Sub will cease with Theseus continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

    The closing of the Merger is subject to the satisfaction of certain conditions, including, but not limited to, satisfactory completion of due diligence, receipt of a financial fairness opinion by a qualified third party expert, receipt of an opinion by a qualified third party expert as to the technological and market opportunities of the pre-merger products and results of certain clinical trials that are satisfactory to the Company.

    In addition, the Company has also agreed to provide financing to Theseus up until the acquisition date. This financing is in the form of convertible notes bearing interest at the prime rate plus 1%. These notes are convertible into common stock of Theseus at the Company's option. These notes are due and payable or must be converted no later than June 1, 2000. The notes are secured by a first priority interest in Theseus' right, title and interest in the collateral as defined in the Security Agreement, which consists primarily of certain licensing agreements. As of October 31, 1999, Theseus had convertible notes outstanding of $3,462,000. Subsequent to October 31, 1999, Theseus issued additional convertible notes of $545,000 to the Company for an aggregate total principal amount outstanding of $4,007,000 as of

December 31, 1999. In the event the Company does not pursue the acquisition, it is not obligated to convert the notes.

    Theseus is currently developing two products, Apomate-TM-, using technology which is the subject of third party license agreements. It is also evaluating new technology for imaging unstable atherosclerotic plaque in patients with coronary artery disease, which may be useful in identifying patients most at risk of acute myocardial infarction.

    Currently in clinical trials, Apomate-TM-, Theseus' lead agent, is a kit for the preparation of Technetium Tc-99m recombinant human annexin V. Annexin V is a naturally occurring human protein which has been shown to bind to cells undergoing apoptosis, a fundamental process of programmed cell death. Apoptosis is central to diverse clinical events such as the killing of tumors by anti-cancer treatments, cell death in acute myocardial infarction, and host rejection of organ transplants.

    Apomate-TM- is designed to enable clinicians to rapidly image the body's response to cancer treatments using standard nuclear medicine procedures. This agent will permit clinicians for the first time to optimize the selection of treatment for each patient, thereby improving response rates. Apomate is also being studied for its potential ability to assess the adequacy of immunosuppression associated with organ transplants. The potential to visualize the body's response to therapeutic interventions such as chemotherapy and immunosuppresion or to rapidly assess the extent of irreversible cell damage in heart attack patients could lead to optimal treatment selection and improved clinical outcomes.

    As of January 2000, the U.S. FDA had approved Investigational New Drug (IND) applications for Apomate-TM- for the study of breast cancer, non-small cell lung cancer, non-Hodgkins lymphoma and acute cardiac transplant. Studies are also being carried out in Canada and in Europe.

    Leukomate-TM- is a product intended for the tracking of activated white blood cell distribution to areas of inflammation and injury. Inflammation may occur due to chronic inflammatory diseases of the bowel, occlusions of coronary or cerebral arteries or acute infectious processes. Leukomate-TM- therefore may offer opportunities in managing therapy for acute and chronic inflammation.

    There are a number of risks relating to the Theseus transaction, including, among others, the following: If the conditions precedent to the Company's obligation to consummate the Merger are not satisfied, and the Company does not consummate the Merger, although the Company has a security interest in Theseus' intellectual property, there can be no assurance that the Company will recover the sums it has previously advanced to Theseus. Although the Company believes it currently has or will be able to access the capital necessary to fund continued research and development and conduct clinical trials for Apomate-TM- and Leukomate-TM-, there can be no assurance that the Company will be successful in obtaining any needed additional capital or alternatively forming strategic partnerships to fund such activities. Furthermore, there can be no assurance that the results of the clinical trials with respect to Apomate-TM- or Leukomate-TM- will be successful or that necessary FDA approvals can be obtained. In addition, there can be no assurance that any resulting Apomate-TM- or Leukomate-TM- products will gain market acceptance or compete successfully against existing or future diagnostic products intended for similar purposes even if clinical trials are successfully completed and FDA approval is obtained.

RADIOMED RELATIONSHIP

    On October 7, 1997, the Company and RadioMed Corporation, a Delaware corporation ("RadioMed") entered into a manufacturing and supply agreement (the "Supply Agreement") whereby the Company was to manufacture products which utilize ion implantation. In addition, on October 2, 1997, RadioMed issued to the Company a Convertible Secured Subordinated Note Due 2007 (the "Note") in the principal amount of $500,000 in consideration of a loan to it of that amount by the Company.

    On December 4, 1999, the Company and RadioMed signed a settlement letter which provided, subject to RadioMed shareholder approval thereof, for, among other matters: (i) the termination of the Supply

Agreement on or prior to March 31, 2000; (ii) repayment of the principal amount of this Note on or prior to March 31, 2000; and (iii) payment of the accrued interest on the Note in the form of 20,000 shares of RadioMed Series A Convertible Preferred Stock, $0.01 par value.

                             BUSINESS--RISK FACTORS

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company is dependent upon a limited number of outside unaffiliated suppliers for its radioisotopes. The Company's principal suppliers are Nordion International, Inc. and the Los Alamos National Laboratory. The Company also utilizes overseas isotope manufacturers. To date, the Company has been able to obtain the required radioisotopes for its products. The Company believes that it will be able to continue to obtain required radioisotopes from these or other sources, although there can be no assurance thereof. The delay or unavailability of radioisotopes could have a material adverse effect on the Company's production and sales levels and consequently upon its business, operating results and financial condition.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company holds rights to issued U.S. patents on (i) a radioisotope-based device for site localization during biopsy procedures and (ii) a laser welded closure device. The patents expire in 2014 and 2018, respectively. The Company has also filed for patent protection on its radioactive brachytherapy source design. No assurance can be given that pending patent applications will be approved, that any issued patents will provide competitive advantages for the Company's products, or that they will not be challenged or circumvented by competitors.

    The Company also relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or that the Company chooses not to patent. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or independently discovered by third parties. The disclosure to third parties of proprietary non-patented information could have a material adverse effect on the Company's business, operating results and financial condition.

SEASONALITY

    The brachytherapy product lines may experience some variability in revenues due to limited seasonality. This is primarily due to three major holidays occurring in the Company's first fiscal quarter and the apparent reduction in the number of procedures performed during summer months which could affect the Company's third fiscal quarter results.

DEPENDENCE ON KEY CUSTOMERS

    One of the Company's customers, Mentor, accounted for 77% of the Company's total revenues in fiscal year 1999. Significant customers may continue to account for a substantial percentage of the Company's sales in both its reference source and brachytherapy source businesses in the future. In particular, the Company expects that Mentor will continue to be a significant customer in the future through the distribution of the IoGold-TM- and PdGold-TM-products. There can be no assurance that any such customers will maintain their volume of business with the Company. A loss of the Company's sales to such customers could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITIVE CONDITIONS

    The Company's brachytherapy business is subject to intense competition. The Company's primary competitors in its brachytherapy seed business include Nycomed Amersham PLC, which manufactures and sells I(125) brachytherapy sources, and Theragenics Corporation, which manufacturers and sells Pd(103) brachytherapy sources through a sales and marketing relationship with Indigo Medical, Inc., a subsidiary of Johnson & Johnson. In 1999, several companies announced their intention to join the brachytherapy market increasing the possibility of additional competition in 2000. In addition, other products using alternative technologies may continue to be developed which would compete with the Company's brachytherapy products.

    Each of the companies named above against whom the Company competes are substantially larger and have greater technical, sales, marketing and financial resources than the Company. Developments by any of these or other companies or advances by medical researchers at universities, government research facilities or private research laboratories could render the Company's products obsolete. Therefore, additional companies with substantially greater financial resources than the Company, as well as more extensive experience in research and development, the regulatory approval process and manufacturing and marketing, may develop seeding treatments and products that are similar to the Company's brachytherapy products. There can be no assurance that such future competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

THIRD PARTY REIMBURSEMENT

    A substantial percentage of the patients treated for prostate cancer in the U.S. are covered by Medicare and, consequently, the costs of prostate cancer treatment are subject to Medicare's prescribed rates of reimbursement. Medicare reimbursement amounts for seeding are currently significantly less than for RP. Although seeding requires less physician time than RP, reimbursement amounts, when combined with physician familiarity with RP, may provide disincentives for urologists to perform seeding. There can be no assurance that (i) current or future limitations on, or requirements for reimbursement by, Medicare or other third party payors for prostate cancer treatment will not materially adversely affect the market for the IoGold-TM- and PdGold-TM- products, (ii) health administration authorities outside the U.S. will provide reimbursement at acceptable levels or at all or (iii) any such reimbursement will continue at rates that enable the Company to maintain prices at levels sufficient to realize an appropriate return. The non-occurrence of any such factors could have a material adverse effect on the business, operating results and financial condition of the Company.

POTENTIAL HEALTH CARE REFORM

    From time to time, significant attention is placed on reforming the health care system in the United States. Any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation would likely place downward pressure on prices. A number of legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matters on the Company.

GOVERNMENT REGULATION

FDA REGULATION

    The manufacture and sale of the Company's products are subject to stringent government regulation in the U.S. and other countries. The Company's products are subject to FDA and other governmental approval and continual review, and future discovery of previously unknown problems may result in restrictions on a product's marketing, or withdrawal of the product from the market. The commercial distribution in the U.S. of any new products developed by the Company will be dependent upon obtaining the prior approval or clearance of the FDA, which can take many years and entail significant costs. The Company has received 510(k) marketing approval from the FDA for the I(125) product and Pd(103) brachytherapy seeds. In countries where the Company's products are not currently approved, the use or sale of the Company's products may require approval by local government agencies with missions comparable to the FDA's. The process of obtaining such approvals may be lengthy, expensive and uncertain. The Company is also required to adhere to applicable FDA regulations for current Good Manufacturing Practices ("GMP"), including extensive record keeping and reporting and periodic inspections of its manufacturing facilities. Similar requirements are imposed by foreign governmental agencies.

NRC AND CALIFORNIA DEPARTMENT OF HEALTH

    The Company's manufacturing operations involve the manufacturing and processing of radioactive materials, which are subject to stringent regulation. The Company operates under a license issued by the California Department of Health which is renewable every eight years. The Company received a renewal of its license for its North Hollywood facility in 1998 and was issued a license for its new Chatsworth facility in March 1999. California is one of the "Agreement States" which are so named because the Nuclear Regulatory Commission ("NRC") has granted such states regulatory authority over radioactive material manufacturers provided such states have regulatory standards meeting or exceeding the standards imposed by the NRC. Most users of the Company's products are required to possess licenses issued by the state in which they reside (if they are Agreement States) or the NRC. Use licenses are also required by some of the foreign jurisdictions in which the Company may seek to market its products.

RESEARCH AND DEVELOPMENT

    The Company's research and development expenses were $287,000 and $196,000 for the fiscal years ended October 31, 1999 and 1998, respectively. During fiscal year 1999, the Company devoted significant time and effort to its I(125) and Pd(103) brachytherapy line of products, including necessary facility expansion. During fiscal year 2000, the Company expects to continue to focus research and development efforts in medical therapeutic products.

EMPLOYEES

    As of October 31, 1999, the Company had a total of 47 full-time employees and 1 part-time employee. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company is headquartered in the Los Angeles, California metropolitan area where it occupies two properties totaling approximately 40,000 square feet. These facilities are used for office, manufacturing, engineering, warehouse, and research and development.

    The Company believes its manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support its current operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is party to one legal proceeding, which is discussed below and in Note 6 to the Consolidated Financial Statements, "Commitments and Contingencies."

    On August 11, 1999, a demand for arbitration was filed by PracSys Corp. ("PracSys") against the Company in Boston, Massachusetts. On February 6, 1998, the Company contracted with PracSys to build two linear particle accelerators intended to produce Pd(103) isotopes to be incorporated in the Company's Pd(103) brachytherapy seed products. Although the Company paid in full the $2.7 million contracted purchase price of the machines, PracSys failed to complete their manufacture. After the Company demanded that PracSys turn over the uncompleted machines in accordance with the parties' purchase contract, PracSys initiated the arbitration proceeding against the Company on the basis of claims of breach of contract, breach of fiduciary duty and unfair and deceptive trade practices. The Company has vigorously denied and defended against PracSys' claims, and has also asserted counterclaims against PracSys for breach of contract and fraud and misrepresentation in connection with PracSys' failure to complete the machines. A hearing in the arbitration has been scheduled for January 24, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "NASI" since February 12, 1998. Prior to that time, the Company's Common Stock was traded on the Nasdaq OTC Bulletin Board under the same symbol. The following table sets forth the high and low closing prices for the Common Stock during the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

FISCAL 1999                                                     HIGH       LOW
-----------                                                   --------   --------
First Quarter...............................................   $13.25     $ 6.44
Second Quarter..............................................     8.81       5.44
Third Quarter...............................................    11.13       6.00
Fourth Quarter..............................................     9.63       7.11

FISCAL 1998
------------------------------------------------------------
First Quarter...............................................   $16.33     $12.50
Second Quarter..............................................    25.58      15.53
Third Quarter...............................................    30.50      12.25
Fourth Quarter..............................................    12.00       3.94

    On April 30, 1998, the Company announced a three-for-two stock split in the form of a common stock dividend, which was distributed to stockholders of record on April 20, 1998. All share data and numbers of common shares contained in this Form 10-K have been restated to reflect this stock split.

    As of January 4, 2000, the Company had approximately 67 holders of record and estimates that it had approximately 2,800 beneficial owners of its' Common stock.

    The Company has never paid cash dividends on its Common Stock and does not expect to declare or pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein.

                                                                    YEAR ENDED OCTOBER 31,
                                                     ----------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF INCOME
Net sales..........................................  $12,767     $5,839     $3,381     $3,063     $1,843
Cost of sales......................................    4,594      2,680      1,844      1,534        929
                                                     -------     ------     ------     ------     ------
  Gross margin.....................................    8,173      3,159      1,537      1,529        914

Research and development...........................      287        196         72         15         --
Selling, general and administrative................    3,060      1,859      1,094        870        723
                                                     -------     ------     ------     ------     ------
    Total operating expenses.......................    3,347      2,055      1,166        885        723
                                                     -------     ------     ------     ------     ------
Income from operations.............................    4,826      1,104        371        644        191
Interest and other income..........................      611        635         50         20         35
                                                     -------     ------     ------     ------     ------
Income before provision for income taxes...........    5,437      1,739        421        664        226
Provision for income taxes.........................    2,068        640        145        251         95
                                                     -------     ------     ------     ------     ------
Net income.........................................  $ 3,369     $1,099     $  276     $  413     $  131
                                                     =======     ======     ======     ======     ======
Diluted earnings per share.........................  $   .47     $  .16     $  .05     $  .09     $  .03
                                                     =======     ======     ======     ======     ======
Shares used in per share calculation...............    7,203      7,024      5,372      4,457      4,475
                                                     =======     ======     ======     ======     ======

                                                                     AS OF OCTOBER 31,
                                                    ----------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------   --------   --------   --------
BALANCE SHEET DATA
Cash, cash equivalents and marketable
  securities......................................  $ 9,662    $11,220     $1,623     $  892     $  516
Working capital...................................   11,204     12,615      2,126      1,271        991
Total debt........................................       --         --         --         --         --
Total assets......................................   23,838     18,903      3,673      2,000      1,291
Total stockholders' equity........................   22,366     17,987      3,228      1,528      1,116

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the financial condition and results of operations of the Company. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto.

                             RESULTS OF OPERATIONS

FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1998

    NET SALES. Net sales increased $6,928,000, or 119%, to $12,767,000 for the year ended October 31, 1999 from $5,839,000 for the year ended October 31, 1998. The increase in net sales was due primarily to the increase in revenues generated from the I-125 brachytherapy product line and sales of the Pd-103 brachytherapy product line which was introduced in April 1999. Sales of the non-therapeutic lines decreased approximately $304,000 due to increased competition.

    GROSS PROFIT. Gross profit increased $5,014,000 or 159% to $8,173,000 for the year ended October 31, 1999 from $3,159,000 for the year ended October 31, 1998. Gross profit as a percent of sales increased from 54% to 64% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the I-125 brachytherapy product line in fiscal 1999 which yielded greater gross margins than the Company's non-therapeutic product lines.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $1,201,000, or 65%, to $3,060,000 for the year ended October 31, 1999 from $1,859,000 for the year ended October 31, 1998. SG&A as a percent of net sales decreased to 24% for the year ended
October 31, 1999 from 32% for the same period in 1998. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal year 1998 and continuing into fiscal year 1999 to support the growth of the Company, (ii) the Company leased a new facility in September 1998 that houses new product development and corporate offices and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

    RESEARCH AND DEVELOPMENT. Research and development expenditures totaled $287,000 during the year ended October 31, 1999 compared to $196,000 for the year ended October 31, 1998. The increase was due primarily to development efforts associated with new product lines. Such expenditures may increase in future periods.

    INTEREST AND OTHER INCOME. Interest and other income remained relatively consistent between periods decreasing $24,000 to $611,000 for the year ended October 31, 1999 from $635,000 for the year ended October 31, 1998.

    NET INCOME. Net income increased $2,270,000 to $3,369,000 for the year ended October 31, 1999 from $1,099,000 for the year ended October 31, 1998. The increase is a result of the factors described above.

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1997

    NET SALES. Net sales increased $2,458,000, or 73%, to $5,839,000 for the year ended October 31, 1998 from $3,381,000 for the year ended October 31, 1997. The increase in net sales was primarily due to the inclusion of revenues from the I-125 brachytherapy source product line, which was introduced in January 1998.

    GROSS PROFIT. Gross profit increased $1,622,000 or 106% to $3,159,000 for the year ended October 31, 1998 from $1,537,000 for the year ended October 31, 1997. Gross profit as a percentage of sales increased from 45% to 54% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the inclusion of revenues from the I-125 brachytherapy product line in fiscal year 1998 which yielded greater gross margins than the Company's non-therapeutic product lines.

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

    RESEARCH AND DEVELOPMENT. Research and development efforts increased in fiscal year 1998, with such expenditures totaling $196,000 during this period compared to $72,000 in the corresponding 1997 period. The increase was due primarily to development efforts associated with new product lines. Such expenditures are expected to increase in future periods.

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

                        LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 1999, the Company had cash and investments in marketable securities aggregating approximately $9.7 million and working capital of $11.2 million. For the fiscal year ended October 31, 1999, net cash provided by operating activities was approximately $4.4 million. Cash used in investing activities for capital expenditures, convertible notes receivable and construction in progress totaled approximately $6.0 million during year ended October 31, 1999. The increase in notes receivable resulted from the Company's secured loans to Theseus Imaging Corp. Construction in progress includes payments to PracSys Corp. of approximately $2.7 million for two linear accelerators purchased pursuant to a purchase agreement dated February 6, 1998. The manufacture of the accelerators has not been completed and disputes currently exist between the parties with respect thereto. These disputes have been submitted to arbitration. The Company is currently investigating what the costs would be to complete the accelerators and anticipates that such costs could be material.

    The Company is authorized to purchase up to $1.5 million of the Company's common stock on the open market. No such shares have been repurchased as of October 31, 1999.

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

    To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development and strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private equity financings and from cash generated by operations. The Company does not currently have long-term debt or a line of credit or similar arrangement with a bank. Management anticipates that its existing cash resources will be sufficient to fund its planned expansion over the next twelve months, although additional funding may be required to fund the acquisition or development of complementary businesses, technologies or products.

                              YEAR 2000 READINESS

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

    In an effort to evaluate and address our Year 2000 exposure the Company assembled a team of senior managers to create a program that focused on both IT (information technology) and non-IT components (business machines, manufacturing equipment, products, computers, and systems). For each component area, the team created projects to identify risks and remedy problems associated with the new millennium and leap year. The projects included the following in the list below.

    - Strategic Customer and Supplier Evaluation

    - Component Assessment

    - Non-compliance Resolution

    - Testing

    - Documentation

    The Company concluded its assessment for each of the IT and non-IT components in late March 1999. The Company then targeted certain at-risk components for further review. Those IT and non-IT components identified have since been evaluated and remedied as appropriate. In addition, the Company has discussed a "most reasonably likely worst case scenario" for the Year 2000. This includes the identification of principal risks and action items.

    In an effort to assess new IT and non-IT components, the Company added a Year 2000 assessment and disclosure requirement to the purchasing process. A Year 2000 product assessment accompanied IT and non-IT components acquired in calendar 1999.

    In addition to risks associated with internal components, the Company has relationships with, and is to varying degrees dependent upon, third parties that provide us with information, goods and services. These include financial institutions, suppliers, vendors, research partners and governmental entities, as well as customers and distributors. External agent risks by definition reside outside of the Company's span of control. However, the Company has instituted programs to identify and assess our external agents' Year 2000 compliance. To date, the Company has received no indication from any material third party that they anticipate any Year 2000 compliance problems. Further, each customer and vendor identified as critical to our supply chain has provided statements that support their Year 2000 compliance.

    As a result, we have completed all aspects of the Company's Year 2000 program and total costs to assess and resolve the Year 2000 issue have not been material to the Company's financial position, results of operations, or cash flows.

    As of January 4, 2000, the Company has not, nor to its knowledge, have any of the Company's external agents, experienced any material Year 2000 complications. However, there can be no absolute assurance that the Company and the Company's external agents will not experience some complications resulting from Year 2000 problems in the future.

                           FORWARD LOOKING STATEMENTS

    Certain matters discussed in this Annual Report on Form 10-K are forward looking as that term is defined by: (i) The Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the 1995 Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, the stable supply of appropriate isotopes, whether produced by the Company or purchased from third-party vendors, the impact of competitive products and pricing, the impact of third party health care reimbursement, risks associated with strategic opportunities or acquisitions the Company may pursue and the risks detailed herein or detailed from time to time in the Company's filings with the SEC.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's financial instruments include cash, marketable securities, and notes receivable. At January 4, 2000, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates or independent appraisals.

    It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure. In addition, the Company does not enter into any futures or forward contracts and therefore does not have significant market risk exposure with respect to commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is presented in the financial statements listed in Item 14(a) of Part IV of this Form 10-K Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended October 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required under this Item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended October 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended October 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this Item is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of the Company's fiscal year ended October 31, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Annual Report on Form 10-K:

                                                                     PAGE
                                                                   --------
1.   Financial Statements of the Company
     Report of Independent Accountants...........................     17
     Consolidated Balance Sheets.................................     18
     Consolidated Statements of Income...........................     19
     Consolidated Statement of Changes in Stockholders' Equity...     20
     Consolidated Statements of Cash Flows.......................     21
     Notes to Consolidated Financial Statements..................     22

2.   Financial Statement Schedule
     Schedule II--Valuation and Qualifying Accounts..............     32

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits.
     Reference is made to Item 14(c) of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K:

       None.

    (c) Exhibits

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
3.1..........           Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) of the Registrant's
                        Registration Statement on Form 10-SB, filed August 22, 1995.

3.2..........           Certificate of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly
                        Report on Form 10-QSB for the quarterly period ended July
                        31, 1998.

3.3..........           Certificate of Domestication of the Registrant, incorporated by reference to Exhibit 3(i)(a) of the Registrant's
                        Registration Statement on Form 10-SB, filed August 22, 1995.

3.4..........           Bylaws of the Registrant, incorporated by reference to
                        Exhibit 3(ii) of the Registrant's Registration Statement on
                        Form 10-SB, filed August 22, 1995.

10.1.........           Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to
                        Exhibit 10.2 of the Registrant's Annual Report on
                        Form 10-KSB, filed January 29, 1998.

10.2.........           North American Scientific, Inc. Amended and Restated 1996
                        Stock Option Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8
                        (Registration No. 333-62631), filed August 31, 1998.

10.6.........           Exclusive Manufacturing and Supply Agreement dated as of
                        October 7, 1997 between the Registrant and RadioMed
                        Corporation, incorporated by reference to Exhibit 10.1 of
                        the Registrant's Form 8-K, filed October 9, 1997.

10.7.........           Note Purchase Agreement between the Registrant and RadioMed
                        Corporation, dated as of October 7, 1997, incorporated by
                        reference to Exhibit 10.2 of the Registrant's Form 8-K
                        filed October 9, 1997.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
10.8.........           Stock Purchase Agreement dated as of November 10, 1997 among the Registrant and the investors identified therein,
                        incorporated by reference to Exhibit 10.1 of the
                        Registrant's Form 8-K filed November 24, 1997.

10.9.........           Purchase Contract dated February 6, 1998 between the
                        Registrant and PracSys Corp., incorporated by reference to
                        Exhibit 10.1 of the Registrant's Form 8-K filed
                        February 19, 1998.

10.10........           Service Contract dated February 6, 1998 between the
                        Registrant and PracSys Corp., incorporated by reference to
                        Exhibit 10.2 of the Registrant's Form 8-K filed
                        February 19, 1998.

10.11........           Exclusivity and Purchase Contract dated as of December 31,
                        1997, as amended February 6, 1998 between the Registrant
                        and PracSys Corp., incorporated by reference to
                        Exhibit 10.3 of the Registrant's Form 8-K filed
                        February 19, 1998.

10.12........           Rights Agreement, incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-A, filed October 16, 1998.

21.1.........           Subsidiaries of the Registrant, incorporated by reference to
                        Exhibit 21 of the Registrant's Registration Statement on
                        Form 10-SB, filed August 22, 1995.

23.1.........           Consent of PricewaterhouseCoopers LLP, independent
                        accountants.

27.1.........           Financial Data Schedule.

(a) Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended October 31, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
North American Scientific, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 15 present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiary at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Costa Mesa, California
December 21, 1999

                        NORTH AMERICAN SCIENTIFIC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................  $ 1,443,000   $ 2,119,000
  Marketable securities.....................................    8,219,000     9,101,000
  Accounts receivable, net..................................    1,983,000     1,323,000
  Inventories...............................................      552,000       731,000
  Prepaid expenses and other current assets.................      365,000       196,000
                                                              -----------   -----------
    Total current assets....................................   12,562,000    13,470,000

Notes receivable............................................    4,162,000     1,163,000
Equipment and leasehold improvements, net...................    3,743,000     1,587,000
Construction in progress....................................    2,826,000     2,289,000
Deposits and other assets...................................      545,000       394,000
                                                              -----------   -----------
      Total assets..........................................  $23,838,000   $18,903,000
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................  $   568,000   $   338,000
  Accrued expenses..........................................      627,000       202,000
  Income taxes payable......................................      163,000       315,000
                                                              -----------   -----------
    Total current liabilities...............................    1,358,000       855,000

Deferred income taxes.......................................      114,000        61,000
                                                              -----------   -----------
    Total liabilities.......................................    1,472,000       916,000
                                                              -----------   -----------
Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized; no shares issued............................           --            --
  Common stock, $.01 par value, 40,000,000 shares
    authorized; 6,828,887 and 6,787,975 shares issued and
    outstanding as of October 31, 1999 and 1998,
    respectively............................................       68,000        68,000
  Additional paid-in capital................................   18,172,000    17,162,000
  Retained earnings.........................................    4,126,000       757,000
                                                              -----------   -----------
    Total stockholders' equity..............................   22,366,000    17,987,000
                                                              -----------   -----------
    Total liabilities and stockholders' equity..............  $23,838,000   $18,903,000
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        NORTH AMERICAN SCIENTIFIC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED OCTOBER 31,
                                                          -------------------------------------
                                                             1999          1998         1997
                                                          -----------   ----------   ----------
Net sales...............................................  $12,767,000   $5,839,000   $3,381,000

Cost of goods sold......................................    4,594,000    2,680,000    1,844,000
                                                          -----------   ----------   ----------
      Gross profit......................................    8,173,000    3,159,000    1,537,000
                                                          -----------   ----------   ----------
Selling, general and administrative expenses............    3,060,000    1,859,000    1,094,000
Research and development................................      287,000      196,000       72,000
                                                          -----------   ----------   ----------
Income from operations..................................    4,826,000    1,104,000      371,000

Interest and other income...............................      611,000      635,000       50,000
                                                          -----------   ----------   ----------
Income before provision for income taxes................    5,437,000    1,739,000      421,000

Provision for income taxes..............................    2,068,000      640,000      145,000
                                                          -----------   ----------   ----------
Net income..............................................  $ 3,369,000   $1,099,000   $  276,000
                                                          ===========   ==========   ==========

Earnings per share

    Basic...............................................  $       .49   $      .17   $      .06
                                                          ===========   ==========   ==========
    Diluted.............................................  $       .47   $      .16   $      .05
                                                          ===========   ==========   ==========

Weighted average number of shares outstanding

    Basic...............................................    6,800,129    6,435,588    4,591,614
                                                          ===========   ==========   ==========
    Diluted.............................................    7,203,264    7,023,650    5,372,398
                                                          ===========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        NORTH AMERICAN SCIENTIFIC, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   COMMON STOCK         ADDITIONAL      RETAINED                     TOTAL
                               ---------------------      PAID-IN       EARNINGS                 STOCKHOLDERS'
                                SHARES       AMOUNT       CAPITAL      (DEFICIT)      OTHER         EQUITY
                               ---------    --------    -----------    ----------    --------    -------------
Balance at October 31,
  1996.....................    4,474,801    $29,000     $ 2,105,000    ($ 597,000)   ($ 9,000)    $ 1,528,000

Issuance of common stock...      375,000      3,000         968,000            --          --         971,000

Issuance of warrants.......           --         --         135,000            --          --         135,000

Common stock issued upon
  exercise of stock
  options..................      176,250      1,000         145,000            --          --         146,000

Common stock issued upon
  exercise of warrants.....      150,000      1,000         162,000            --          --         163,000

Net income.................           --         --              --       276,000          --         276,000

Foreign currency
  translation adjustment...           --         --              --            --       9,000           9,000
                               ---------    -------     -----------    ----------    --------     -----------

Balance at October 31,
  1997.....................    5,176,051     34,000       3,515,000      (321,000)         --       3,228,000

Issuance of common stock
  under private
  placement................    1,200,000      8,000      13,186,000            --          --      13,194,000

Common stock issued upon
  exercise of stock
  options..................      336,924      4,000         265,000            --          --         269,000

Common stock issued upon
  exercise of warrants.....       75,000      1,000          80,000            --          --          81,000

Effect of common stock
  dividend.................           --     21,000              --       (21,000)         --              --

Tax benefit related to
  exercise of stock
  options..................           --         --         116,000            --          --         116,000

Net income.................           --         --              --     1,099,000          --       1,099,000
                               ---------    -------     -----------    ----------    --------     -----------

Balance at October 31,
  1998.....................    6,787,975     68,000      17,162,000       757,000          --      17,987,000

Common stock issued upon
  exercise of stock
  options..................       40,912         --          62,000            --          --          62,000

Tax benefit related to
  exercise of stock
  options..................           --         --         948,000            --          --         948,000

Net income.................           --         --              --     3,369,000          --       3,369,000
                               ---------    -------     -----------    ----------    --------     -----------

Balance at October 31,
  1999.....................    6,828,887    $68,000     $18,172,000    $4,126,000    $     --     $22,366,000
                               =========    =======     ===========    ==========    ========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        NORTH AMERICAN SCIENTIFIC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED OCTOBER 31,
                                                         ---------------------------------------
                                                            1999           1998          1997
                                                         -----------   ------------   ----------
Cash flows from operating activities:
  Net income...........................................  $ 3,369,000   $  1,099,000   $  276,000
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization....................      375,000        227,000       53,000
      Deferred income taxes............................       53,000         61,000           --
      Tax benefit of stock option exercises............      948,000        116,000           --
      Other............................................           --         10,000       27,000
      Changes in assets and liabilities
        Accounts receivable............................     (660,000)      (903,000)     253,000
        Inventories....................................      179,000       (353,000)    (234,000)
        Income taxes receivable........................           --        106,000     (106,000)
        Prepaid expenses and other assets..............     (351,000)      (362,000)    (118,000)
        Accounts payable...............................      230,000        (26,000)     187,000
        Accrued expenses...............................      425,000        121,000      (58,000)
        Income taxes payable...........................     (152,000)       315,000     (155,000)
                                                         -----------   ------------   ----------
            Net cash provided by operating
              activities...............................    4,416,000        411,000      125,000
                                                         -----------   ------------   ----------

Cash flows from investing activities:
  Construction in progress.............................     (537,000)    (2,289,000)          --
  Net sales/(purchases) of marketable securities.......      882,000     (9,074,000)      (1,000)
  Notes receivable.....................................   (2,999,000)      (663,000)    (500,000)
  Capital expenditures.................................   (2,500,000)    (1,406,000)    (180,000)
                                                         -----------   ------------   ----------
            Net cash used in investing activities......   (5,154,000)   (13,432,000)    (681,000)
                                                         -----------   ------------   ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock...........       62,000     13,544,000    1,279,000
                                                         -----------   ------------   ----------
            Net cash provided by financing
              activities...............................       62,000     13,544,000    1,279,000
                                                         -----------   ------------   ----------
Effect of foreign currency translation on cash.........           --             --        7,000
                                                         -----------   ------------   ----------
Net (decrease)/increase in cash and cash equivalents...     (676,000)       523,000      730,000

Cash and cash equivalents at beginning of period.......    2,119,000      1,596,000      866,000
                                                         -----------   ------------   ----------
Cash and cash equivalents at end of period.............  $ 1,443,000   $  2,119,000   $1,596,000
                                                         ===========   ============   ==========
Supplemental disclosure of cash flow information:

  Interest paid........................................  $        --   $         --   $    1,000
                                                         ===========   ============   ==========
  Income taxes paid....................................  $   801,000   $     73,000   $  407,000
                                                         ===========   ============   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        NORTH AMERICAN SCIENTIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

MARKETABLE SECURITIES

    The Company considers its marketable securities "available-for-sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between cost and estimated fair values. Fair value is determined to be par plus accrued interest or based on asking prices as quoted by independent brokers.

NOTES RECEIVABLE

    Notes receivable consists of convertible debt securities of three separate private companies. The Company accounts for its notes receivable in accordance with SFAS No. 115 and considers these notes as "available-for-sale". As of October 31, 1999, there were no material realized or unrealized gains or losses

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

recorded with respect to the notes. These companies are in the early stage of development and management believes that cost approximates fair value. The three companies' stocks are not actively traded on a public exchange, therefore management's assessment of fair value was supported by valuations performed by independent appraisers.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and equipment....  3-15 years
Leasehold improvements...............  Lesser of the useful life or term of lease

    Maintenance and repair costs are expensed as incurred, while improvements are capitalized. Gains or losses resulting from the disposition of assets are included in income.

    The Company assesses potential impairments to its long-lived assets, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment and the Company provides currently for estimated discounts, rebates and product returns and the cost to repair or replace products under the warranty provisions in effect at the time of sale.

STOCK OPTION PLAN

    The Company measures compensation expense for its stock option plan using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense.

NET INCOME PER SHARE

    Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding for the period.

    Diluted earnings per share is computed by dividing the net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

applying the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                                  YEAR ENDED OCTOBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Net income...............................................  $3,369,000   $1,099,000   $  276,000
                                                           ==========   ==========   ==========
Weighted average shares outstanding--Basic...............   6,800,129    6,435,588    4,591,614
Dilutive effect of stock options and warrants............     403,135      588,062      780,784
                                                           ----------   ----------   ----------
Weighted average shares outstanding--Diluted.............   7,203,264    7,023,650    5,372,398
                                                           ==========   ==========   ==========
Basic earnings per share.................................  $      .49   $      .17   $      .06
Diluted earnings per share...............................  $      .47   $      .16   $      .05

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under
SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company is required to adopt SFAS 133 for its fiscal year ending October 31, 2000. The Company does not expect the adoption of this pronouncement to have a material effect on its reported consolidated financial condition or results of operations.

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 2--INVENTORIES:

    Inventories are shown net of applicable reserves and allowances:

                                                              OCTOBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Raw materials...........................................  $285,000   $606,000
Work in process.........................................   166,000     16,000
Finished goods..........................................   101,000    109,000
                                                          --------   --------
                                                          $552,000   $731,000
                                                          ========   ========

NOTE 3--NOTES RECEIVABLE:

    The Company has a $500,000 secured subordinated convertible note (the "Note") from RadioMed Corporation ("RadioMed"). The Note bears interest at 10% per annum and had an original maturity date of October 7, 2007. The Note may be converted at the Company's election at any time prior to the maturity date into Series A Preferred Stock of RadioMed at a price of $500 per share subject to adjustment. However, the Note will be automatically converted into such shares upon the consummation of a public offering by RadioMed or at the maturity date. Interest is not due until the earlier of conversion of the Note or the maturity date. The Note is secured by a first lien on RadioMed's physical assets and proprietary technology as defined in the security agreement, subject to certain subordination.

    The Company entered into an exclusive supply agreement with RadioMed whereby the Company would supply 100% of RadioMed's North American requirements for certain ion implantation products for so long as the Company holds at least 50% of the original value of the Note or equivalent dollar value in stock and for one year thereafter.

    On December 4, 1999, the Company and RadioMed signed a settlement letter which provided, subject to RadioMed shareholder approval thereof, for, among other matters: (i) the termination of the Supply Agreement on or prior to March 31, 2000; (ii) repayment of the principal amount of this Note on or prior to March 31, 2000; and (iii) payment of the accrued interest on the Note in the form of 20,000 shares of RadioMed Series A Convertible Preferred Stock, $0.01 par value.

    On October 21, 1999 the Company signed a definitive agreement to acquire Theseus Imaging Corporation, a developmental stage company, in a stock for stock exchange. Under the terms of the Agreement, Theseus stockholders will receive up to 200,000 shares of newly issued NASI common stock and certain royalty rights in exchange for 100% of Theseus' common stock. The acquisition of Theseus is contingent upon final due diligence, receipt of a financial fairness opinion from a qualified independent third party and initial clinical results. The Company has also agreed to provide financing to Theseus up until the acquisition date. This financing is in the form of convertible notes bearing interest at the prime rate plus 1%. These notes are convertible into common stock of Theseus at the Company's option. These notes are due and payable or must be converted no later than June 1, 2000. The notes are secured by a first priority interest in Theseus' right, title and interest in the collateral as defined in the Security Agreement, which consists primarily of certain licensing agreements. As of October 31, 1999 and 1998, the Company had convertible notes outstanding of $3,462,000 and $463,000, respectively. In November and December 1999 the Company advanced Theseus an additional $545,000. In the event NASI does not pursue the acquisition, it is not obligated to convert the notes.

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 3--NOTES RECEIVABLE: (CONTINUED)

    The Company has a $200,000 secured convertible note from a manufacturing company. The convertible note bears interest at 6% per annum and matures on June 19, 2000. The note may be converted at any time at the Company's election into equity securities of the manufacturing company. Interest is not due until the earlier of conversion of the note or the maturity date. The note is secured by certain licenses and intellectual property rights.

NOTE 4--CONSTRUCTION IN PROGRESS:

    In February 1998, the Company entered into agreements with PracSys Corp., a Massachusetts corporation ("PracSys"), pursuant to which PracSys would
(i) manufacture and sell to the Company two particle accelerators to be used in the production of certain isotopes related to the Company's brachytherapy product line and (ii) operate the machines to produce the isotopes for an initial two-year period. The agreements called for total payments to PracSys of approximately $2.7 million which were paid in full. As of October 31, 1999 and 1998, costs related to the construction of the machines totaled $2,826,000 and $2,289,000, respectively, and are reported as construction in progress in the consolidated balance sheets.

    During fiscal year 1999, a dispute arose between the Company and PracSys and construction of the machines was halted (See Note 6). In December, 1999 the Company took possession of the machines and moved them to another location pending conclusion of the project.

NOTE 5--EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

    Equipment and leasehold improvements consist of the following:

                                                             OCTOBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Furniture, fixtures and equipment....................  $2,952,000   $1,583,000
Leasehold improvements...............................   1,588,000      460,000
                                                       ----------   ----------
                                                        4,540,000    2,043,000
Less: Accumulated depreciation and amortization......    (797,000)    (456,000)
                                                       ----------   ----------
                                                       $3,743,000   $1,587,000
                                                       ==========   ==========

NOTE 6--COMMITMENTS AND CONTINGENCIES:

    The Company leases office and manufacturing space under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next five years from fiscal 2000 to 2004 are $277,000, $277,000, $196,000, $180,000 and $15,000,
respectively. Total rent expense for the years ended October 31, 1999, 1998 and 1997 was $265,000, $113,000 and $97,000, respectively.

    On August 11, 1999, a demand for arbitration was filed by PracSys against the Company in Boston, Massachusetts. On February 6, 1998, the Company contracted with PracSys to build two linear particle accelerators intended to produce Pd(103) isotopes to be incorporated in the Company's Pd(103) brachytherapy seed products. PracSys did not complete the manufacturing of the machines, and the Company demanded that PracSys turn over the uncompleted machines. PracSys initiated an arbitration proceeding against the Company on the basis of claims of breach of contract, breach of fiduciary duty and unfair and deceptive

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 6--COMMITMENTS AND CONTINGENCIES: (CONTINUED)

trade practices. The Company has vigorously denied and defended against PracSys' claims, and has also asserted counterclaims against PracSys for breach of contract and fraud and misrepresentation in connection with PracSys' failure to complete the machines. A hearing in the arbitration has been scheduled for January 24, 2000.

    From time to time the Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company believes such proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 7--STOCKHOLDERS' EQUITY:

PRIVATE PLACEMENT

    In November 1997, the Company completed a private placement of 800,000 shares of its common stock to certain institutional investors. The net proceeds to the Company from the sale were approximately $13.2 million.

STOCKHOLDERS' RIGHTS PLAN

    In October 1998, the Board of Directors of the Company implemented a rights agreement to protect stockholders' rights in the event of a proposed takeover of the Company. In the case of a triggering event, each right entitles the Company's stockholders to buy, for $80, $160 worth of common stock for each share of common stock held. The rights will become exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's common stock. The rights, which expire in October 2008, are redeemable at the Company's option for $0.001 per right. The Company also has the ability to amend the rights, subject to certain limitations.

PREFERRED STOCK

    The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

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

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 7--STOCKHOLDERS' EQUITY: (CONTINUED)

    The following table summarizes stock option activity:

                                                        OPTIONS     WEIGHTED AVG.
                                                      OUTSTANDING   EXERCISE PRICE
                                                      -----------   --------------
Balance at October 31, 1996.........................     551,250        $ 0.68
Granted.............................................     375,750          1.15
Canceled or expired.................................          --            --
Exercised...........................................    (176,250)         0.68
                                                        --------
Balance at October 31, 1997.........................     750,750          0.92
Granted.............................................     191,125         14.42
Canceled or expired.................................     (58,187)        11.87
Exercised...........................................    (336,924)         0.80
                                                        --------
Balance at October 31, 1998.........................     546,764          5.00
Granted.............................................     421,500          6.25
Canceled or expired.................................     (17,702)         4.62
Exercised...........................................     (40,912)         1.52
                                                        --------
Balance at October 31, 1999.........................     909,650        $ 5.74
                                                        ========        ======

    There were 415,744 and 231,125 options exercisable with weighted average exercise prices of $3.99 and $3.13 at October 31, 1999, and 1998, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                        YEAR ENDED OCTOBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Dividend yield....................................        0%         0%         0%
Expected volatility...............................       40%        35%        80%
Risk-free interest rate...........................      5.2%       5.7%       6.4%
Expected lives....................................  5 years    5 years    5 years

    The following table summarizes significant option groups outstanding at October 31, 1999 and related weighted average exercise price and remaining contractual life information as follows:

                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                       -------------------------------------   ------------------------
                                  WEIGHTED AVG.    WEIGHTED                   WEIGHTED
RANGE OF                            REMAINING        AVG.                       AVG.
EXERCISE                           CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
PRICES                  SHARES    LIFE (YEARS)      PRICE      EXERCISABLE     PRICE
--------               --------   -------------   ----------   -----------   ----------
$0.67-$1.96..........  336,375        7.04          $ 1.00       283,312       $ 1.00
$3.94-$7.63..........  493,275        9.33            5.96        97,432         5.50
$23.50-$24.54........   80,000        8.42           24.28        35,000        23.95
                       -------                                   -------
                       909,650        8.40            5.74       415,744         3.99
                       =======                                   =======

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 7--STOCKHOLDERS' EQUITY: (CONTINUED)

    Had compensation cost for the Company' option plans been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, net income and net income per share would have been as follows:

                                                   YEAR ENDED OCTOBER 31,
                                             ----------------------------------
                                                1999         1998        1997
                                             ----------   ----------   --------
Net income:
  As reported..............................  $3,369,000   $1,099,000   $276,000
  Pro forma................................  $2,584,000      532,000   $ 99,800
Earnings Per Share:
  As reported basic........................  $      .49   $      .17   $    .06
  As reported diluted......................  $      .47   $      .16   $    .05
  Pro forma basic..........................  $      .38   $      .08   $    .02
  Pro forma diluted........................  $      .36   $      .08   $    .02

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of stock options granted during fiscal year 1999 and 1998 were $3.74 and $5.83 per share, respectively.

MENTOR AGREEMENT

    In June 1997, the Company entered into an exclusive worldwide distribution agreement with Mentor Corporation ("Mentor") to market and sell certain brachytherapy sources for the treatment of prostate cancer. Under the terms of the five year agreement, Mentor is responsible for sales and marketing activities. Pursuant to the agreement, Mentor purchased 375,000 shares of the Company's common stock at $2.67 per share (the fair market value of the common stock at the time of the agreement). In addition, the agreement originally provided Mentor the right to purchase $2,000,000 of the Company's preferred stock, however, during fiscal year 1998 the agreement was amended to eliminate this right.

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

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 8--SALES TO MAJOR CUSTOMERS:

    Revenues from customers that accounted for more than 10% of the Company's consolidated revenues were as follows:

                                                               1999       1998       1997
                                                             --------   --------   --------
Customer A.................................................     --%         9%        41%
Customer B.................................................      7         17         30
Customer C.................................................     77         45         --
                                                                --         --         --
                                                                84%        71%        71%
                                                                ==         ==         ==

    At October 31, 1999, amounts due from Customer C accounted for 76% of gross trade receivables.

NOTE 9--INCOME TAXES:

    The provision (benefit) for income taxes is comprised of the following:

                                                 1999        1998       1997
                                              ----------   --------   --------
Current:
  Federal...................................  $1,727,000   $526,000   $130,000
  State.....................................     288,000     53,000     15,000
                                              ----------   --------   --------
                                               2,015,000    579,000    145,000
                                              ----------   --------   --------
Deferred:
  Federal...................................      69,000    (20,000)        --
  State.....................................     (16,000)    81,000         --
                                              ----------   --------   --------
                                                  53,000     61,000         --
                                              ----------   --------   --------
                                              $2,068,000   $640,000   $145,000
                                              ==========   ========   ========

    The Company's temporary differences resulted in a net deferred tax liability consisting of the following:

                                                              OCTOBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Depreciation and amortization...........................  $264,000   $141,000
Accrued liabilities.....................................   (37,000)   (27,000)
Allowance for doubtful accounts.........................   (22,000)    (8,000)
Inventory reserve and capitalized inventory.............   (70,000)   (17,000)
Other...................................................   (21,000)   (28,000)
                                                          --------   --------
                                                          $114,000   $ 61,000
                                                          ========   ========

                        NORTH AMERICAN SCIENTIFIC, INC.

NOTE 9--INCOME TAXES: (CONTINUED)

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

                                                                       YEAR ENDED
                                                                      OCTOBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Federal tax provision at U.S. statutory rate...............     34%        34%        34%
State income taxes, net of federal benefit.................      3          5          4
Other, net.................................................      1         (2)        (4)
                                                                --         --         --
                                                                38%        37%        34%
                                                                ==         ==         ==

NOTE 10--RETIREMENT PLAN:

    The Company has a 401(k) retirement plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. Under these plans, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company's expense for its plans totaled $87,000, $7,000, and $4,000 for the years ended October 31, 1999, 1998, and 1997, respectively.

NOTE 11--SELECTED QUARTERLY FINANCIAL DATA:

    The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

                                               FIRST      SECOND     THIRD      FOURTH
FISCAL 1999                                   QUARTER    QUARTER    QUARTER    QUARTER
-----------                                   --------   --------   --------   --------
Net Sales...................................   $2,427     $3,007     $3,444     $3,889
Gross Profit................................    1,518      1,912      2,187      2,556
Net Income..................................      510        717        981      1,161
Diluted earnings per share..................   $  .07     $  .10     $  .14     $  .16

                                               FIRST      SECOND     THIRD      FOURTH
FISCAL 1998                                   QUARTER    QUARTER    QUARTER    QUARTER
-----------                                   --------   --------   --------   --------
Net Sales...................................    $819      $1,353     $1,809     $1,858
Gross Profit................................     303         766      1,033      1,057
Net Income..................................      41         279        420        359
Diluted earnings per share..................    $.01      $  .04     $  .06     $  .05

                                  SCHEDULE II

                        NORTH AMERICAN SCIENTIFIC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED OCTOBER 31, 1999, 1998, 1997

                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                          ----------------------
                                             BALANCE AT   CHARGES TO    CHARGED                 BALANCE AT
                                             BEGINNING     COST AND    TO OTHER                   END OF
DESCRIPTION                                  OF PERIOD     EXPENSES    ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                  ----------   ----------   ---------   ----------   ----------
Year ended October 31, 1999
  Allowance for doubtful accounts..........      $19         $ 32      $     --    $      --       $ 51
  Inventory reserves.......................       --          105            --           --        105

Year ended October 31, 1998
  Allowance for doubtful accounts..........      $ 9         $ 10      $     --    $      --       $ 19

Year ended October 31, 1997
  Allowance for doubtful accounts..........      $--         $  9      $     --    $      --       $  9

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NORTH AMERICAN SCIENTIFIC, INC.

January 4, 2000                                        By:            /s/ L. MICHAEL CUTRER
                                                            -----------------------------------------
                                                                        L. Michael Cutrer
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates.

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
             /s/ IRWIN J. GRUVERMAN
     --------------------------------------       Chairman of the Board of Directors  January 4, 2000
               Irwin J. Gruverman

             /s/ L. MICHAEL CUTRER                President, Chief Executive Officer
     --------------------------------------         and Director (Principal           January 4, 2000
               L. Michael Cutrer                    Executive Officer)

               /s/ ALAN I. EDRICK                 Chief Financial Officer (Principal
     --------------------------------------         Financial and Accounting          January 4, 2000
                 Alan I. Edrick                     Officer)

                /s/ LARRY BERKIN
     --------------------------------------       Director                            January 4, 2000
                  Larry Berkin

               /s/ ALLAN M. GREEN
     --------------------------------------       Director                            January 4, 2000
                 Allan M. Green

               /s/ MICHAEL C. LEE
     --------------------------------------       Director                            January 4, 2000
                 Michael C. Lee