Form 10-Q
period 2000-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2000-02-25
CIK 949876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000

                         Commission File Number 0-26670

                             ----------------------

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


                             ----------------------


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



     The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of February 22, 2000 was 6,840,537 shares.


================================================================================

                         NORTH AMERICAN SCIENTIFIC, INC.

                                      INDEX



                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of January 31, 2000 and October 31, 1999    3

     Consolidated Statements of Income for the three months ended
        January 31, 2000 and 1999 ..........................................    4

     Consolidated Statements of Cash Flows for the three months
       ended January 31, 2000 and 1999 .....................................    5

     Condensed Notes to Consolidated Financial Statements ..................    6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ..............................................    8

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........    9


                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS ..................................................   10

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits ..............................................................   10

     Reports on Form 8-K ...................................................   10

                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                JANUARY 31,   OCTOBER 31,
                                                                                   2000           1999
                                                                               ------------  ------------
                                                                               (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents................................................. $  2,071,000   $  1,443,000
   Marketable securities.....................................................    8,109,000      8,219,000
   Accounts receivable, net..................................................    2,344,000      1,983,000
   Inventories...............................................................      561,000        552,000
   Prepaid expenses and other current assets.................................      414,000        365,000
                                                                              ------------   ------------

     Total current assets....................................................   13,499,000     12,562,000

Notes receivable.............................................................    4,724,000      4,162,000
Equipment and leasehold improvements, net....................................    3,717,000      3,743,000
Construction in progress.....................................................    2,910,000      2,826,000
Deposits and other assets....................................................      568,000        545,000
                                                                              ------------   ------------

     Total assets............................................................ $ 25,418,000   $ 23,838,000
                                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable.......................................................... $    636,000   $    568,000
   Accrued expenses..........................................................      345,000        627,000
   Income taxes payable......................................................      713,000        163,000
                                                                              ------------   ------------

     Total current liabilities...............................................    1,694,000      1,358,000

Deferred income taxes........................................................      114,000        114,000
                                                                              ------------   ------------

     Total liabilities.......................................................    1,808,000      1,472,000
                                                                              ------------   ------------

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued.......................................................           --             --
   Common stock, $.01 par value, 40,000,000 shares authorized;
     6,836,537 and 6,787,975 shares issued and outstanding
     as of January 31, 2000 and October 31, 1999............................        68,000         68,000
   Additional paid-in capital...............................................    18,182,000     18,172,000
   Retained earnings........................................................     5,360,000      4,126,000
                                                                              ------------   ------------

     Total stockholders' equity.............................................    23,610,000     22,366,000
                                                                              ------------   ------------

     Total liabilities and stockholders' equity.............................  $ 25,418,000   $ 23,838,000
                                                                              ============   ============



               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                         THREE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                                   -----------------------------
                                                                                        2000              1999
                                                                                   -------------    ------------
                                                                                             (UNAUDITED)
Net sales ......................................................................   $   4,001,000    $  2,427,000

Cost of goods sold..............................................................       1,343,000         909,000
                                                                                   -------------    ------------

      Gross profit .............................................................       2,658,000       1,518,000
                                                                                   -------------    ------------

Selling, general and administrative expenses ...................................         841,000         698,000
Research and development........................................................          37,000          92,000
                                                                                   -------------    ------------

Income from operations .........................................................       1,780,000         728,000

Interest and other income.......................................................         209,000         122,000
                                                                                   -------------    ------------

Income before provision for income taxes .......................................       1,989,000         850,000

Provision for income taxes .....................................................         755,000         340,000
                                                                                   -------------    ------------

Net income .....................................................................   $   1,234,000    $    510,000
                                                                                   =============    ============

Earnings per share

    Basic ......................................................................   $         .18    $        .08
                                                                                   =============    ============

    Diluted.....................................................................   $         .17    $        .07
                                                                                   =============    ============

Weighted average number of common and
 common equivalent shares outstanding

    Basic  .....................................................................       6,830,636       6,787,975
                                                                                   =============    ============

    Diluted.....................................................................       7,322,457       7,162,358
                                                                                   =============    ============


               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS ENDED
                                                                                        JANUARY 31,
                                                                              -----------------------------
                                                                                  2000             1999
                                                                              -------------    ------------
                                                                                       (UNAUDITED)
Cash flows from operating activities:
    Net income ............................................................   $ 1,234,000    $   510,000
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization .....................................       180,000         69,000
        Changes in assets and liabilities
          Accounts receivable .............................................      (361,000)       (39,000)
          Inventories .....................................................        (9,000)        53,000
          Prepaid expenses and other assets ...............................       (76,000)      (148,000)
          Accounts payable ................................................        68,000        216,000
          Accrued expenses ................................................      (282,000)       150,000
          Income taxes payable ............................................       550,000        (53,000)
                                                                              -----------    -----------

                  Net cash provided by operating activities ...............     1,304,000        758,000
                                                                              -----------    -----------

Cash flows from investing activities:
    Construction in progress ..............................................       (84,000)      (455,000)
    Net sales of marketable securities ....................................       110,000        601,000
    Notes receivable ......................................................      (562,000)      (615,000)
    Capital expenditures ..................................................      (150,000)      (867,000)
                                                                              -----------    -----------

                  Net cash used in investing activities ...................      (686,000)    (1,336,000)
                                                                              -----------    -----------

Cash flows from financing activities:
    Net proceeds from issuance of common stock ............................        10,000           --
                                                                              -----------    -----------

                  Net cash provided by financing activities ...............        10,000           --
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents ......................       628,000       (578,000)

Cash and cash equivalents at beginning of period ..........................     1,443,000      2,119,000
                                                                              -----------    -----------

Cash and cash equivalents at end of period ................................   $ 2,071,000    $ 1,541,000
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:

    Income taxes paid .....................................................   $   205,000    $   393,000
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

                         NORTH AMERICAN SCIENTIFIC, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of January 31, 2000, and for the three months then ended is unaudited. In the opinion of the Company, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.

NOTE 2 - MARKETABLE SECURITIES

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of January 31, 2000.

NOTE 3 - INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:


                                       January 31,        October 31,
                                          2000               1999
                                     --------------    ---------------
      Raw materials                  $    419,000      $    285,000
      Work in process                      46,000           166,000
      Finished goods                       96,000           101,000
                                     --------------    ---------------

                                     $    561,000      $    552,000
                                     ==============    ===============

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

                                                                                      Three Months Ended
                                                                                           January 31,
                                                                                --------------------------------
                                                                                    2000                1999
                                                                                --------------     -------------
         Net income                                                             $    1,234,000     $     510,000
                                                                                ==============     =============

         Weighted average shares outstanding (basic)                                 6,830,636         6,787,975
         Dilutive effect of stock options and warrants                                 491,821           374,383
                                                                                --------------     -------------

         Diluted shares outstanding                                                  7,322,457         7,162,358
                                                                                ==============     =============

         Basic earnings per share                                               $          .18     $         .08
         Diluted earnings per share                                             $          .17     $         .07

NOTE 5 - CONTINGENCIES

On August 11, 1999, a demand for arbitration was filed by PracSys Corporation against the Company in Boston, Massachusetts. On February 6, 1998, the Company contracted with PracSys to build two linear particle accelerators intended to produce Pd103 isotopes to be incorporated in the Company's Pd103 brachytherapy seed products. PracSys did not complete the manufacturing of the machines, and the Company demanded that PracSys turn over the uncompleted machines. PracSys initiated an arbitration proceeding against the Company on the basis of claims of breach of contract, breach of fiduciary duty and unfair and deceptive trade practices. The Company has vigorously denied and is defending against PracSys' claims, and has also asserted counterclaims against PracSys for breach of contract and fraud and misrepresentation in connection with PracSys' failure to complete the machines. A hearing in the arbitration commenced on January 24, 2000 and is currently in process.

                         NORTH AMERICAN SCIENTIFIC, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain matters discussed in this quarterly report on Form 10-Q are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to any risks detailed herein or detailed from time to time in the Company's filings with the SEC, including those factors identified under "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

NET SALES. Net sales increased $1,574,000, or 65%, to $4,001,000 for the three months ended January 31, 2000 from $2,427,000 for the three months ended January 31, 1999. The increase in net sales was due to the increase in revenues generated from the Company's brachytherapy product lines. Sales of the non-therapeutic lines remained consistent between periods.

GROSS PROFIT. Gross profit increased $1,140,000 or 75% to $2,658,000 for the three months ended January 31, 2000 from $1,518,000 for the three months ended January 31, 1999. Gross profit as a percent of sales increased from 63% to 66% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the brachytherapy product lines in the first quarter of fiscal 2000 which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $143,000, or 20%, to $841,000 for the three months ended January 31, 2000 from $698,000 for the three months ended January 31, 1999. SG&A as a percent of net sales decreased to 21% for the three months ended January 31, 2000 from 29% for the same period in 1999. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1999 to support the growth of the Company, and (ii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the first quarter of 2000 with such expenditures totaling $37,000 during this period compared to $92,000 in the corresponding 1999 period. Such expenditures may increase in future periods.

INTEREST AND OTHER INCOME. Interest and other income increased $87,000 to $209,000 for the three months ended January 31, 2000 from $122,000 for the three months ended January 31, 1999 primarily due to a change in the composition of the Company's investment portfolio.

NET INCOME. Net income increased $724,000 to $1,234,000 for the three months ended January 31, 2000 from $510,000 for the three months ended January 31, 1999. The increase is a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, the Company had cash and investments in marketable securities aggregating approximately $10.2 million and working capital of $11.8 million. For the three months ended January 31, 2000, net cash provided by operating activities was approximately $1.3 million. Net cash used in investing activities for capital expenditures, convertible notes and construction in progress totaled approximately $0.8 million during the three months ended January 31, 2000. The increase in notes receivable resulted from the Company's secured loans to Theseus Imaging Corp. (On October 21, 1999, the Company entered into a definitive agreement to acquire Theseus.) Construction in progress includes payments to PracSys Corp. of approximately $2.7 million for two linear accelerators purchased pursuant to a purchase agreement dated February 6, 1998. The manufacture of the accelerators has not been completed and disputes currently exist between the parties with respect thereto. These disputes have been submitted to arbitration which commenced on January 24, 2000 and is currently in process. The Company is currently investigating what the costs will be to complete the accelerators and anticipates that such costs will be material.

The Company receives cash from the exercise of stock options. During the three months ended January 31, 2000, cash received from the exercise of stock options totaled approximately $10,000. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

The Company is authorized to purchase up to $1.5 million of the Company's common stock on the open market. No such shares have been repurchased as of January 31, 2000.

The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company invests its excess cash in securities with varying maturities to meet projected cash needs.

To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development and strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private equity financings and from cash generated by operations. The Company does not currently have long-term debt or a line of credit or similar arrangement with a bank. Management anticipates that its existing cash resources will be sufficient to fund its planned expansion over the next twelve months, although additional funding may be required to fund the acquisition and/or development of complementary businesses, technologies or products.

YEAR 2000 COMPLIANCE.

As of February 24, 2000, the Company has not, nor to its knowledge have any of the Company's material vendors, customers and other persons with whom it has material business relationships, experienced any material Year 2000 complications. However, there can be no assurance that the Company and any of those other persons will not experience some complications resulting from Year 2000 problems in the future.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended January 31, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.

PART II - OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

ITEM 1.       LEGAL PROCEEDINGS

The Company is engaged in arbitration proceedings. For a discussion of these matters, please see Note 5 to the Condensed Notes to the Consolidated Financial Statements.

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



                                                 NORTH AMERICAN SCIENTIFIC, INC.




February 24, 2000          By:    /s/ L. Michael Cutrer
                                  --------------------------------------------
                                  Name:    L. Michael Cutrer
                                  Title:   President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



February 24, 2000          By:    /s/ Alan I. Edrick
                                  --------------------------------------------
                                  Name:    Alan I. Edrick
                                  Title:   Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)