Form 10-Q
period 2000-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2000-05-31
CIK 949876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

                         Commission File Number 0-26670

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 /X/ Yes / / No



     The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of May 25, 2000 was 6,904,736 shares.


================================================================================

                         NORTH AMERICAN SCIENTIFIC, INC.

                                      INDEX


                                                                                      Page
                                                                                      ----


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of April 30, 2000 and October 31, 1999 ..........    3

     Consolidated Statements of Income for the three months and six months
        ended April 30, 2000 and 1999 ...............................................    4

     Consolidated Statements of Cash Flows for the six months
       ended April 30, 2000 and 1999 ................................................    5

     Condensed Notes to Consolidated Financial Statements ...........................    6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS .......................................................    8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................   11



                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS ...........................................................   11

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................   11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits .......................................................................   11

     Reports on Form 8-K ............................................................   11

                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     April 30,   October 31,
                                                                                       2000         1999
                                                                                   ------------  ------------
                                                                                   (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents ...................................................   $  2,336,000  $  1,443,000
   Marketable securities .......................................................      8,105,000     8,219,000
Accounts receivable, net .......................................................      2,150,000     1,983,000
   Inventories .................................................................        749,000       552,000
   Prepaid expenses and other current assets ...................................        717,000       365,000
                                                                                   ------------  ------------

     Total current assets ......................................................     14,057,000    12,562,000

Notes receivable ...............................................................      5,354,000     4,162,000
Equipment and leasehold improvements, net ......................................      3,705,000     3,743,000
Construction in progress .......................................................      3,043,000     2,826,000
Deposits and other assets ......................................................        895,000       545,000
                                                                                   ------------  ------------

     Total assets ..............................................................   $ 27,054,000  $ 23,838,000
                                                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ............................................................   $    959,000  $    568,000
   Accrued expenses ............................................................        608,000       627,000
   Income taxes payable ........................................................             --       163,000
                                                                                   ------------  ------------

     Total current liabilities .................................................      1,567,000     1,358,000
                                                                                   ------------  ------------

Deferred income taxes ..........................................................        114,000       114,000
                                                                                   ------------  ------------

     Total liabilities .........................................................      1,681,000     1,472,000
                                                                                   ------------  ------------


Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued ..........................................................             --            --
   Common stock, $.01 par value, 40,000,000 shares authorized; 6,896,937 and 6,787,975 shares issued and outstanding as of April 30, 2000 and
     October 31, 1999, respectively ............................................         69,000        68,000
   Additional paid-in capital ..................................................     18,546,000    18,172,000
   Retained earnings ...........................................................      6,758,000     4,126,000
                                                                                   ------------  ------------

     Total stockholders' equity ................................................     25,373,000    22,366,000
                                                                                   ------------  ------------

     Total liabilities and stockholders' equity ................................   $ 27,054,000  $ 23,838,000
                                                                                   ============  ============


               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                           Three Months Ended          Six Months Ended
                                                                April 30,                   April 30,
                                                     ---------------------------   ---------------------------
                                                         2000           1999           2000           1999
                                                     ---------------------------   ---------------------------
                                                             (Unaudited)                   (Unaudited)
Net sales ........................................   $  4,440,000   $  3,007,000   $  8,441,000   $  5,434,000

Cost of goods sold ...............................      1,475,000      1,095,000      2,818,000      2,004,000
                                                     ------------   ------------   ------------   ------------

     Gross profit ................................      2,965,000      1,912,000      5,623,000      3,430,000
                                                     ------------   ------------   ------------   ------------

Selling, general and administrative expenses .....        864,000        765,000      1,698,000      1,463,000
Research and development .........................         95,000        112,000        138,000        204,000
                                                     ------------   ------------   ------------   ------------

Income from operations ...........................      2,006,000      1,035,000      3,787,000      1,763,000

Interest and other income ........................        221,000        129,000        430,000        251,000
                                                     ------------   ------------   ------------   ------------

Income before provision for income taxes .........      2,227,000      1,164,000      4,217,000      2,014,000

Provision for income taxes .......................        830,000        447,000      1,585,000        787,000
                                                     ------------   ------------   ------------   ------------

Net income .......................................   $  1,397,000   $    717,000   $  2,632,000   $  1,227,000
                                                     ============   ============   ============   ============

Earnings per share:

   Basic .........................................   $        .20   $        .11   $        .38   $        .18
                                                     ============   ============   ============   ============

   Diluted .......................................   $        .19   $        .10   $        .36   $        .17
                                                     ============   ============   ============   ============

Shares used in per share calculations:

   Basic .........................................      6,879,220      6,794,806      6,854,661      6,791,351
                                                     ============   ============   ============   ============

   Diluted .......................................      7,507,214      7,140,065      7,407,092      7,156,634
                                                     ============   ============   ============   ============


               See notes to the consolidated financial statements

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended
                                                                              April 30,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
                                                                            (Unaudited)
Cash flows from operating activities:
    Net income ..................................................   $  2,632,000    $  1,227,000
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ...........................        363,000         159,000
        Changes in assets and liabilities
          Accounts receivable ...................................       (167,000)        (23,000)
          Inventories ...........................................       (197,000)         73,000
          Prepaid expenses and other assets .....................       (713,000)       (168,000)
          Accounts payable ......................................        391,000          85,000
          Accrued expenses ......................................        (19,000)        155,000
          Income taxes payable ..................................       (162,000)        188,000
                                                                    ------------    ------------

                  Net cash provided by operating activities .....      2,128,000       1,696,000
                                                                    ------------    ------------

Cash flows from investing activities:
    Construction in progress ....................................       (217,000)       (455,000)
    Net sales of marketable securities ..........................        114,000       1,001,000
    Notes receivable, net .......................................     (1,192,000)     (1,210,000)
    Capital expenditures ........................................       (314,000)     (1,710,000)
                                                                    ------------    ------------

                  Net cash used in investing activities .........     (1,609,000)     (2,374,000)
                                                                    ------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock ..................        374,000          15,000
                                                                    ------------    ------------

                  Net cash provided by financing activities .....        374,000          15,000
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents ............        893,000        (663,000)

Cash and cash equivalents at beginning of period ................      1,443,000       2,119,000
                                                                    ------------    ------------

Cash and cash equivalents at end of period ......................   $  2,336,000    $  1,456,000
                                                                    ============    ============

Supplemental disclosure of cash flow information:

    Income taxes paid ...........................................   $  1,800,000    $    598,000
                                                                    ============    ============


               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of April 30, 2000, and for the three months and six months then ended is unaudited and has been prepared by the Company in accordance with the instructions to Form 10-Q. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.


NOTE 2 - MARKETABLE SECURITIES

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of April 30, 2000.

NOTE 3 - INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:


                                                April 30,        October 31,
                                                  2000              1999
                                                  ----              ----

      Raw materials                           $    530,000      $    285,000
      Work in process                               70,000           166,000
      Finished goods                               149,000           101,000
                                              ------------      ------------

                                              $    749,000      $    552,000
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


                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      APRIL 30,                 APRIL 30,
                                                               -----------------------   ------------------------
                                                                 2000          1999         2000         1999
                                                              -----------  -----------  -----------  -----------
                                                                     (Unaudited)               (Unaudited)

Net income                                                     $1,397,000   $  717,000   $2,632,000   $1,227,000
                                                               ==========   ==========   ==========   ==========

Weighted average shares outstanding (basic)                     6,879,220    6,794,806    6,854,661    6,791,351

Dilutive effect of stock options and warrants                     627,994      345,259      552,431      365,283
                                                              -----------  -----------  -----------  -----------

Diluted shares outstanding                                      7,507,214    7,140,065    7,407,092    7,156,634
                                                              ===========   ==========   ==========   ==========

Basic earnings per share                                       $      .20   $      .11   $      .38   $      .18
                                                              ===========   ==========   ==========   ==========

Diluted earnings per share                                     $      .19   $      .10   $      .36   $      .17
                                                              ===========   ==========   ==========   ==========


NOTE 5 - CONTINGENCIES

On August 11, 1999, a demand for arbitration was filed by PracSys Corporation against the Company in Boston, Massachusetts. On February 6, 1998, the Company contracted with PracSys to build two linear particle accelerators intended to produce Pd-103 isotope to be incorporated in the Company's Pd-103 brachytherapy seed products. PracSys did not complete the manufacturing of the accelerators, and the Company demanded that PracSys turn over the uncompleted accelerators. PracSys initiated an arbitration proceeding against the Company on the basis of claims of breach of contract, breach of fiduciary duty and unfair and deceptive trade practices. The Company has vigorously denied and is defending against PracSys' claims, and has also asserted counterclaims against PracSys for breach of contract and fraud and misrepresentation in connection with PracSys' failure to complete the accelerators. Arbitration began on January 24, 2000 and a final ruling by the arbitrator is expected by June 2000. An unfavorable outcome of the arbitration could have a significant adverse impact on the financial condition of the Company.

                         NORTH AMERICAN SCIENTIFIC, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto and the audited consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K. Certain matters discussed in this quarterly report on Form 10-Q are forward looking as that term is defined by:
(i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and
(ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in the Company's filings with the SEC, including those factors identified under "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. The Company undertakes no obligation to update publicly any forward-looking statements.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

NET SALES. Net sales increased $1,433,000, or 48%, to $4,440,000 for the three months ended April 30, 2000 from $3,007,000 for the three months ended April 30, 1999. The increase in net sales was due to the increase in revenues generated from the Company's brachytherapy product lines. Sales of the non-therapeutic lines remained consistent between periods.

GROSS PROFIT. Gross profit increased $1,053,000 or 55% to $2,965,000 for the three months ended April 30, 2000 from $1,912,000 for the three months ended April 30, 1999. Gross profit as a percent of sales increased from 64% to 67% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the brachytherapy product lines in the second quarter of fiscal 2000, which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $99,000, or 13%, to $864,000 for the three months ended April 30, 2000 from $765,000 for the three months ended April 30, 1999. SG&A as a percent of net sales decreased to 19% for the three months ended April 30, 1999 from 25% for the same period in 1999. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1999 and has continued to do so into fiscal 2000 to support the growth of the Company, and (ii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company. We expect that general and administrative expenses will continue to increase in absolute dollars.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the second quarter of 2000 with such expenditures totaling $95,000 during this period compared to $112,000 in the corresponding 1999 period. Such expenditures may increase in future periods.

INTEREST AND OTHER INCOME. Interest and other income increased $92,000 to $221,000 for the three months ended April 30, 2000 from $129,000 for the three months ended April 30, 1999 primarily due to a change in the composition of the Company's investment portfolio.

NET INCOME. Net income increased $680,000 to $1,397,000 for the three months ended April 30, 2000 from $717,000 for the three months ended April 30, 1999. The increase is a result of the factors described above.

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

NET SALES. Net sales increased $3,007,000, or 55%, to $8,441,000 for the six months ended April 30, 2000 from $5,434,000 for the six months ended April 30, 1999. The increase in net sales was due to the increase in revenues generated from the Company's brachytherapy product lines. Sales of the non-therapeutic lines remained consistent between periods.

GROSS PROFIT. Gross profit increased $2,193,000 or 64% to $5,623,000 for the six months ended April 30, 2000 from $3,430,000 for the six months ended April 30, 1999. Gross profit as a percent of sales increased from 63% to 67% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the Company's brachytherapy product lines in the first six months of fiscal 2000, which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $235,000, or 16%, to $1,698,000 for the six months ended April 30, 2000 from $1,463,000 for the six months ended April 30, 1999. SG&A as a percent of net sales decreased to 20% for the six months ended April 30, 2000 from 27% for the same period in 1998. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1999 and has continued to do so into fiscal 2000 to support the growth of the Company and (ii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company. We expect that general and administrative expenses will continue to increase in absolute dollars.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the first half of 2000 with such expenditures totaling $138,000 during this period compared to $204,000 in the corresponding 1999 period. Such expenditures may increase in future periods.

INTEREST AND OTHER INCOME. Interest and other income increased $179,000 to $430,000 for the six months ended April 30, 2000 from $251,000 for the six months ended April 30, 1999 primarily due to a change in the composition of the Company's investment portfolio.

NET INCOME. Net income increased $1,405,000 to $2,632,000 for the six months ended April 30, 2000 from $1,227,000 for the six months ended April 30, 1999. The increase is a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, the Company had cash and investments in marketable securities aggregating approximately $10.4 million and working capital of $12.5 million. For the six months ended April 30, 2000, net cash provided by operating activities was approximately $2.1 million. Net cash used in investing activities for capital expenditures, convertible notes and construction in progress totaled approximately $1.7 million during the six months ended April 30, 2000. On October 21, 1999, the Company entered into a definitive agreement to acquire Theseus Imaging Corporation ("Theseus"). The increase in notes receivable resulted from an additional $1.7 million in secured loans to Theseus which was partially offset by the repayment of the $500,000 principal balance of the convertible note receivable from RadioMed Corporation ("Radiomed"). The remaining accrued interest due from RadioMed was converted into 20,000 shares of Series A Preferred Stock of RadioMed. Construction in progress includes payments to PracSys Corp. of approximately $2.7 million for two linear accelerators purchased pursuant to a purchase agreement dated February 6, 1998. The manufacture of the accelerators has not been completed and disputes currently exist between the parties with respect thereto. These disputes have been submitted to arbitration (see Note 5 to Condensed Notes to the Consolidated Financial Statements). The Company is currently investigating what the costs will be to complete the accelerators and anticipates that such costs will be material.

The Company receives cash from the exercise of stock options. During the six months ended April 30, 2000, cash received from the exercise of stock options totaled approximately $374,000. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

The Company is authorized to purchase up to $1.5 million of the Company's common stock on the open market. No such shares have been repurchased as of April 30, 2000.

The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company invests its excess cash in securities with varying maturities to meet projected cash needs.

To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development, capital expenditures and strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private equity financings and from cash generated by operations. The Company does not currently have long-term debt or a line of credit or similar arrangements with a bank. Management anticipates that its existing cash resources will be sufficient to fund its planned expansion over the next twelve months, although additional funding may be required to fund the acquisition and/or development of complementary businesses, technologies or products. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuances.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company will be required to adopt SAB 101 for fiscal 2000. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this change in accounting principle to have a material effect on the Company's financial position and results of operation.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not expect this change in accounting principle to have a material effect on the Company's financial position and results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended April 30, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 24, 2000, the Company held its 2000 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2000 Annual Meeting of Stockholders: Irwin J. Gruverman, L. Michael Cutrer, Dr. Allan M. Green, Larry Berkin and Michael C. Lee. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:


        NOMINEE                   FOR            WITHHELD          ABSTAINED

        Gruverman              6,376,237           2,595               0
        Cutrer                 6,376,237           2,595               0
        Green                  6,376,237           2,595               0
        Berkin                 6,376,237           2,595               0
        Lee                    6,376,237           2,595               0


The stockholders also voted to approve the Company's 2000 Employee Stock Purchase Plan. A total of 6,336,237 shares were cast for the adoption of the proposal, 31,892 shares were cast against this proposal, and 10,804 shares abstained.

The stockholders also voted to approve the ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending October 31, 2000. A total of 6,336,211 shares were cast for the adoption of the proposal, 29,869 shares were cast against this proposal, and 12,752 shares abstained.


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



                         NORTH AMERICAN SCIENTIFIC, INC.




May 31, 2000         By:     /s/ L. MICHAEL CUTRER
                             --------------------------------------------------
                             Name:  L. Michael Cutrer
                             Title: President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



May 31, 2000         By:     /s/ ALAN I. EDRICK
                             --------------------------------------------------
                             Name:  Alan I. Edrick
                                    Title:   Chief Financial Officer
                                    (Principal Financial and Accounting Officer)