Form 10-Q
period 2000-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2000-08-31
CIK 949876

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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

                                                                  [X] Yes [ ] No



     The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of August 29, 2000 was 6,924,227 shares.
-------------------------------------------------------------------------------

                         NORTH AMERICAN SCIENTIFIC, INC.

                                     INDEX


                                                                                                           PAGE
                                                                                                           ----
                         PART I - FINANCIAL INFORMATION



ITEM 1.       FINANCIAL STATEMENTS
     Consolidated Balance Sheets as of July 31, 2000 and October 31, 1999.................................    3

     Consolidated Statements of Income for the three months and nine months
        ended July 31, 2000 and 1999 .....................................................................    4

     Consolidated Statements of Cash Flows for the nine months
       ended July 31, 2000 and 1999 ......................................................................    5

     Condensed Notes to Consolidated Financial Statements ................................................    6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ......................................................................    8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................   11


                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS...........................................................................   11

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits ............................................................................................   11

     Reports on Form 8-K .................................................................................   11


                         NORTH AMERICAN SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                       JULY 31,        OCTOBER 31,
                                                                                        2000             1999
                                                                                     ------------   ------------
                                                                                     (Unaudited)

ASSETS

Current assets
   Cash and cash equivalents .....................................................   $  3,353,000   $  1,443,000
   Marketable securities .........................................................      8,142,000      8,219,000
   Accounts receivable, net ......................................................      1,212,000      1,983,000
   Inventories ...................................................................        827,000        552,000
   Prepaid expenses and other current assets......................................        959,000        365,000
                                                                                     ------------   ------------

     Total current assets ........................................................     14,493,000     12,562,000

Notes receivable..................................................................      6,189,000      4,162,000
Equipment and leasehold improvements, net ........................................      3,600,000      3,743,000
Construction in progress .........................................................      3,687,000      2,826,000
Deposits and other assets ........................................................        568,000        545,000
                                                                                     ------------   ------------

     Total assets ................................................................   $ 28,537,000   $ 23,838,000
                                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................................................   $    899,000   $    568,000
   Accrued expenses ..............................................................        562,000        627,000
   Income taxes payable ..........................................................              -        163,000
                                                                                     ------------   ------------

     Total current liabilities ...................................................      1,461,000      1,358,000
                                                                                     ------------   ------------

Deferred income taxes.............................................................        114,000        114,000
                                                                                     ------------   ------------

     Total liabilities ...........................................................      1,575,000      1,472,000
                                                                                     ------------   ------------


Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued.............................................................              -              -
   Common stock, $.01 par value, 40,000,000 shares authorized; 6,920,477 and 6,828,887 shares issued and outstanding as of July 31, 2000 and
     October 31, 1999, respectively...............................................         69,000         68,000
   Additional paid-in capital ....................................................     18,655,000     18,172,000
   Retained earnings .............................................................      8,238,000      4,126,000
                                                                                     ------------   ------------

     Total stockholders' equity ..................................................     26,962,000     22,366,000
                                                                                     ------------   ------------

     Total liabilities and stockholders' equity ..................................   $ 28,537,000   $ 23,838,000
                                                                                     ============   ============



               See notes to the consolidated financial statements.

                         NORTH AMERICAN SCIENTIFIC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              ------------------------  ------------------------
                                                                      JULY 31,                  JULY 31,
                                                              ------------------------  ------------------------
                                                                 2000          1999         2000         1999
                                                              -----------  -----------  -----------  -----------
                                                                     (UNAUDITED)               (UNAUDITED)

Net sales................................................... $  4,450,000 $  3,444,000 $  12,891,000 $   8,878,000

Cost of goods sold..........................................    1,478,000    1,257,000     4,296,000     3,261,000
                                                             ------------ ------------  ------------ -------------

     Gross profit ..........................................    2,972,000    2,187,000     8,595,000     5,617,000
                                                             ------------ ------------  ------------ -------------

Selling, general and administrative expenses ...............      885,000      773,000     2,583,000     2,236,000
Research and development....................................      126,000       36,000       264,000       240,000
                                                             ------------ ------------  ------------ -------------

Income from operations .....................................    1,961,000    1,378,000     5,748,000     3,141,000

Interest and other income...................................      403,000      178,000       833,000       429,000
                                                             ------------ ------------  ------------ -------------

Income before provision for income taxes ...................    2,364,000    1,556,000     6,581,000     3,570,000

Provision for income taxes .................................      884,000      575,000     2,469,000     1,362,000
                                                             ------------ ------------  ------------ -------------

Net income ................................................. $  1,480,000 $    981,000  $  4,112,000 $   2,208,000
                                                             ============ ============  ============ =============

Earnings per share:

   Basic ................................................... $        .21 $        .14  $        .60 $         .32
                                                             ============ ============  ============ =============

   Diluted.................................................. $        .20 $        .14  $        .55  $        .31
                                                             ============ ============  ============ =============

Shares used in per share calculations:

   Basic  ..................................................    6,884,806    6,804,137     6,872,402     6,795,660
                                                             ============ ============  ============ =============

   Diluted .................................................    7,527,990    7,247,996     7,467,303     7,183,188
                                                             ============ ============  ============ =============



               See notes to the consolidated financial statements

                         NORTH AMERICAN SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          NINE MONTHS ENDED
                                                                                              JULY 31,
                                                                                        2000              1999
                                                                                   -------------    ------------
                                                                                             (UNAUDITED)
Cash flows from operating activities:
    Net income  ................................................................   $   4,112,000    $  2,208,000
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ..........................................         543,000         262,000
        Gain on sale of other assets ...........................................        (119,000)              -
        Changes in assets and liabilities
          Accounts receivable ..................................................         771,000        (605,000)
          Inventories ..........................................................        (275,000)         89,000
          Prepaid expenses and other assets ....................................        (681,000)       (260,000)
          Accounts payable .....................................................         331,000         443,000
          Accrued expenses .....................................................         (65,000)        114,000
          Income taxes payable .................................................        (163,000)        542,000
                                                                                   --------------   ------------

                  Net cash provided by operating activities ....................       4,454,000       2,793,000
                                                                                   -------------    ------------

Cash flows from investing activities:
    Net sales of marketable securities .........................................          77,000       1,701,000
    Proceeds from sale of other assets .........................................         169,000               -
    Notes receivable, net.......................................................      (2,027,000)     (2,135,000)
    Construction in progress....................................................        (861,000)       (465,000)
    Capital expenditures .......................................................        (386,000)     (2,437,000)
                                                                                   --------------   ------------

                  Net cash used in investing activities ........................      (3,028,000)     (3,336,000)
                                                                                   -------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock..................................         484,000          15,000
                                                                                   -------------    ------------

                  Net cash provided by financing activities ....................         484,000          15,000
                                                                                   -------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................       1,910,000        (528,000)

Cash and cash equivalents at beginning of period ...............................       1,443,000       2,119,000
                                                                                   -------------    ------------

Cash and cash equivalents at end of period .....................................   $   3,353,000    $  1,591,000
                                                                                   =============    ============

Supplemental disclosure of cash flow information:

    Income taxes paid...........................................................   $   2,600,000    $    821,000
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

                         NORTH AMERICAN SCIENTIFIC, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information as of July 31, 2000, and for the three months and nine months then ended is unaudited and has been prepared by the Company in accordance with the instructions to Form 10-Q. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.


NOTE 2 - MARKETABLE SECURITIES

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of July 31, 2000.

NOTE 3 - INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:


                                               July 31,        October 31,
                                                 2000             1999
                                            ------------      ------------

      Raw materials                         $    604,000      $    285,000
      Work in process                             65,000           166,000
      Finished goods                             158,000           101,000
                                            ------------      ------------
                                            $    827,000      $    552,000
                                            ============      ============

NOTE 4 - CONVERTIBLE NOTES RECEIVABLE

As of October 31, 1999, the Company had a $500,000 secured subordinated convertible note (the "Note") from RadioMed Corporation ("RadioMed"). The Note bore interest at 10% per annum and had an original maturity date of October 7, 2007. The Note was convertible at the Company's election at any time prior to the maturity date into Series A Preferred Stock of RadioMed at a price of $500 per share, subject to adjustment.

On December 4, 1999, the Company and RadioMed signed a settlement letter which provided for, among other matters, the repayment of the principal amount of the Note on or prior to March 31, 2000, and payment of the accrued interest on the
Note in the form of 20,000 shares of RadioMed Series A Convertible Preferred Stock, $0.01 par value. Each of these provisions was satisfied in accordance with the settlement letter in the second quarter of fiscal year 2000.

On October 21, 1999 the Company signed a definitive agreement to acquire Theseus Imaging Corporation, a developmental stage company, in a stock for stock exchange. Under the terms of the Agreement, Theseus stockholders will receive up to 200,000 shares of newly issued NASI common stock and certain royalty rights in exchange for 100% of Theseus' common stock. The acquisition of Theseus is contingent upon final due diligence, receipt of a financial fairness opinion from a qualified independent third party and initial clinical results. The Company has also agreed to provide financing to Theseus up until the acquisition date. This financing is in the form of convertible notes bearing interest at the prime rate plus 1%. These notes are convertible into common stock of Theseus at the Company's option. These notes are due and payable or must be converted no later than November 30, 2000. The notes are secured by a first priority interest in Theseus' right, title and interest in the collateral as defined in the Security Agreement, which consists primarily of certain licensing agreements. As of July 31, 2000 the Company had convertible notes from Theseus totaling $5,989,000. In August 2000, the Company advanced Theseus an additional $875,000. In the event NASI does not pursue the acquisition, it is not obligated to convert the notes.

The Company has a $200,000 secured convertible note from a manufacturing company. The convertible note matured on June 19, 2000. The note may be converted at any time at the Company's election into equity securities of the manufacturing company. The Company is currently evaluating its conversion option. The note is secured by certain licenses and intellectual property rights.

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


                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      JULY 31,                  JULY 31,
                                                              ------------------------  ------------------------
                                                                 2000          1999         2000         1999
                                                              -----------  -----------  -----------  -----------
                                                                     (UNAUDITED)               (UNAUDITED)

Net income                                                    $ 1,480,000  $   981,000  $ 4,112,000  $ 2,208,000
                                                              ===========  ===========  ===========  ===========

Weighted average shares outstanding (basic)                     6,884,806    6,804,137    6,872,402    6,795,660

Dilutive effect of stock options and warrants                     643,184      443,859      594,901      387,528
                                                              -----------  -----------  -----------  -----------

Diluted shares outstanding                                      7,527,990    7,247,996    7,467,303    7,183,188
                                                              ===========  ===========  ===========  ===========

Basic earnings per share                                      $       .21  $       .14  $       .60  $       .32
                                                              ===========  ===========  ===========  ===========

Diluted earnings per share                                    $       .20  $       .14  $       .55  $       .31
                                                              ===========  ===========  ===========  ===========


Stock options to purchase 135,000 common shares for the three months ended July 31, 2000 and 169,096 shares for the nine months ended July 31, 2000 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

NET SALES. Net sales increased $1,006,000, or 29%, to $4,450,000 for the three months ended July 31, 2000 from $3,444,000 for the three months ended July 31, 1999. The increase in net sales was due to the increase in revenues generated from the Company's brachytherapy product lines. Sales of the non-therapeutic lines remained consistent between periods.

GROSS PROFIT. Gross profit increased $785,000 or 36% to $2,972,000 for the three months ended July 31, 2000 from $2,187,000 for the three months ended July 31, 1999. Gross profit as a percent of sales increased from 64% to 67% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the brachytherapy product lines in the third quarter of fiscal 2000, which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $112,000, or 14%, to $885,000 for the three months ended July 31, 2000 from $773,000 for the three months ended July 31, 1999. SG&A as a percent of net sales decreased to 20% for the three months ended July 31, 2000 from 22% for the same period in 1999. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1999 and has continued to do so into fiscal 2000 to support the growth of the Company, and (ii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company. The Company expects that general and administrative expenses will continue to increase in absolute dollars.

RESEARCH AND DEVELOPMENT. Research and development efforts continued into the third quarter of 2000 with such expenditures totaling $126,000 during this period compared to $36,000 in the corresponding 1999 period.

INTEREST AND OTHER INCOME. Interest and other income increased $225,000 to $403,000 for the three months ended July 31, 2000 from $178,000 for the three months ended July 31, 1999 due to the following: (i) the Company realized a pre-tax gain of $119,000 related to the disposition of 7,680 shares of series A preferred stock in RadioMed, a privately held company, and (ii) a change in the composition of the Company's investment portfolio.

NET INCOME. Net income increased $499,000 to $1,480,000 for the three months ended July 31, 2000 from $981,000 for the three months ended July 31, 1999. The increase is a result of the factors described above.

NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

NET SALES. Net sales increased $4,013,000, or 45%, to $12,891,000 for the nine months ended July 31, 2000 from $8,878,000 for the nine months ended July 31, 1999. The increase in net sales was due to the increase in revenues generated from the Company's brachytherapy product lines. Sales of the non-therapeutic lines remained consistent between periods.

GROSS PROFIT. Gross profit increased $2,978,000 or 53% to $8,595,000 for the nine months ended July 31, 2000 from $5,617,000 for the nine months ended July 31, 1999. Gross profit as a percent of sales increased from 63% to 67% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the Company's brachytherapy product lines in the first nine months of fiscal 2000, which yield greater gross margins than the Company's non-therapeutic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $347,000, or 16%, to $2,583,000 for the nine months ended July 31, 2000 from $2,236,000 for the nine months ended July 31, 1999. SG&A as a percent of net sales decreased to 20% for the nine months ended July 31, 2000 from 25% for the same period in 1999. SG&A expenses increased primarily due to the following: (i) the Company added a significant number of administrative personnel throughout fiscal 1999 and has continued to do so into fiscal 2000 to support the growth of the Company and (ii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company. The Company expects that general and administrative expenses will continue to increase in absolute dollars.

RESEARCH AND DEVELOPMENT. Research and development efforts continued through the first nine months of 2000 with such expenditures totaling $264,000 during this period compared to $240,000 in the corresponding 1999 period.

INTEREST AND OTHER INCOME. Interest and other income increased $404,000 to $833,000 for the nine months ended July 31, 2000 from $429,000 for the nine months ended July 31, 1999 due to the following: (i) the Company realized a pre-tax gain of $119,000 related to the disposition of 7,680 shares of series A preferred stock in RadioMed, a privately held company, and (ii) a change in the composition of the Company's investment portfolio.

NET INCOME. Net income increased $1,904,000 to $4,112,000 for the nine months ended July 31, 2000 from $2,208,000 for the nine months ended July 31, 1999. The increase is a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company had cash and investments in marketable securities aggregating approximately $11.5 million and working capital of $13.0 million. For the nine months ended July 31, 2000, net cash provided by operating activities was approximately $4.5 million. Net cash used in investing activities for capital expenditures, convertible notes and construction in progress totaled approximately $3.3 million during the nine months ended July 31, 2000. On October 21, 1999, the Company entered into a definitive agreement to acquire Theseus Imaging Corporation ("Theseus"). The increase in notes receivable resulted from an additional $2.5 million in secured loans to Theseus which was partially offset by the repayment of the $500,000 principal balance of the convertible note receivable from RadioMed Corporation. Although the acquisition of Theseus has not been completed, the Company anticipates ongoing clinical trial costs associated with Theseus to be material to the Company's financial position. Construction in progress includes payments related to the two linear accelerators purchased pursuant to a purchase agreement dated February 6, 1998. The manufacture of the accelerators has not been completed. The Company is currently investigating what the costs will be to complete the accelerators and anticipates that such costs will be material.

The Company receives cash from the exercise of stock options. During the nine months ended July 31, 2000, cash received from the exercise of stock options totaled approximately $484,000. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

The Company is authorized to purchase up to $1.5 million of the Company's common stock on the open market. No such shares have been repurchased as of July 31, 2000.

The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company invests its excess cash in securities with varying maturities to meet projected cash needs.

To date, the Company's short term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development, capital expenditures and strategic investments in related businesses. The Company has satisfied these needs primarily through a combination of private equity financings and from cash generated by operations. The Company does not currently have long-term debt or a line of credit or similar arrangements with a bank. Management anticipates that its existing cash resources will be sufficient to fund its planned activities over the next twelve months, although additional funding may be required to fund the acquisition and/or development of complementary businesses, technologies or products including the acquisition of Theseus and completion of the clinical trials of its Apomate(TM) product. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuances.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company will be required to adopt SAB 101 in fiscal 2001. The Company does not expect this change in accounting pronouncement to have a material effect on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not expect this change in accounting pronouncement to have a material effect on the Company's financial position or results of operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended July 31, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.

PART II - OTHER INFORMATION

The Company was not required to report any information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

ITEM 1.      LEGAL PROCEEDINGS

On February 6, 1998, the Company contracted with PracSys Corporation ("PracSys") to build two linear particle accelerators intended to produce Pd-103 isotopes to be incorporated in the Company's Pd-103 brachytherapy seed products. PracSys did not complete the manufacturing of the accelerators, and the Company demanded that PracSys turn over the uncompleted accelerators. On August 11, 1999 PracSys initiated an arbitration proceeding against the Company claiming breach of contract, breach of fiduciary duty and unfair and deceptive trade practices. The Company denied PracSys' claims, and asserted counterclaims against PracSys for breach of contract and fraud and misrepresentation in connection with PracSys' failure to complete the accelerators. On June 2, 2000, the arbitrator denied all damage claims by either party in their entirety. Additionally, the arbitrator denied PracSys' claims attempting to cancel the Company's ownership interest in PracSys and certain other exclusivity and option rights granted to the Company. Although no liability was found against the Company, the arbitrator did direct the Company to pay certain of PracSys' legal and administrative expenses related to the arbitration.

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



                          NORTH AMERICAN SCIENTIFIC, INC.




August 31, 2000      By:  /s/ L. Michael Cutrer
                          ----------------------------------------------
                          Name:    L. Michael Cutrer
                          Title:   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



August 31, 2000      By:  /s/ Alan I. Edrick
                          ----------------------------------------------
                          Name:    Alan I. Edrick
                          Title:   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)