Form 10-K405
period 2000-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2001-01-29
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2000	Commission File Number: 0-26670

NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of Registrant as specified in its charter)

Delaware	51-0366422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20200 Sunburst Street,
Chatsworth, CA	91311
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (818) 734-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of January 26, 2001, was approximately $137,403,002 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date).

    On January 26, 2001, approximately 10,084,624 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on or about April 6, 2001, are incorporated by reference into Part III.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K

Item 1.  BUSINESS

INTRODUCTION

    We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

    In 1996, we began to focus our research and product development activities primarily on high value, high growth medical products which are useful in the diagnosis, management and treatment of diseases such as cancer and heart disease. This initiative resulted in the development of our first two therapeutic products, iodine-based and palladium-based implantable brachytherapy seeds for the treatment of prostate cancer. These products are marketed under the trademarks IoGold™ and PdGold™, respectively, by Mentor Corporation, our distributor for these products. Since the commercial introduction of IoGold™ in January 1998, our brachytherapy business has grown substantially. We believe that we are the third largest manufacturer in the world of brachytherapy seeds for the treatment of prostate cancer.

    In addition to our internal development activities, we actively evaluate products and technologies for in-licensing or acquisition. On October 13, 2000, we acquired Theseus Imaging Corporation ("Theseus"), a developer of proprietary radiopharmaceuticals to enhance the medical management of heart attack, organ transplantation and cancer. Theseus' primary product candidate is Apomate™, an in vivo nuclear medicine imaging agent that targets cells undergoing apoptosis or necrosis, two forms of cell death. We intend for Apomate™ to provide information that will allow clinicians to make better therapeutic decisions for individual patients by monitoring the patient's response to treatment or disease with increased sensitivity and speed.

    Apomate™ is in Phase II trials for two indications: assessing the location and extent of heart attack damage and detecting heart transplant rejection. We have completed Phase I trials for use of Apomate™ in determining early response to chemotherapy. We believe that if Apomate™ is approved for the detection of heart transplant rejection, it would represent the only non-invasive diagnostic procedure that can assess the adequacy of immunosuppression medication in this population. Apomate™ is also being studied for its potential to demonstrate the location and extent of irreversibly damaged heart tissue in heart attack patients and its ability to rapidly assess early response to chemotherapy in cancer patients with lymphoma, non-small cell lung cancer and breast cancer.

BRACHYTHERAPY SEEDS FOR PROSTATE CANCER

    Prostate Cancer.  The prostate gland, found only in men, is a small walnut-sized gland surrounding the urethra, located under the bladder and in front of the rectum. According to the American Cancer Society, prostate cancer is considered a slow growing cancer relative to other types of cancer. Symptoms of prostate cancer are often not noticed until the cancer has progressed past early stages of the disease. A digital rectal examination during a routine physical examination is the most commonly used test for identifying prostate cancer. Additionally, a blood test to detect a prostate specific antigen, or PSA, has rapidly become an accepted means of detecting early-stage prostate cancer. The PSA test, which is recommended for men over the age of 50, determines the amount of prostate specific antigen contained in an examinee's blood. Elevated levels of PSA are indicative of inflammation or cancerous cells in the prostate. The emergence of PSA blood testing has greatly improved physicians' ability to diagnose and treat early stage prostate cancer.

    Prostate cancer is the second most prevalent form of cancer in men in the United States and is the second most common cause of cancer death in men of all ages. The American Cancer Society estimates that in 2000 more than 180,000 new cases of prostate cancer will be diagnosed in the United States and approximately 32,000 deaths will be attributable to the disease. The cost of medical treatment in the United States for patients with prostate cancer is approximately $5 billion annually.

    There are several therapies available for the treatment of prostate cancer.

BRACHYTHERAPY

    Overview.  Brachytherapy is a minimally invasive medical procedure in which sealed radioactive sources are temporarily or permanently implanted into cancerous tissue, delivering a therapeutically prescribed dose of radiation that is lethal to the cancerous tissue. In the seeding procedure, 60 to 120 rice-sized, low-dose radioactive seeds, containing either Palladium-103 or Iodine-125, are permanently implanted, usually by a radiation oncologist or urologist, into the prostate to irradiate and destroy cancerous prostatic tissue. Insertion of the seeds is performed under ultrasound guidance that allows the physicians to view the prostate to ensure proper seed implantation. A template, or grid, covers the perineum and is attached to the ultrasound probe to facilitate correct needle placement. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in the treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. When all seeds have been inserted, an x-ray or CT image is viewed to verify seed placement.

    Brachytherapy patients are typically treated on an outpatient basis, as the entire procedure typically takes less than two hours and the patient generally is permitted to go home the same day. Most patients are able to return to their normal activities within two or three days following the procedure.

    The use of brachytherapy to treat prostate cancer has grown significantly over the past several years due to its advantages over other therapies, including radical prostatectomy, or RP, and external beam radiation therapy, or EBRT. Brachytherapy is the newest of the three primary techniques for the treatment of prostate cancer. Only recently has ten-year survival data become available which demonstrates the comparability of brachytherapy treatment with surgery. We believe that the increasing use of this technique reflects the growing acceptance in the medical community and among patients of this recently available comparative data.

    Brachytherapy usually results in lower incidences of impotence and incontinence compared to other therapies, and faster recovery times than RP. Moreover, studies show that the disease free survival rates ten-years after brachytherapy treatment are comparable to RP. Brachytherapy is most effective for localized tumors treated in the early stages of the disease. Therefore, we believe that the growing use of PSA tests will help detect prostate cancer at an earlier stage and enhance the attractiveness of brachytherapy as a treatment alternative.

    Our Brachytherapy Products.  We believe that we are the only manufacturer of both iodine and palladium based brachytherapy seeds, the two most commonly used seeds for the treatment of prostate cancer. These two products differ in the time each takes to decay, and, consequently in the rate and intensity at which the radiation dose is delivered. Because physicians may prefer either iodine or palladium seeds, we believe that it is advantageous to offer both in order to address the entire market. Both types of seeds are marketed under the trademarks IoGold™ and PdGold™ by Mentor through its approximately 35-person urology sales force. Although our products are primarily marketed in the United States, Mentor is also selling our products in foreign countries. We received a CE mark in December 2000 which enables Mentor to market and sell our brachytherapy seeds in Europe.

  •
  IoGold™. In January 1998, we launched our first FDA-approved brachytherapy source, an Iodine-125 based seed, used primarily for the treatment of prostate cancer. Each seed consists of a laser welded biocompatible titanium capsule approximately the size of a grain of rice, containing Iodine-125 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. The iodine in IoGold™ has a half life of 59 days therefore, it has a less intensive but longer energy dose than the Palladium-103 seed.

  •
  PdGold™. In April 1999, we introduced our second FDA-approved brachytherapy source, a Palladium-103 based seed, also used primarily for the treatment of prostate cancer. Each palladium seed consists of a similar laser welded biocompatible titanium capsule containing Palladium-103 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. The palladium in PdGold™ has a half life of 17 days therefore, it has a more intensive but shorter energy dose than the Iodine-125 seed.

Other Treatment Modalities

    Radical Prostatectomy.  Currently the most common treatment option, radical prostatectomy, or RP, is an invasive surgical procedure in which the entire prostate gland is removed. RP is performed under general anesthesia and typically includes a hospital stay of several days for patient observation and recovery.

    This procedure is often associated with high rates of impotence, incontinence and operative morbidity. For instance, a study published in the Journal of the American Medical Association in January 2000 reported that approximately 60% of men who had received RP reported erectile dysfunction as a result of surgery. The same report found that approximately 40% of the patients studied reported at least occasional incontinence. New bilateral nerve-sparing techniques are currently being used more frequently in order to address these side effects, but these techniques require a high degree of surgical skill. RP is typically more expensive than other common treatment modalities.

    External Beam Radiation Therapy.  External beam radiation therapy, or EBRT, one of the first minimally invasive alternatives to RP, allows patients to receive treatment on an outpatient basis at a significantly lower cost than RP. EBRT involves directing a beam of radiation from outside the body at the prostate gland to destroy cancerous tissue. The course of treatment takes anywhere from seven to eight weeks for the tumor to receive the total dose of radiation prescribed to kill the tumor.

    Studies have shown, however, that the ten-year disease free survival rates with treatment through EBRT are not comparable to the disease free survival rates of RP or brachytherapy. In addition, because the radiation beam travels through the body, affecting healthy and cancerous tissue alike, other side effects are associated with EBRT. For instance, rectal wall damage caused by the radiation beam is a noted negative side effect. Recent data suggests that between 30% and 40% of the patients who undergo EBRT suffer problems with erectile dysfunction after treatment.

    While EBRT directs one single large beam at the prostate, a new technique, known as Intensity Modulated Radiation Therapy, or IMRT, is designed to spare healthy tissue by directing many very small beams to the cancerous tissue, all with varying levels of intensity. IMRT has not yet gained widespread use and does not yet have long-term clinical data supporting better efficacy rates or lower incidences of side effects.

    Other Treatments.  Cryosurgery, a procedure in which tissue is frozen to destroy tumors, is another treatment option for prostate cancer. Currently, this procedure is not widely used, although promising treatment outcomes have been reported. Without temperature sensing probes that direct precisely where the tumor has formed, tissue freezing may be non-selective. Consequently, diseased and healthy tissue may be destroyed at the same rate. Cryosurgery typically requires a one to two day hospital stay and is associated with higher rates of impotence than brachytherapy.

    Other treatments include hormone therapy and chemotherapy, which may be used to reduce the size of cancerous tumors. However, these treatments are not intended to ultimately cure a patient of prostate cancer. Instead, such treatment choices are made by physicians in an attempt to extend patients' lives if the cancer has reached an advanced stage or as ancillary treatment methods used in conjunction with other treatment mechanisms. Common side effects of hormone therapy are impotence, decrease libido and development of breasts, and common side effects of chemotherapy are nausea, hair loss and fatigue.

    "Watchful waiting," while not a treatment, is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as upon the age and life expectancy of the patient. Physicians who choose watchful waiting are frequently seeking to avoid the negative side effects associated with RP or other treatment modalities. Through careful monitoring of PSA levels and close examination for advancing symptoms of prostate cancer, physicians are able to choose more active treatments at a later date.

Mentor Relationship

    We have an exclusive worldwide distribution agreement with Mentor to market and sell IoGold™ and PdGold™ brachytherapy seeds for the treatment of prostate cancer. We originally entered into a five-year agreement with Mentor, effective January 1998, covering IoGold™ brachytherapy seeds. Subsequently, in February 1999, we amended the agreement to establish provisions providing for Mentor's exclusive worldwide marketing and distribution rights with regard to PdGold™ seeds. The term of the agreement for both IoGold™ and PdGold™ seeds expires in 2003, subject to a one-time option held by Mentor to extend the exclusive agreement for an additional three years. Under the agreement Mentor is responsible for all sales and marketing activities, including the education and support of urologists, radiation oncologists, medical physicists and other personnel involved in the use of brachytherapy seeds. The agreement also provides us the right to terminate Mentor's exclusivity with respect to any product for which Mentor fails to achieve target market share requirements in certain designated geographic areas, subject to certain curing provisions whereby Mentor can maintain exclusivity. Mentor may terminate the agreement if we terminate Mentor's exclusive marketing and distribution rights, or if we commit a material breach and fail to cure. Furthermore, Mentor is entitled to stop marketing PdGold™ if its gross margin on the product falls below a certain threshold set forth in the contract. We do not believe that Mentor has cause to terminate the agreement, nor do we believe that Mentor's gross margin on the product is below the minimum expressed in the agreement.

    Mentor did not meet its 1999 performance target with respect to sales of PdGold™ and we also believe that it is unlikely that Mentor met its 2000 target. However, Mentor's shortfall for PdGold™ has been decreasing over the life of the contract, and we believe that Mentor is making efforts to meet the target market share described in the contract with respect to PdGold™. If at any time we become dissatisfied with Mentor's efforts to remedy any contractual shortfall, or if the shortfall worsens or does not improve, we may elect to terminate Mentor's right of exclusivity subject to certain curing provisions set forth in our contact with Mentor.

    This alliance with Mentor has provided us with the ability to leverage Mentor's sales and marketing capability as an established leader in urology while allowing us to focus on our plans for diversification into other areas. Mentor currently distributes IoGold™ and PdGold™ through its approximately 35-person urology sales force which targets urologists, radiation oncologists and medical physicists for the brachytherapy line.

RADIATION CALIBRATION AND REFERENCE SOURCE PRODUCTS

    Radioactivity is a natural physical property. Each radioisotope radiates energy characteristic to that specific isotope. Radiation detection instruments monitor the emitted radiation from a given sample (i.e., soil, air, water, etc.) to identify and quantify the radioisotopes present in that sample. In order to determine a particular instrument's efficiency, an accurately measured and contained amount of a radioactive isotope is required to serve as a calibration reference standard. Each type of sample being monitored by an instrument typically requires a radiation source standard of identical form and geometry to the sample.

    Our principal products in this category are radiation sources and standards, which are used in a variety of areas for calibration, measurement, analysis and control.

Standards for Nuclear Medicine

    Nuclear medicine is practiced at over 5,000 U.S. hospitals. Consistent performance of imaging and calibration instrumentation is crucial to successful diagnostic and patient management and cannot be maintained without extensive calibration programs. We supply many of the required types of calibration standards.

Standards for Calibration and Reference

    We manufacture both catalog and customized products for commercial laboratories serving the environmental sector. Calibration standards are critical for accurate environmental analysis of unknown samples collected in the field. Moreover, our products have a variety of industrial uses, ranging from measuring the thickness of materials and gauging fluid levels to electronics stabilization and calibration.

    We make standards available to various organizations, including certain government agency contractors and laboratories. These standards are often designed to meet special requirements, customized configurations or special processing services.

    Our commercial customers include federal and state governmental agencies, leading medical equipment manufacturers, nuclear utilities and private organizations. In addition, our radiation sources are sold through a select group of representatives and distributors in North America, Europe and the Far East. We support our products through a full product catalog, advertising, telemarketing and trade shows, and engage in direct selling to end users and also sell to equipment manufacturers for inclusion in their product lines.

    Radioisotopes are purchased from government or commercial facilities around the world or are manufactured by irradiation of target materials at commercially available sites. We also often process and purify these isotopes in our laboratories. Once purified, we further process, contain and calibrate these materials.

THESEUS ACQUISITION

    On October 13, 2000, we acquired Theseus by means of a merger, and Theseus now operates as our wholly-owned subsidiary.

    Theseus' stockholders and option holders received a total of 345,665 shares of, or options to purchase for nominal consideration, our common stock in exchange for 100% of Theseus' outstanding common stock and options. In connection with the Theseus acquisition, we recorded a one-time charge for in-process research and development of $11.4 million.

Apomate™

    Nuclear medicine imaging involves injecting a radioisotope into the patient's body, detecting the signal emitted by the radioisotope with a gamma camera and then creating an image of the target area, usually through the use of a computer. A radioisotope, such as Technetium Tc-99m, is sometimes coupled with a carrier molecule that binds on a selective basis with targeted tissues. Nuclear medicine imaging is unique in that it documents organ function and structure, in contrast to diagnostic radiology, which is based upon anatomy. Nuclear medicine imaging procedures often identify abnormalities very early in the progression of a disease, long before some medical problems are detected using other diagnostic tests. The Society of Nuclear Medicine estimates that 10 to 12 million nuclear medicine imaging examinations or therapeutic procedures are performed in the United States each year.

    Apomate™ is a kit consisting of multiple components for the preparation of Technetium Tc-99m labeled Annexin-V, a human protein produced by recombinant techniques. It is administered intravenously and is intended for the in vivo imaging of apoptosis and necrosis, using standard nuclear medicine imaging procedures.

    Apoptosis was once of interest only in a few specialized fields of biology, but is now recognized as a central feature of heart attack, organ transplant rejection and cancer treatment. During apoptosis, several physiologic stimuli may trigger a cellular set of processes that result in an orderly self-destruction and disposal of the cell without breaking open the cell membrane. This process can be induced by disease, such as in transplant rejection or heart attack, or can be purposely induced as the result of certain forms of cancer therapy, including chemotherapy and radiotherapy. Unlike apoptosis, necrosis is a disorganized nonphysiologic process characterized by physical disruption of the cell membrane. Necrosis can be caused by mechanical, thermal, electrical or noxious chemical injury and by profound hypoxia (a deficiency in the amount of oxygen reaching body tissues), ischemia (a decrease in the blood supply to a bodily organ, tissue, or part caused by constriction or obstruction of the blood vessels), or respiratory poisons. In a normal healthy cell, membrane integrity is maintained by a series of controlled biochemical processes. Initial stages of apoptosis and necrosis show the maintenance of the cell membrane in apoptosis and the breakdown of cell membrane integrity in necrosis.

    During apoptosis the inactivation of a particular enzyme, translocase, allows a molecule known as phosphatidylserine, or PS, which is normally only found on the inside of the membrane to migrate to the outer surface of the cell membrane. As soon as PS is expressed on the surface of the cell it becomes accessible as a binding target site for Apomate™.

    Cells dying from necrosis have membrane disruption typically with cell swelling. Although PS does not migrate to the outer surface of the cell membrane during necrosis, the loss of membrane integrity allows Apomate™ to bind to PS on the inner leaflet of the cell membrane.

    Once Apomate™ binds to PS, standard nuclear medicine imaging techniques are used to produce an image of cell death associated with either apoptosis or necrosis. Apomate™ is currently in clinical trials for imaging apoptosis and necrosis to determine the location and extent of damage in heart attack, to image heart transplant rejection and to assess early response to cancer treatment. We believe that Apomate™ will allow clinicians to make better therapeutic decisions for individual patients by monitoring the patient's condition or response to treatment with greater sensitivity and speed.

Heart Attack and Coronary Artery Disease

    Coronary artery disease, or CAD, is one of the most common medical problems, affecting approximately 25% of all Americans. CAD is characterized by the buildup of cholesterol-laden deposits called plaque in the interior of blood vessels supplying blood to the heart. The heart requires a constant supply of oxygen-rich blood to function normally. As plaque in the coronary arteries increases in size, it can reduce blood flow to a region of the heart causing pain, known as angina. If the cholesterol deposits in the coronary arteries totally block the flow of blood, part of the heart muscle can infarct, or die. Infarctions are more commonly known as a heart attack. While ECG, and clinical laboratory tests for damage to the heart muscle have been enormously helpful, there is still much ambiguity in distinguishing a new infarction from old heart damage in patients with known coronary artery disease. ECG changes may be due to pre-existing damage and enzymes may not be sensitive enough to make a definitive diagnosis. Also, it is sometimes difficult to distinguish cardiac causes of chest pain or shortness of breath from gastrointestinal or musculoskeletal problems.

    Apomate™ imaging in patients with known heart attacks has shown positive images with definite areas of increased uptake of the imaging agent in the areas of the heart known to have had a blockage of blood flow. When a blockage occurs in a coronary blood vessel, a region of the heart normally supplied with blood by this vessel is injured and may die. Recent studies have shown that muscle cells in the heart can begin dying within 15 minutes of oxygen deprivation and may also be injured in the first few minutes after the return of blood flow in patients whose clots are dissolved by drugs or who undergo emergency angioplasty. Apomate™'s ability to localize in areas of apoptosis and necrosis suggest that this imaging procedure may be useful in demonstrating the total volume of irreversibly damaged heart muscle. The Apomate™ studies should allow a definitive diagnosis of the location and extent of the heart damage to be made.

    Moreover, we believe that Apomate™ may distinguish previously damaged heart tissue from freshly injured tissue in patients with known cardiovascular disease. Current regional perfusion imaging agents such as Thallium Tl-201™ and Cardiolite™ cannot always distinguish past heart tissue damage from fresh injury.

    There are approximately five million hospital or emergency room admissions annually in the United States for the purpose of ruling out a heart attack. ECG and clinical laboratory studies are definitive in diagnosing approximately 1.5 million heart attack cases. We believe that Apomate™ imaging of these patients following intervention will provide valuable information as to the extent of damaged tissue. The remaining 3.5 million patients are not definitively diagnosed with a heart attack but, nevertheless, are often required to stay overnight in the hospital for observation. We believe that Apomate™ imaging could be useful in making a definitive diagnosis of or ruling out heart attack or ischemic heart damage due to temporary reduction of blood flow to the heart in these patients if nuclear imaging becomes a routine procedure in the emergency room. Consequently, we believe the use of Apomate™ may reduce hospital costs by permitting some patients to be discharged earlier.

    Clinical Trials. A preliminary peer-reviewed publication demonstrating the localization of Technetium Tc-99m-labeled Annexin V in patients with heart attacks was published in the Lancet, a leading British medical journal. In this study, which used an experimental laboratory preparation similar to Apomate™, six of seven patients with heart attacks had images demonstrating areas of heart uptake consistent with known heart tissue damage. Subsequently, these researchers using Apomate™ in seven additional patients with heart attacks have shown localization of Apomate™ in ECG-indicated areas of heart tissue damage in each case.

    Based on those positive results, we filed an IND application with the FDA to conduct multi-center clinical trials of Apomate™ imaging as an adjunct in the diagnosis of heart attack. These trials began in November 2000. We expect to study 50 to 100 patients with known heart attacks in Phase II trials which will compare Apomate™ imaging to standard enzyme and ECG tests as well as to Thallium Tl-201 imaging. We expect these trials to be carried out at five to ten U.S. centers specializing in the management of heart disease. We expect Phase II trials for heart attack to be concluded in the middle of calendar 2001; we expect Phase III trials to begin in the third quarter of 2001, end in the first calendar quarter of 2002 and enroll 200 to 300 subjects.

Heart Transplant Rejection

    A serious concern following a heart transplant is rejection of the donor heart. The body's immune system is designed to protect the body from infection. Without medical intervention, the immune system recognizes the transplanted organ as a foreign body and attempts to destroy it through a process known as rejection. If no medication is given to a transplant recipient, the host white blood cells attack the donor heart, thereby causing apoptotic cell death in the transplanted organ. To prevent rejection of the new heart, patients receive medication that suppresses the body's immune system. Physicians must carefully administer the dose of immunosuppressive drugs, such as cyclosporin, to allow the immune system to fight infection and still protect the new heart from being rejected. Patients must take these immunosuppressant drugs for the rest of their lives.

    Transplant patients are monitored for signs of rejection by repeated heart catheterization during which a small piece of heart tissue is biopsied and examined in the laboratory under a microscope for signs of rejection, a procedure known as histopathological examination. This biopsy procedure is invasive and can be painful, involving advancement of a catheter through a vein to the heart and the "snipping off" of a piece of tissue for microscopic examination. Based on the results of the biopsy, a physician may adjust the prescribed level of immunosuppressive drugs.

    In initial human trials, Apomate™ has been found to concentrate in areas of cell death, thus providing an early warning of this rejection.

    There are approximately 2,300 heart transplants performed annually in the United States. Each heart transplant recipient may undergo up to 15 biopsy procedures in the first year after the transplant in order to assess the adequacy of immunosuppression medication required to prevent rejection of the new heart. After the first year, biopsies are typically performed one to four times annually.

    Clinical Trials.  In patients experiencing heart transplant rejection, the cells of the new heart are dying as a result of the apoptotic process. Preclinical results have demonstrated the ability of Apomate™ to bind to dying heart cells in rejecting heart transplant recipients. Nuclear medicine images obtained using standard instrumentation available in U.S. hospitals clearly demonstrated localization of Apomate™ in patients with biopsy-confirmed transplant rejection in Phase I clinical trials. This demonstrates the potential for non-invasive nuclear medicine imaging of early signs of rejection. Thus, Apomate™ is anticipated to provide equivalent information to a biopsy through a non-invasive imaging procedure. We believe that the ability to replace an invasive surgical procedure with a non-invasive imaging procedure at a lower cost represents a significant market opportunity.

    In June 2000, we presented peer-reviewed data to the Society of Nuclear Medicine from our Phase I trial of Apomate™ in heart transplant rejection which was conducted in 27 patients who were undergoing routine surveillance heart biopsies, the standard diagnostic test for post-transplant patients. Based on these results, we initiated expanded Phase II clinical trials in August 2000.

    As of October 31, 2000, 49 patients had received Apomate™ for the evaluation of heart transplant rejection. Seven patients showed rejection when biopsied and Apomate™ imaging was positive in six of those patients. The other 42 subjects did not show transplant rejection when biopsied. Importantly, the results of the Apomate™ study were negative in these patients, indicating that Apomate™ may be an effective non-invasive alternative to biopsy. We prepared an extensive summary of safety data related to this application which supports the safety of Apomate™ and submitted it to the FDA. The FDA has approved a "readministration" protocol allowing all previous subjects to continue to be imaged in future trials and all future study subjects to receive multiple doses of Apomate™ to follow the adequacy of their immunosuppressive medication on an ongoing basis. We have also been granted Orphan Drug status for this indication by the FDA.

    Clinical trials are currently continuing or in the planning phase in ten of the leading U.S. heart transplant centers to optimize Apomate™ imaging and to correlate imaging results with biopsy findings. We expect Phase II trials for heart transplant rejection to be completed by the end of the second quarter of 2001. We expect Phase III trials to begin by the third calendar quarter of 2001, to end by the end of the first quarter of 2002 and enroll about 200 subjects.

Cancer Treatment

    Many cancer treatments including, radiotherapy, chemotherapy or immunotherapy, are intended to kill tumor cells. Apomate™ has been shown in early clinical trials to image in vivo tumors responding to treatment by binding to apoptosis-specific membrane markers that appear as soon as one to two hours after effective treatment.

    Normally, it takes weeks or months of repeated dosing with cancer drugs until response to treatment is evaluated by observation of tumor size changes. This long evaluation period can be particularly troublesome because, for example, although approximately 25% to 40% of breast cancer patients with recurrent disease respond to the first-line treatment, the side effects of the drug are felt in nearly 100% of the treated population. Consequently, an imaging agent with the ability to quickly measure patient response to cancer therapy should be in great demand. This would allow for rapid identification of ineffective treatments thereby avoiding negative side effects in circumstances where the patient receives no benefit.

    We believe that Apomate™, as a prognostic tool for cancer, provides several potential benefits to patients, physicians and pharmaceutical and biotechnology companies by:

  •
  enabling evaluation of individual patient responses to cancer drugs, as soon as a few hours after administration of an effective agent

  •
  reducing unnecessary treatment costs

  •
  saving critical time by avoiding ineffective treatments

  •
  improving clinical outcomes

  •
  more efficiently stratifying cancer patients in clinical trials into responders and nonresponders to therapeutic regimens

  •
  providing pharmaceutical and biotechnology companies with more timely information to enable them to shorten the time to develop new therapeutic agents.

    According to the National Cancer Institute, approximately 1.2 million individuals in the United States are diagnosed with cancer each year, of which approximately 400,000 will undergo chemotherapy. Many additional patients with recurrent disease enter chemotherapy programs each year. We believe that Apomate™ imaging will dramatically enhance the choice of particular therapies, since no diagnostic tool in use today gives clinicians such rapid, direct and detailed evidence as to whether a particular treatment is effective.

    Another potential market for Apomate™ is in human clinical trials for new cancer drugs and cancer treatment regimens under development. Because the evaluation endpoint of tumor stabilization or shrinkage may take many weeks or months to evaluate, the patients are typically given their maximum tolerated dose for the period of time required to see physical evidence of tumor shrinkage. We believe that Apomate™ may shorten this period significantly, and thus reduce development time for new therapeutic agents.

    Clinical Trials.  As of October 31, 2000, we completed Phase I clinical trials for this indication, in which we conducted 69 Apomate™ imaging studies in 35 cancer patients. Subjects in this trial with positive uptake of Apomate™ post-treatment showed clinically meaningful responses to treatment. In the subjects with lung cancer in this initial trial, those who did not show Apomate™ uptake post-treatment, suggesting no tumor cell death, showed no clinical response to treatment. Thus, Apomate™ appeared to predict clinical response to treatment in non-small cell lung cancer when administered 24 hours after the first course of cancer treatment. Some of the breast cancer patients who did not show increased Apomate™ uptake 24 hours after their first chemotherapy dose did show a partial response to treatment; further studies are planned to optimize use of the agent in that population.

    In addition, Phase I studies in some lymphoma patients have shown significant increases in Apomate™ shortly after treatment. We believe that Apomate™ uptake post-treatment in this population may be useful as a prognostic sign of good treatment response. Conversely, lack of post-treatment Apomate™ uptake may indicate a poor prognosis and suggest the need for more aggressive intervention, such as bone marrow transplant in conjunction with high dose chemotherapy.

    We expect Phase II trials for lymphoma to begin in the first calendar quarter of 2001 and to continue through the third quarter of 2001. We expect Phase III trials for the use of Apomate™ to determine prognosis and response to treatment in lymphoma patients to begin in the fourth quarter of 2001, to end by the end of 2002 and enroll about 200 subjects.

Other Products

    By utilizing our expertise in the design, development and manufacturing of radioisotopic products, we have developed or jointly developed the following additional products.

Prospera

    Intraocular melanoma, or a tumor occurring inside the eye, is a relatively rare malignancy which accounts for approximately 1,500 new cases each year in the United States. The two most common means of treating this condition are brachytherapy or enucleation, or the removal of the eye.

    In April 2000, we introduced a line of high activity brachytherapy seeds under the trademark Prospera for use in the treatment of ocular melanoma and other solid tumor applications. Prospera is used with the ultimate goal of destroying the tumor while saving the eye. Prospera seeds are available in both Iodine-125 seeds and Palladium-103 seeds. We directly market Prospera to ophthalmologists and medical physicists. The number of cases presenting annually will limit Prospera sales for this application, but we view it as a natural extension of our brachytherapy business and as a service to the oncology community.

Coronary Restenosis Project

    In January 2000, we announced a collaboration with EndoSonics Corporation to develop a beta radiation catheter for treatment of coronary restenosis. EndoSonics was subsequently acquired by JoMed N.V., a European developer and manufacturer of cardiology products, in September 2000. On January 25, 2001, we were notified by JoMed N.V. that they have decided not to continue with the project.

Intellectual Property

    We believe that patents and other proprietary rights are vital to our business. It is our policy to seek appropriate patent protection both in the United States and abroad for our proprietary technology and to enter into license agreements with various companies to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents.

    We currently hold one U.S. patent relating to brachytherapy. In December 1999, we received a patent for a laser welded closure device which will expire in 2018. Additionally, we recently applied to extend our patent protection internationally with the European Patent Office. We also filed an application for patent protection in August 1997 on our radioactive brachytherapy source design. This application is still pending. No patent protection is afforded while the application is pending before the United States Patent Office, however, the application is maintained in secrecy so that trade secret status is maintained.

    Our Theseus subsidiary has exclusively licensed Apomate™ technology for in vivo imaging of cell death from certain entities that have pending patents with respect to this technology.

    The Apomate™ technology is licensed to Theseus under the following arrangements:

  •
  Theseus is a party to a license agreement with Stanford University dated April 1, 1998, and amended June 1, 1999, relating to the license of a patent application for techniques for imaging cell death in vivo. The agreement does not contain a predetermined termination date, but may be terminated by Theseus at any time upon 30 days written notice to Stanford. Stanford may terminate the Agreement if Theseus is in breach of the terms of the agreement, subject to a 30-day cure period following notice of the breach. Theseus has agreed to pay Stanford a royalty based upon the amount of licensed product sold. Additionally, Theseus has agreed to certain predetermined milestone payments over the life of the agreement which are not material in nature. Theseus' obligation to pay royalties continues until the latter of ten years, if no licensed patent issues, or for so long as Theseus by its activities would infringe a valid claim of an unexpired licensed patent of Stanford. In connection with this agreement Theseus previously granted capital stock to Stanford which converted into 1,008 shares of our common stock as a result of the Theseus merger. The U.S. government has reserved a non-exclusive license with respect to the patents covered by these agreements, although we do not believe these license rights will result in any commercially meaningful competition with our Apomate™ product.

  •
  Theseus entered into an agreement with the University of Washington on June 8, 1999, whereby Theseus has licensed technology relating to a patent application covering methods and composition for imaging cell death in vivo. The Agreement has no termination date, but may be terminated by Theseus upon 30 days written notice to Washington. Washington may terminate the agreement if Theseus is in breach of the terms of the agreement, subject to a 30-day cure period following notice of breach. Theseus has agreed to pay Washington a royalty based upon the amount of licensed product sold, and to make certain other milestone payments upon designated events over the life of the agreement which are not material in nature. Theseus' obligation to pay royalties continues until the latter of ten years, if no licensed patent issues, or for so long as Theseus by its activities would infringe a valid claim of an unexpired licensed patent of Washington. In connection with this agreement Theseus previously granted capital stock to Washington which converted into 2,121 shares of our common stock as a result of the Theseus merger. The U.S. government has reserved a non-exclusive license with respect to the patents covered by these agreements, although we do not believe these license rights will result in any commercially meaningful competition with our Apomate™ product.

  •
  Theseus is a party to a license agreement with NeoRx Corporation dated August 7, 1998, and amended August 7, 1999. Under this agreement, Theseus has an exclusive license of patent rights and technology relating to the chemical composition of the Annexin imaging agents, and a nonexclusive license of patent rights and technology relating to the attachment of radioactive elements to Annexin. This agreement runs until the last to occur of the expiration of any patents covered by the agreement or ten years after the first commercial sale to a third party of the licensed product following regulatory approval. Theseus has agreed to pay NeoRx certain royalties based upon the amount of licensed product sold, and such obligation continues in effect until the agreement terminates. The termination provisions of this agreement provide that if a default remains uncured for a period of 90 days (or 15 days in the case of a default relating to the payment of money), then the non-defaulting party has the right to terminate the agreement by written notice to the other party. Theseus previously made a $500,000 payment to NeoRx and has an additional obligation to pay NeoRx $2.5 million in August of 2001. Theseus is also obligated to make up to $4.0 million of additional milestone payments upon the occurrence of certain events. In connection with this agreement Theseus previously granted capital stock to NeoRx which converted into 17,500 shares of our common stock as a result of the Theseus merger.

    In addition, we have in-licensed additional technology governing composition of matter and use of Apomate™.

    In July 1997, we were granted a patent on a radioisotope-based device for site localization during biopsy procedures, which expires in 2014.

    We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to enter into confidentiality agreements with our employees, consultants and vendors, and we generally control access to our proprietary information.

Competition

    Our brachytherapy business is subject to intense competition. Our primary competitors in the brachytherapy seed business include Nycomed Amersham PLC, which manufactures and sells Iodine-125 brachytherapy seeds, and Theragenics Corporation, which manufacturers and sells Palladium-103 brachytherapy seeds directly and through marketing relationships with Prostate Services of America, Inc., Nycomed Amersham PLC, C.R. Bard, Inc., Imagyn Medical Technologies and Indigo Medical, Inc, a subsidiary of Johnson & Johnson. Several additional companies have begun to sell seeds and a number of others have announced their intention to market brachytherapy products.

    For the indications currently being evaluated in clinical trials for Apomate™, established methods of patient evaluation exist and must be considered "gold standards" of treatment. To our knowledge, no radiopharmaceutical product comparable to Apomate™ currently exists, nor, to our knowledge, is any substantially similar product currently in development. The competition which Apomate™ could potentially encounter will be physician acceptance and adoption of a new diagnostic and management tool designed to replace well-established procedures. It is also possible that Positron Emission Tomography, or PET, techniques could be used to study patient response to anti-tumor treatment or heart tissue damage. Radiopharmaceuticals, such as Thallium Tl-201 and DuPont Corporation's Cardiolite, are used to show abnormalities of blood flow to heart tissue. However, such agents do not directly image damage to heart tissue.

    The competition in the intravascular brachytherapy market is intense. Novoste Corporation, Guidant Corporation and Cordis, a division of Johnson & Johnson, are leaders in the field and we believe that at least one of our competitors will have a commercialized product to market well ahead of us. We also believe that other companies such as Boston Scientific, Radiance Medical Systems and U.S. Surgical are developing similar products. The delivery methods and the type of radiation vary among the different companies.

    The radiation reference source business is also subject to intense competition. Our competitors in this industry include AEA Technology PLC and Eckert & Ziegler AG. We believe that these companies have a dominant position in the market for radiation reference source products.

    We believe that we compete favorably in our targeted markets with these and our other competitors on the basis of price, diversity of product line, customer service, quality and delivery time.

    Many of the companies named above against whom we compete are substantially larger than us and have greater technical, sales, marketing and financial resources. Developments by any of these or other companies or advances by medical researchers at universities, government research facilities or private research laboratories could render our products obsolete. Therefore, additional companies with substantially greater financial resources than we have, as well as more extensive experience in research and development, the regulatory approval process and manufacturing and marketing, may develop seeding treatments and products that are similar to our brachytherapy products.

Government Regulation

    Our research and development activities and the manufacturing and marketing of our radioisotope products are subject to the laws, regulations, guidelines and regulatory clearances and approvals of governmental authorities in the United States and other countries in which our products will be marketed. Specifically, in the United States, the FDA regulates, among other things, new product clearances and approvals to establish the safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing. In the United States, in addition to FDA regulations, we are also subject to other federal laws, including, the Occupational Safety and Health Act and the Environmental Protection Act, and we are also subject to certain state laws.

U.S. Regulatory Process

    Approval of new medical devices and biological products is a lengthy procedure leading from development of a new product through preclinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There is a shorter FDA review and clearance process, the premarket notification process, or the 510(k) process, whereby a company can market certain medical devices that can be shown to be substantially equivalent to other legally marketed devices. We have been able to market some of our products through the 510(k) process.

    Regardless of how our product candidates are regulated, the Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications, disqualification from sponsoring, or conducting clinical investigations, prevent us from entering into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

    In October 1997, we received 510(k) clearance from the FDA to market IoGold™. In July 1998, we received 510(k) clearance from the FDA to market PdGold™.

    Clinical trials of Apomate™ are ongoing in the United States under three IND exemptions. Apomate™ is in Phase II clinical trials as a possible diagnostic adjunctive tool for imaging heart tissue damage, specifically to identify the location and extent of heart attack damage, as well as an adjunct in the diagnosis of a heart attack and in imaging heart transplant rejection. Apomate™ Phase I clinical trials for imaging response to chemotherapy, specifically in lymphoma, breast cancer with metastases, and in non-small cell lung cancer have been completed. We intend to file a biologic license application, or BLA, for these indications and have been granted Orphan Drug status for Apomate™ for imaging heart transplant rejection.

    We are required to be registered as a medical device manufacturer with the FDA. As such, we will be inspected on a routine basis by the FDA for compliance with the FDA's quality system regulations and current Good Manufacturing Practice regulations, among other things. These regulations require that we and any of our contract manufacturers design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) notice for any product modification. We may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

    The Medical Device Reporting regulation requires that we provide information to the FDA on deaths or serious injuries alleged to be associated with the use of its devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. Labeling and promotional activities are regulated by the FDA and, in some circumstances, by the Federal Trade Commission.

    For certain of our products under development which may be regulated as biologics, the FDA requires:

  •
  preclinical laboratory and animal testing

  •
  submission to the FDA of an IND application which must be effective prior to the initiation of human clinical studies

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use

  •
  submission to the FDA of a BLA

  •
  review and approval of the BLA as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product

    The FDA's IND and post-approval report regulations require that we provide information to the FDA on deaths or serious injuries alleged to be associated with the use of our products, as well as increases in the frequency or severity of the occurrence of adverse effects. Labeling and promotional activities are regulated by the FDA and, in some circumstances, by the Federal Trade Commission.

Foreign Regulatory Process

    In order to sell our products within the European community, we must comply with the European Commission's medical device directive. We received a CE mark on our brachytherapy products for prostate cancer in December 2000. The CE mark is recognized worldwide as an essential European regulatory approval and will enable us to expand our sales and distribution of the products throughout Europe. We have filed an IND exemption in Canada for Apomate™. It is being investigated as an imaging agent for early response to cancer chemotherapy. We have also filed a CTX application with the Medicines Control Agency in the United Kingdom for this product. It is being investigated as an imaging agent for early response to cancer chemotherapy and determination of heart attack damage.

Other Regulation

    In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies. For example, we operate under a license issued by the California Department of Health which is renewable every eight years. We received a renewal of our license for our North Hollywood facility in 1996 and were issued a license for our Chatsworth facility in March 1999. We are also subject to a routine inspection by the California Department of Health Services, for compliance with good manufacturing practice requirements and other applicable regulations. Violation or alleged violation of these regulations may result in government action ranging from warning letters to criminal prosecution. Companies who violate these regulations are also subject to large civil penalties. Moreover, our use, management and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

Manufacturing

    We manufacture all of our brachytherapy products at our North Hollywood, California and Chatsworth, California facilities. We manufacture our calibration and reference source products in our North Hollywood, California facility. The equipment used to manufacture our products is purchased from a variety of suppliers. Additionally, we have developed an in-house capability to both build and repair certain equipment used in the manufacturing of our products. We consider our manufacturing equipment to be in good condition.

    The principal component in our products are radioisotopes. Additionally we use a variety of materials for encapsulation or containment of the radioisotopes. Radioactive materials are available from a limited number of government and private suppliers. Encapsulation and containment materials are available from commercial suppliers in the United States and internationally.

    The components of the Apomate™ kit are manufactured by third parties under contract with Theseus. We believe current manufacturing arrangements will provide sufficient kits to allow completion of clinical trials and to satisfy demand for first year commercial distribution of the product. We conduct audits of our third party manufacturers to ensure they comply with the FDA's current Good Manufacturing Practice regulations.

RESEARCH AND DEVELOPMENT

    Research and development expenditures totaled $417,000 during the year ended October 31, 2000 compared to $287,000 for the year ended October 31, 1999. The increase was due primarily to development efforts associated with new product lines. In connection with the acquisition of Theseus, we expect to incur ongoing clinical trial and development costs related to Apomate™, totaling an estimated $20 million over the next two to three years.

EMPLOYEES

    As of October 31, 2000, we had a total of 51 full-time employees and 1 part-time employee. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

Risk Factors

Our recent acquisition of Theseus and the resulting changes to our core business involve considerable risk and may threaten our future profitability and viability.

    On October 13, 2000, we acquired Theseus, a developer of proprietary radiopharmaceutical products to enhance the medical management of various conditions, including heart attack, heart transplant rejection and cancer, pursuant to an amended and restated merger agreement dated September 22, 2000. Under the merger agreement, a newly formed, wholly-owned subsidiary was merged into Theseus, with the result that Theseus is now one of our wholly-owned subsidiaries.

    Through Theseus, we have acquired product candidates which we plan to develop and expand into a core focus of our future business. Such an expansion and shift in our business involves considerable risk. Our ability to integrate Theseus into our business and succeed in developing and marketing these new product candidates will be affected by the following factors:

  •
  The use of radiopharmaceuticals for imaging cell death is a new and unproven technology and may not receive acceptance among healthcare providers, payors or patients

  •
  Clinical trials with respect to these products may not be successful and we may not receive government approval in a timely manner or at all. If such approval can be obtained, we do not expect to receive FDA approval for Apomate™ in connection with detecting heart transplant rejection until 2002 at the earliest, and, thereafter, for assessing the location and extent of irreversibly damaged heart muscle and determining early response to cancer treatment

  •
  Any resulting products may not achieve market acceptance or compete successfully against existing or future diagnostic products intended for similar purposes

  •
  We expect future investment in development and commercialization of the Theseus products to have a significant negative impact on our earnings, including an estimated $20 million of expenses over the next two to three years for ongoing clinical trial and development costs related to Theseus' principal product candidate, Apomate™

Our ability to commercialize product candidates is subject to uncertainty related to clinical trials.

    Before obtaining regulatory approval for the commercial sale of Apomate™ or any other product candidates, we must demonstrate through preclinical studies and clinical trials that such product candidates are safe and efficacious for use in each indication. The results from preclinical testing and early clinical trials may not predict results that will be obtained in large-scale clinical trials, and there can be no assurance that our clinical trials will demonstrate the safety and effectiveness of any of our product candidates or will lead to marketable products. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. We, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. In addition, there can be no assurance that any of our product candidates will obtain FDA or other regulatory approval for any indication or that an approved product will be capable of being produced in commercial quantities at reasonable cost and successfully marketed.

    In particular, although we anticipate finalizing the composition of and suppliers for our Apomate™ kit within the first half of 2001, if we are delayed or unable to determine the final Apomate™ product candidate we intend to take to market within such time period, we may be unable to proceed on schedule with further clinical trials for any indications. In addition, the FDA has indicated that clinical trial data we present from an adequate and well-controlled study suitable for supporting a marketing application, often referred to as a pivotal study, for any indication may not be accepted if Apomate™'s composition changes significantly. As a result, any delay caused by implementing the final manufacturing process for the Apomate™ kit may delay the commercialization of Apomate™.

    In addition, the rate at which we complete clinical trials depends upon, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, program delays, or both.

    There can be no assurance that any of our clinical trials will be completed successfully within any specified time period, or at all. There also can be no assurance that the results from any of these clinical trials will warrant commencing further clinical trials or taking a product candidate to market.

If we fail to maintain existing marketing alliances or are unable to enter into new alliances when necessary, commercialization of certain of our products may be delayed or prevented.

    We do not have a dedicated sales and marketing force and currently do not have the ability to market and sell any of our products in commercial quantities without entering into marketing relationships with others. We have limited experience marketing and selling our brachytherapy products, which in fiscal 2000 accounted for approximately 81% of our revenue, and do not have experience marketing and selling those products in commercial quantities. On June 16, 1997, we entered into a five-year marketing and exclusive distribution agreement with Mentor, whereby Mentor agreed to market and distribute our Iodine-125 and Palladium-103 brachytherapy seeds for prostate cancer. As a result, sales of those products depend on the marketing efforts of Mentor. Through its sales force, Mentor markets the products to urologists, radiation oncologists and medical physicists and is involved in educating and training physicians in the procedures for using the products.

    Mentor did not meet its 1999 performance target with respect to sales of PdGold™ and we also believe that it is unlikely that Mentor met its 2000 target. However, Mentor's shortfall has been decreasing over the life of the contract, and we believe that Mentor is making efforts to meet the target market share described in the contract with respect to PdGold™. If at any time, we become dissatisfied with Mentor's efforts to remedy any contractual shortfall, or if the shortfall worsens or does not improve, we may elect to terminate Mentor's right of exclusivity subject to certain curing provisions set forth in our contract with Mentor. If Mentor's right of exclusivity is terminated, we may be unable to develop other distribution relationships or establish an internal sales and marketing force.

    If we terminate our relationship with Mentor because Mentor fails to meet its performance targets, we may be unable to market certain of our products under Mentor's proprietary trademarks.

    Additionally, we may rely on marketing alliances to commercialize other products we develop, including Apomate™ and other nuclear medicine products. As a result, we will need to develop third-party distribution relationships and/or create our own direct sales force in order to market our products in the future. We may not be successful in developing other distribution relationships when necessary and we may be unable to develop our own sales force because of the significant costs and dedication of resources involved.

If we fail to maintain our competitive position in key product areas, we may lose significant sources of revenue.

    Our brachytherapy business is subject to intense competition. Our primary competitors in the brachytherapy seed business include Nycomed Amersham PLC, which manufactures and sells Iodine-125 brachytherapy seeds, and Theragenics Corporation, which manufacturers and sells Palladium-103 brachytherapy seeds directly and through relationships with Prostate Services of America, Inc., Nycomed Amersham PLC, C.R. Bard, Inc., Imagyn Medical Technologies and Indigo Medical, Inc., a subsidiary of Johnson & Johnson. Several companies have begun to sell seeds and others have announced their intention to market brachytherapy products, which would result in increased competition. In addition, other products using alternative technologies may be developed which would compete with our brachytherapy products. For example, if treatment methods such as cryosurgery or hormone therapy gain acceptance among healthcare providers, patients and payors, or if new technologies such as gene modification emerge to become leading treatment standards as alternatives to traditional therapies, we may lose market share for our brachytherapy seeds or may find that our products are rendered non-competitive or obsolete by such market shifts and technological developments.

    Our radiation reference source business also is subject to intense competition. Our competitors in this industry include AEA Technology PLC and Eckert & Ziegler AG. We believe that these companies have a dominant position in the market for radiation reference source products.

    Currently, the leading imaging technologies include computer tomography, or CT, scanning and magnetic resonance imaging, or MRI, both of which image changes in the anatomy of organs and other tissue. Our Apomate™ product candidate images apoptosis and necrosis at the cellular level; however, there can be no assurance that alternative technologies will not be developed which have superior imaging capabilities to Apomate™ or which become more widely accepted as imaging standards.

    In addition, many of our competitors are substantially larger and have greater sales, marketing and financial resources than we do. Developments by any of these or other companies or advances by medical researchers at universities, government facilities or private laboratories could render our products obsolete. Moreover, companies with substantially greater financial resources than us, as well as more extensive experience in research and development, the regulatory approval process, manufacturing and marketing, may be in a better position than we are to seize market opportunities created by technological advances in our industry.

The innovative nature of Apomate™ and other products under development raises questions as to whether the market will accept such products.

    The success of our products will depend on our ability to foster and maintain favorable perceptions among patients, doctors, healthcare payors and medical researchers regarding the safety, efficacy and cost effectiveness of these products. This is particularly true with respect to Apomate™. Healthcare providers and payors may not accept gamma imaging of cell death through the use of Apomate™ as a viable alternative to traditional methods for assessing heart attack, heart transplant rejection, response to cancer treatment or the effects of other diseases involving cellular death. If our products do not receive acceptance among physicians, patients and healthcare payors in the United States or elsewhere, we may be unable to market and sell these products.

If we are unable to acquire sufficient supplies from key suppliers that in some cases may be the only source of raw materials, our ability to deliver our products to the market may be impeded.

    We depend upon a limited number of outside unaffiliated suppliers for our radioisotopes. Our principal suppliers are Nordion International, Inc. and certain companies in Russia. We also utilize other commercial isotope manufacturers located in the United States and overseas. To date, we have been able to obtain the required radioisotopes for our products without any significant delays or interruptions. Currently, we rely exclusively upon Nordion International for our supply of the Palladium-103 isotope; if Nordion International ceases to supply our needs, there may not be adequate alternative sources of supply.

If we are unable to adequately protect our technology or enforce our patents we may lose a significant advantage over our competitors.

    Our success depends in part on our ability to obtain and enforce patent protections for our products and operate without infringing on the proprietary rights of third parties. We hold rights to issued U.S. patents on a radioisotope-based device for site localization during breast biopsy procedures and a laser welded closure method for our brachytherapy seeds. The patents expire in 2014 and 2018, respectively. We have also filed for patent protection on our radioactive brachytherapy seed design. Our Theseus subsidiary has also in-licensed patents and technology for which patents are pending related to Apomate™. The scope and extent of patent protection for our products is uncertain and frequently involves complex legal and factual questions. The breadth of the claims allowed in patents relating to biotechnology applications or their enforceability cannot be predicted, and patent litigation can be expensive and time consuming. No assurance can be given that pending patent applications will be approved or that any issued patents will provide competitive advantages for our products. Costly litigation might be necessary to protect our patents or to determine the scope and validity of third-party proprietary rights, and it is possible that we will not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

    In addition, there can be no assurance that patents have not been issued or will not be issued in the future that conflict with our patent rights or prevent us from marketing our products. Such conflicts could result in a rejection of our licensors' patent applications or the invalidation of patents. Furthermore, if patents that contain dominating or conflicting claims have been or are subsequently issued to others, and such claims are ultimately determined to be valid, we may be required to obtain licenses under patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, or at all. If we do not obtain such licenses, we could encounter delays or find that we are unable to develop, manufacture or sell products requiring such licenses.

    We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our collaborators, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Furthermore, enforcing a claim alleging the infringement of trade secrets would be expensive and time consuming, making the outcome uncertain. It is also possible that our trade secrets will become known or independently developed by competitors. If we are unsuccessful in protecting our proprietary technology, we may lose a fundamental component of our competitive advantage.

We depend on several key licenses for our Apomate™ product candidate. If we lose our rights under any of these licenses, our ability to market and sell Apomate™ may be jeopardized.

    We license certain technology rights related to Apomate™ from several entities. We are obligated to pay such entities royalties, milestone payments and other payments in exchange for such licenses and we rely on such parties' intellectual property rights to protect our proprietary interests in Apomate™. Currently, we owe one of our licensors approximately $2.5 million, which is due in August 2001. If we or our licensors breach any of the terms of these license agreements, or if we are unable to pay amounts owed to our licensors when they become due, we may lose the right to use such technology. If such an event occurs, we may be unable to market and sell Apomate™.

    In addition, we are aware of other third party rights relating to Apomate™. We believe we have good and sufficient defenses against any possible infringement claims. Nevertheless, should a court rule against us, we may be prohibited from marketing Apomate™ unless we obtain a license from such third party which, if available at all, may require us to make substantial royalty or other payments.

    If we are unable to obtain a license from such third party or if we lose rights to use technology related to Apomate™ under any of our current license agreements, we may be unable to market and sell Apomate™.

Extensive government regulation of our industry has had, and will continue to have, a significant impact on our business.

    The manufacture and sale of our brachytherapy and other products are subject to stringent government regulation in the United States and other countries. Our products are subject to FDA and other governmental approval and continual review, and future discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market. The commercial distribution in the United States of any new products we develop will depend upon obtaining the prior approval or clearance of the FDA, which can take many years and entail significant costs, and we have limited experience in filing or pursuing applications necessary to gain regulatory approvals. In countries where our products are not currently approved, the use or sale of our products may require approval by local government agencies with missions comparable to the FDA's. The process of obtaining any such approval may be lengthy, expensive and uncertain. We are also required to adhere to applicable FDA regulations for current Good Manufacturing Practices, including extensive record keeping and reporting and periodic inspections of our manufacturing facilities. Similar requirements are imposed by foreign governmental agencies.

Reimbursement policies by Medicare and other third-party payors have a significant impact on our business.

    A substantial percentage of the patients treated for prostate cancer in the United States are covered by Medicare and, consequently, the costs of prostate cancer treatment are subject to Medicare's prescribed rates of reimbursement. Medicare reimbursement amounts for seeding are currently significantly less than for radical prostatectomy, or RP. Although seeding generally requires less physician time than RP, lower reimbursement amounts, when combined with physician familiarity with RP, may create disincentives for urologists to perform seeding. There can be no assurance that:

  •
  current or future limitations on, or requirements for reimbursement by, Medicare or other third-party payors for prostate cancer treatment will not materially adversely affect the market for our products

  •
  health administration authorities outside the United States will provide reimbursement at acceptable levels or at all

  •
  any such reimbursement will continue at rates that enable us to maintain prices at levels sufficient to realize an appropriate return

    Also, we, our distributors and healthcare providers performing brachytherapy seeding procedures are subject to state and federal fraud and abuse laws prohibiting kickbacks and, in the case of physicians, patient self-referrals. We may be subjected to civil and criminal penalties if we or our agents violate any of these prohibitions.

    In addition, from time to time, significant attention is placed on reforming the healthcare system in the United States. Any future changes in Medicare and other third-party payor reimbursement which may result from healthcare reform or deficit reduction legislation would likely place downward pressure on prices. Future reimbursement policies may also affect the commercial acceptance of products we develop, including Apomate™. A number of legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the healthcare system and otherwise reduce healthcare spending. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, we are unable to predict the effects of any such matters on our business.

We use radioactive materials which are subject to stringent regulation and which may subject us to liability if accidents occur.

    We manufacture and process radioactive materials which are subject to stringent regulation. We operate under licenses issued by the California Department of Health which are renewable every eight years. We received a renewal of our license for our North Hollywood facility in 1998 and we were issued a license for our Chatsworth facility in March 1999. California is one of the "Agreement States," which are so named because the Nuclear Regulatory Commission, or NRC, has granted such states regulatory authority over radioactive materials, provided such states have regulatory standards meeting or exceeding the standards imposed by the NRC. Most users of our products must obtain licenses issued by the state in which they reside (if they are Agreement States) or the NRC. Use licenses are also required by some of the foreign jurisdictions in which we may seek to market our products.

    Although we believe that our safety procedures for handling and disposing of these radioactive materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result.

We depend upon key personnel for our continued growth and development. Loss of such key personnel could have material adverse effect on us.

    Our success is largely dependent on the personal efforts of key technical and senior management personnel, including L. Michael Cutrer, our Chief Executive Officer and President, and Dr. Allan M. Green, President of Theseus. We do not have an employment agreement with Mr. Cutrer. We believe that our future success will depend in large part upon our ability to attract and retain highly-skilled technical, managerial and marketing personnel and is likely to require the expansion of our management level personnel. Competition for radioisotopic industry personnel can be intense, and the availability of capable personnel may be limited; thus, their services could be difficult to obtain or replace. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market new and enhanced products and to conduct our operations successfully.

    In addition, we have limited knowledge and experience with respect to the development of Apomate™ and other related product candidates of our subsidiary, Theseus. To date, we have relied and expect to rely heavily on the skill, knowledge and expertise of Dr. Green in developing and commercializing our Apomate™ product candidate. As the President of Theseus, Dr. Green will continue to have significant responsibility for Apomate™ and potentially other radiopharmaceuticals we develop. We currently have only a two-year employment agreement with Dr. Green.

We may experience fluctuations in quarterly operating results due to limited seasonality.

    Our brachytherapy product lines may experience some variability in revenue due to seasonality. This is primarily due to three major holidays occurring in our first fiscal quarter and the apparent reduction in the number of procedures performed during summer months, which could affect our third fiscal quarter results.

As part of our business strategy, we intend to pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

    We regularly review potential transactions related to technologies, product candidates or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. Our recent acquisition of Theseus is an example of such a transaction. In the future, we may choose to enter into such transactions at any time. Depending upon the nature of any transaction, we may experience a charge to earnings which could be material.

We may require additional capital in the future and we may be unable to obtain capital on terms favorable to us, or at all.

    Our capital requirements have been and are expected to continue to be significant. We expect our existing capital resources and future operating cash flows to be sufficient for the foreseeable future. We expect that ongoing clinical trial and development costs related to Apomate™ may total approximately $20 million over the next two to three years. However, we may require further capital for the purchase of complementary businesses, technologies or products. Our capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting our proprietary rights and the time and expense involved in obtaining required regulatory approvals for new products we may develop or acquire.

The testing, marketing and sale of our products involve the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive.

    Our business is subject to product liability risks inherent in the testing, manufacturing and marketing of products containing radioisotopes. To date, no product liability claims have been asserted against us. However, there can be no assurance that such claims will not arise in the future based on past, present or future services or products we offer. We maintain product liability and general liability insurance with a limit in the aggregate amount of $2 million with additional umbrella insurance coverage of $10 million; however, there can be no assurance that liability claims will not exceed the scope of coverage or limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired. In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on our business, operating results and financial condition.

Item 2.  PROPERTIES

    We are headquartered in the Los Angeles, California metropolitan area where we occupy two properties totaling approximately 40,000 square feet. These facilities are used for office, manufacturing, engineering, warehouse and research and development. We believe our manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support our current operations. The lease on our North Hollywood facility expires in December 2001. The lease on our Chatsworth facility expires in November 2003, but we have a five-year renewal option. In addition, we have a six-month lease on a facility in Los Alamos, New Mexico, expiring in May 2001.

Item 3.  LEGAL PROCEEDINGS

    On February 6, 1998, we contracted with PracSys Corporation ("PracSys") to build two linear particle accelerators intended to produce Pd-103 isotopes to be incorporated in our Pd-103 brachytherapy seed products. PracSys did not complete the manufacturing of the accelerators, and we demanded that PracSys turn over the uncompleted accelerators. On August 11, 1999 PracSys initiated an arbitration proceeding against us claiming breach of contract, breach of fiduciary duty and unfair and deceptive trade practices. We denied PracSys' claims, and asserted counterclaims against PracSys for breach of contract and fraud and misrepresentation in connection with PracSys' failure to complete the accelerators. On June 2, 2000, the arbitrator denied all damage claims by either party in their entirety. Additionally, the arbitrator denied PracSys' claims attempting to cancel the our ownership interest in PracSys and certain other exclusivity and option rights previously granted to us. Although we were not found liable, the arbitrator did direct us to pay certain of PracSys' legal and administrative expenses related to the arbitration.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since February 12, 1998, our common stock has been traded on the Nasdaq National Market under the symbol "NASI". The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq National Market.

Fiscal 2000	High	Low
First Quarter	$14.75	$7.50
Second Quarter	34.00	11.50
Third Quarter	24.88	15.38
Fourth Quarter	31.75	16.50
Fiscal 1999
First Quarter	$13.25	$6.25
Second Quarter	9.38	5.28
Third Quarter	11.50	5.75
Fourth Quarter	10.00	6.88

    As of January 26, 2001, we had approximately 80 holders of record and estimate that we had approximately 6,292 beneficial owners of our Common Stock.

    We have never paid cash dividends on our Common Stock and have no plans to do so.

Item 6.  SELECTED FINANCIAL DATA

    The following data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein.

	Year Ended October 31,
	2000	1999	1998	1997	1996
	(In thousands, except for per share amounts)
STATEMENT OF OPERATIONS:
Net sales	$17,490	$12,767	$5,839	$3,381	$3,063
Cost of goods sold	5,834	4,594	2,680	1,844	1,534

Gross profit	11,656	8,173	3,159	1,537	1,529
Operating expenses:
Research and development	417	287	196	72	15
Selling, general and administrative	3,725	3,060	1,859	1,094	870
In-process research and development	11,431	—	—	—

Total operating expenses	(15,573)	3,347	2,055	1,166	885

Income (loss) from operations	(3,917)	4,826	1,104	371	644
Interest and other income, net	1,110	611	635	50	20

Income (loss) before provision for income taxes	(2,807)	5,437	1,739	421	664
Provision for income taxes	3,221	2,068	640	145	251

Net income (loss)	$(6,028)	$3,369	$1,099	$276	$413

Diluted earnings (loss) per share	$(.87)	$.47	$.16	$.05	$.09

Shares used in per share calculation	6,907	7,203	7,024	5,372	4,457

	As of October 31,
	2000	1999	1998	1997	1996
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$12,172	$9,662	$11,220	$1,623	$892
Working capital	8,727	11,354	12,615	2,126	1,271
Total assets	31,714	23,988	18,903	3,673	2,000
Total debt	2,500	—	—	—	—
Total stockholders' equity	25,721	22,366	17,987	3,228	1,528

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain matters discussed in this Form 10-K are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the"Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time our filings with the SEC, specifically our Registration Statement on Form S-3 dated December 14, 2000 and our most recent reports on Form 10-K, Form 8-K and Form 10-Q, and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements

Overview

    We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

    In 1997, we received approval from the FDA for commercial distribution for our first brachytherapy seed for use in any solid localized tumor. In January 1998, we launched IoGold™, our first seed for the treatment of prostate cancer, through a distribution relationship with Mentor. In April 1999, we launched our second seed, PdGold™, also for the treatment of prostate cancer thereby making us the first company to manufacture both seeds using the two most commonly used isotopes. In fiscal 2000, we recognized approximately 81% of our consolidated revenues from these two product lines.

    On October 13, 2000, we acquired Theseus, a developer of proprietary radiopharmaceuticals to enhance the medical management of heart attack, heart transplantation and cancer. In connection with the acquisition, we issued 345,665 shares of, or options to purchase for nominal consideration, our common stock to the Theseus' shareholders. In connection with the Theseus acquisition, we recorded in the fourth fiscal quarter ended October 31, 2000 a one-time charge for in-process research and development of $11.4 million. We expect to incur significant ongoing clinical trial and development costs related to Theseus' principal product candidate, Apomate™. In addition, we expect to incur substantial expenses associated with the launch of Apomate™ if we in fact receive marketing approval from the FDA.

Results of Operations

Fiscal Year Ended October 31, 2000 Compared to Fiscal Year Ended October 31, 1999

    Net sales.  Net sales increased $4,723,000, or 37%, to $17,490,000 for the year ended October 31, 2000 from $12,767,000 for the year ended October 31, 1999. The increase in net sales was primarily due to the increase in revenues generated from our brachytherapy product lines. Sales of the non-therapeutic lines also increased by approximately $446,000.

    Gross profit.  Gross profit increased $3,483,000 or 43% to $11,656,000 for the year ended October 31, 1999 from $8,173,000 for the year ended October 31, 1998. Gross profit as a percent of sales increased from 64% to 67% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from our brachytherapy product lines in fiscal 2000, which yielded greater gross margins than our non-therapeutic product lines.

    Selling, general and administrative expenses.  Selling, general and administrative ("SG&A") expenses increased $665,000, or 22%, to $3,725,000 for the year ended October 31, 2000 from $3,060,000 for the year ended October 31, 1999. SG&A as a percent of net sales decreased to 21% for the year ended October 31, 2000 from 24% for the same period in 1999. SG&A expenses increased primarily due to the following: (i) an increase of $190,000 in salaries and related costs as we added a significant number of administrative personnel throughout fiscal 1999 and have continued to do so in fiscal 2000 to support our growth and (ii) other general and administrative expenses including insurance ($117,000) and depreciation ($247,000) increased as a result of our expansion.

    Research and development.  Research and development expenditures totaled $417,000 during the year ended October 31, 2000 compared to $287,000 for the year ended October 31, 1999. The increase was due primarily to development efforts associated with new product lines.

    In-process research and development ("IPR&D").  The amount expensed to IPR&D arose from the purchase acquisition of Theseus completed in fiscal 2000 (see Note 2 to the Consolidated Financial Statements).

    The fair value of the technology currently under development was determined using the income approach, which discounts expected future cash flows to present value. Elements of the projected income stream included revenues, cost of goods sold and SG&A expenses. The discount rates used in the present value calculations are generally derived from the cost of equity, taking into account the additional risks inherent in incomplete projects. We do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired IPR&D. Therefore, the valuation assumptions do not include significant anticipated cost savings.

    At the date of acquisition, Apomate™ was in Phase I-II clinical trials for heart attacks, cancer treatment and heart transplant rejection. Upon successful completion of clinical trials, submission of a new biologics license application, and final approval by the FDA, this technology will be considered complete.

    The development of this technology remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and competition. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including safety and efficacy requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

    Interest and other income.  Interest and other income increased $499,000 to $1,110,000 for the year ended October 31, 2000 from $611,000 for the year ended October 31, 1999 due to the following: (i) we realized a pre-tax gain of $119,000 related to the disposition of 7,680 shares of RadioMed, a privately held company, and (ii) a change in the composition of our investment portfolio.

Fiscal Year Ended October 31, 1999 Compared to Fiscal Year Ended October 31, 1998

    Net sales.  Net sales increased $6,928,000, or 119%, to $12,767,000 for the year ended October 31, 1999 from $5,839,000 for the year ended October 31, 1998. The increase in net sales was due primarily to the increase in revenues generated from the Iodine-125 brachytherapy product line and sales of the Palladium-103 brachytherapy product line which was introduced in April 1999. Sales of the non-therapeutic lines decreased approximately $304,000.

    Gross profit.  Gross profit increased $5,014,000, or 159%, to $8,173,000 for the year ended October 31, 1999 from $3,159,000 for the year ended October 31, 1998. Gross profit as a percent of sales increased from 54% to 64% during this period despite an increase of $105,000 in inventory reserves attributable to obsolescence. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from the Iodine-125 brachytherapy product line in fiscal 1999 which yielded greater gross margins than our non-therapeutic product lines.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1,201,000, or 65%, to $3,060,000 for the year ended October 31, 1999 from $1,859,000 for the year ended October 31, 1998. SG&A as a percent of net sales decreased to 24% for the year ended October 31, 1999 from 32% for the same period in 1998. SG&A expenses increased primarily due to the following: (i) an increase of $672,000 in salaries and related costs as we added a significant number of administrative personnel throughout fiscal 1998 and continuing into the year ended October 31, 1999 to support our growth, (ii) an increase of $88,000 in rent as we leased a new facility in September 1998 that houses new product development and corporate offices and (iii) other general and administrative expenses including insurance ($70,000) and depreciation ($131,000) increased as a result of our expansion.

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

Liquidity and Capital Resources

    To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development, capital expenditures and strategic investments in related businesses. We have satisfied these needs primarily through a combination of private placement of our common stock and from cash generated by operations. We do not currently have a line of credit or similar arrangements with a bank. At October 31, 2000, we had cash and investments in marketable securities aggregating approximately $12.2 million and working capital of $8.7 million. For the fiscal year ended October 31, 2000, net cash provided by operating activities was approximately $6.9 million. Net cash used in investing activities totaled approximately $5.9 million during the year ended October 31, 2000.

    We receive cash from the exercise of stock options. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

    We are authorized to purchase up to $1.5 million of our common stock on the open market. No such shares have been repurchased as of October 31, 2000.

    The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return, consistent with these two objectives. We invest excess cash in securities with varying maturities to meet projected cash needs.

    On October 19, 2000, we filed a registration statement with the Securities and Exchange Commission for the sale of 2,500,000 shares of common stock. In December 2000, we completed this follow-on public offering, including the exercise of the underwriters' overallotment option of 375,000 shares, at $17.875 per share. The net proceeds we received from the sale were approximately $44.7 million.

    We believe our current cash and marketable securities and anticipated cash flow from operations will be sufficient to support our planned expansion for the foreseeable future. However, the amount of capital that we will need in the future will depend on many factors including:

  •
  costs related to research, development, clinical trials, license royalty obligations, FDA approvals and commercialization of Apomate™ and other product candidates

  •
  market acceptance of our products

  •
  levels of sales and marketing that will be required to launch our new products and achieve and maintain a competitive position in the marketplace

  •
  progress in and scope of our research and development activities

  •
  levels of inventory and accounts receivable that we maintain

  •
  the competitors' responses to our products

  •
  level of capital expenditures

  •
  acquisition and/or development of complementary business, technologies or products

    We anticipate incurring approximately $20 million of expenses with respect to Apomate™ over the next two to three years for ongoing clinical trials and development costs. An additional $2.5 million is payable to NeoRx Corporation in August of 2001 pursuant to our license of patent rights and technology related to Apomate™, with additional milestone payments of up to $4 million throughout the life of the contract.

    The manufacture of our linear accelerators has not been completed. We are currently investigating what the costs will be to complete the accelerators and anticipate that such costs will approximate $3 million.

    We anticipate that the available cash will provide sufficient funds to cover these costs. In addition, the costs related to Apomate™ may be reduced if we enter into any strategic partnerships related to Apomate™.

    Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs. If additional funds are raised by issuing equity securities, dilution to existing stockholders would result.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

We do not expect the adoption of this pronouncement to have a material effect on our operations or financial position. We are required to adopt SFAS 133 for our fiscal year ending October 31, 2001.

    In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, SAB 101, "Revenue Recognition in Financial Statements." We do not expect the adoption of this pronouncement to have a material effect on our operations or financial position. We are required to adopt SAB 101 for our fiscal year ending October 31, 2001.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our financial instruments include cash, marketable securities, and notes receivable. At January 16, 2001, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

    Our policy is not to enter into derivative financial instruments. We do not have any significant foreign currency exposure since we do not transact business in foreign currencies. Therefore, we do not have significant overall currency exposure. In addition, we do not enter into any futures or forward contracts and therefore do not have significant market risk exposure with respect to commodity prices.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2000.

Item 11.  EXECUTIVE COMPENSATION

    The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2000.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements of the Company
	Report of Independent Accountants	31
	Consolidated Balance Sheets	32
	Consolidated Statements of Income	33
	Consolidated Statement of Changes in Stockholders' Equity	34
	Consolidated Statements of Cash Flows	35
	Notes to Consolidated Financial Statements	36
2.	Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts	48
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
	Reference is made to Item 14(c) of this Annual Report on Form 10-K.
  (b)
  Reports on Form 8-K:

    A Report on Form 8-K for an event dated October 13, 2000 was filed during the fourth quarter of the fiscal year ended October 31, 2000.

  (c)
  Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
3.2	Certificate of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 1998.
3.3	Certificate of Domestication of the Registrant, incorporated by reference to Exhibit 3(i)(a) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
10.1	Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-KSB, filed January 29, 1998.
10.2
North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-62631), filed August 31, 1998.
10.3
The North American Scientific, Inc. 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-34200), filed April 6, 2000.

10.4	Rights Agreement, incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, filed October 16, 1998.
10.5
Restated Agreement and Plan of Merger, dated as of September 22, 2000, among the Registrant, NASI Acquisition Corp., a wholly-owned subsidiary of the Registrant, Theseus Imaging Corporation, Dr. Allan M.Green, Robert Bender, Sally Hansen and Irwin Gruverman, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed October 19, 2000.
10.6
First Amendment to Exclusive Marketing and Distribution Agreement dated February 24, 1999, by and between Mentor Corporation and the Registrant (Confidential treatment granted for certain portions thereof), incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-3, filed December 13, 2000.
10.7	License Agreement, effective as of August 7, 1998, by and between NeoRx Corporation and Theseus Imaging Corporation, a wholly-owned subsidiary of the Registrant (Confidential treatment requested).
10.8
License Agreement, effective as of April 1, 1998, by and between The Board of Trustees of Leland Stanford Junior University and Theseus Imaging Corporation, a wholly-owned subsidiary of the Registrant (Confidential treatment requested).
10.9
License Agreement, effective as of June 8, 1999, by and between The University of Washington and Theseus Imaging Corporation, a wholly-owned subsidiary of the Registrant (Confidential treatment requested).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
North American Scientific, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      /s/ PricewaterhouseCoopers LLP

Orange County, California
December 19, 2000, except as to Note 4,
  which is as of January 9, 2001

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	October 31,
	2000	1999
Assets
Current assets
Cash and cash equivalents	$3,072,000	$1,443,000
Marketable securities	9,100,000	8,219,000
Accounts receivable, net	1,299,000	1,983,000
Inventories	729,000	552,000
Deferred income taxes	337,000	150,000
Prepaid expenses and other current assets	183,000	365,000

Total current assets	14,720,000	12,712,000
Notes receivable	200,000	4,162,000
Equipment and leasehold improvements, net	3,527,000	3,743,000
Construction in progress	3,709,000	2,826,000
Goodwill, net	3,676,000	—
Licenses, net	2,797,000	—
Deferred income taxes	2,590,000	—
Other assets	495,000	545,000

Total assets	$31,714,000	$23,988,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,715,000	$568,000
Accrued expenses	896,000	627,000
Short term debt	2,500,000	—
Income taxes payable	882,000	163,000

Total current liabilities	5,993,000	1,358,000
Deferred income taxes	—	264,000

Total liabilities	5,993,000	1,622,000

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 7,301,702 and 6,828,887 shares issued and outstanding as of October 31, 2000 and 1999, respectively	73,000	68,000
Additional paid-in capital	27,550,000	18,172,000
Retained earnings (deficit)	(1,902,000)	4,126,000

Total stockholders' equity	25,721,000	22,366,000

Total liabilities and stockholders' equity	$31,714,000	$23,988,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Income

	Year Ended October 31,
	2000	1999	1998
Net sales	$17,490,000	$12,767,000	$5,839,000
Cost of goods sold	5,834,000	4,594,000	2,680,000

Gross profit	11,656,000	8,173,000	3,159,000

Selling, general and administrative expenses	3,725,000	3,060,000	1,859,000
Research and development	417,000	287,000	196,000
Purchased in-process research and development	11,431,000	—	—

Income (loss) from operations	(3,917,000)	4,826,000	1,104,000
Interest and other income, net	1,110,000	611,000	635,000

Income (loss) before provision for income taxes	(2,807,000)	5,437,000	1,739,000
Provision for income taxes	3,221,000	2,068,000	640,000

Net income (loss)	$(6,028,000)	$3,369,000	$1,099,000

Earnings (loss) per share:
Basic	$(.87)	$.49	$.17

Diluted	$(.87)	$.47	$.16

Weighted average number of shares outstanding:
Basic	6,907,291	6,800,129	6,435,588

Diluted	6,907,291	7,203,264	7,023,650

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional
				Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Paid-in Capital
Balance at October 31, 1997	5,176,051	$34,000	$3,515,000	$(321,000)	$3,228,000
Issuance of common stock under private placement	1,200,000	8,000	13,186,000	—	13,194,000
Common stock issued upon exercise of stock options	336,924	4,000	265,000	—	269,000
Common stock issued upon exercise of warrants	75,000	1,000	80,000	—	81,000
Effect of common stock dividend	—	21,000	—	(21,000)	—
Tax benefit related to exercise of stock options	—	—	116,000	—	116,000
Net income	—	—	—	1,099,000	1,099,000

Balance at October 31, 1998	6,787,975	68,000	17,162,000	757,000	17,987,000
Common stock issued upon exercise of stock options	40,912	—	62,000	—	62,000
Tax benefit related to exercise of stock options	—	—	948,000	—	948,000
Net income	—	—	—	3,369,000	3,369,000

Balance at October 31, 1999	6,828,887	68,000	18,172,000	4,126,000	22,366,000
Common stock issued upon exercise of stock options	162,150	2,000	580,000	—	582,000
Common stock issued upon acquisition of subsidiary	310,665	3,000	8,761,000	—	8,764,000
Tax benefit related to exercise of stock options	—	—	37,000	—	37,000
Net loss	—	—	—	(6,028,000)	(6,028,000)

Balance at October 31, 2000	7,301,702	$73,000	$27,550,000	$(1,902,000)	$25,721,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(6,028,000)	$3,369,000	$1,099,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	752,000	375,000	227,000
Deferred income taxes	(341,000)	53,000	61,000
Tax benefit of stock option exercises	37,000	948,000	116,000
Purchased in-process research and development	11,431,000	—	—
Gain on sale of securities	(119,000)	—	—
Other	(64,000)	—	10,000
Changes in assets and liabilities, net of acquisition
Accounts receivable	708,000	(660,000)	(903,000)
Inventories	(137,000)	179,000	(353,000)
Income taxes receivable	—	—	106,000
Prepaid expenses and other assets	(515,000)	(351,000)	(362,000)
Accounts payable	403,000	230,000	(26,000)
Accrued expenses	58,000	425,000	121,000
Income taxes payable	719,000	(152,000)	315,000

Net cash provided by operating activities	6,904,000	4,416,000	411,000

Cash flows from investing activities:
Net (purchases) sales of marketable securities	(881,000)	882,000	(9,074,000)
Proceeds from sales of other assets	169,000	—	—
Notes receivable	500,000	(2,999,000)	(663,000)
Acquisition, net of cash acquired	(4,271,000)	—	—
Capital expenditures	(491,000)	(2,500,000)	(1,406,000)
Construction in progress	(883,000)	(537,000)	(2,289,000)

Net cash used in investing activities	(5,857,000)	(5,154,000)	(13,432,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	582,000	62,000	13,544,000

Net cash provided by financing activities	582,000	62,000	13,544,000

Net increase (decrease) in cash and cash equivalents	1,629,000	(676,000)	523,000
Cash and cash equivalents at beginning of period	1,443,000	2,119,000	1,596,000

Cash and cash equivalents at end of period	$3,072,000	$1,443,000	$2,119,000

Supplemental disclosure of cash flow information:
Income taxes paid	$2,600,000	$801,000	$73,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

    North American Scientific, Inc. (the "Company"), a Delaware corporation, manufactures and markets a line of radioisotopic products for medical, scientific and industrial uses. The Company operates in a single business segment with its primary products being (i) brachytherapy seeds for the treatment of prostate cancer and (ii) radioactive reference sources used to calibrate a variety of medical and commercial equipment.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, North American Scientific, Inc., a California corporation, and Theseus Imaging Corporation (since October 13, 2000). All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

    Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead.

    The Company's products are subject to shelf-life expiration periods which are carefully monitored by the Company. Provision is made for inventory items which may not be sold because of expiring dates. The Company routinely reviews other inventories for evidence of impairment of value and makes provision as such impairments are identified.

Investments

    The Company considers its marketable securities "available-for-sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between cost and estimated fair values. Fair value is determined to be par plus accrued interest or based on asking prices as quoted by independent brokers.

    The Company also has a minority investment in a private company. This investment is included in other assets in the Company's balance sheet and is carried at cost. The Company monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

Notes Receivable

    The Company accounts for its notes receivable in accordance with SFAS No. 115 and considers these notes as "available-for-sale". As of October 31, 2000, there were no material realized or unrealized gains or losses recorded with respect to the remaining note outstanding.

Equipment and Leasehold Improvements

    Equipment and leasehold improvements are stated at cost. Maintenance and repair costs are expensed as incurred, while improvements are capitalized. Gains or losses resulting from the disposition of assets are included in income. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and equipment	3-15 years
Leasehold improvements	Lesser of the useful life or term of lease

    The Company assesses potential impairments to its long-lived assets, including goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. If the sum of the expected future undiscounted cash flows, without interest charges, is less than the carrying value of the asset, an impairment loss is recognized as the excess of the carrying value of the asset over its fair value.

Goodwill

    Goodwill represents the excess of cost over the value of net assets of businesses acquired. Goodwill is amortized on a straight-line basis over a period of 10 years. As of October 31, 2000, accumulated amortization was $32,000.

License Agreements

    License agreements are amortized on a straight-line basis over periods ranging up to fifteen years. The amortization periods are based on the lives of the license agreements or the approximate remaining lives of the related patents, whichever is shorter.

Revenue Recognition

    Revenue from product sales is recognized upon shipment and the Company provides currently for estimated discounts, rebates and product returns and the cost to repair or replace products under the warranty provisions in effect at the time of sale.

Stock Option Plan

    The Company measures compensation expense for employees and directors for its stock option plan using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense. When options are issued to consultants or other third parties, expense is determined under the fair value method required by SFAS 123, "Accounting for Stock-Based Compensation."

Net Income (Loss) per Share

    Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for the period.

    Diluted earnings (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by applying the treasury stock method unless such assumed exercises are anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended October 31,
	2000	1999	1998
Net income (loss)	$(6,028,000)	$3,369,000	$1,099,000

Weighted average shares outstanding—Basic	6,907,291	6,800,129	6,435,588
Dilutive effect of stock options and warrants	—	403,135	588,062

Weighted average shares outstanding—Diluted	6,907,291	7,203,264	7,023,650

Basic earnings (loss) per share	$(.87)	$.49	$.17
Diluted earnings (loss) per share	$(.87)	$.47	$.16

Income Taxes

    The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.

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

Significant Concentrations

    The Company's sales (and therefore accounts receivable) have been concentrated in a small number of customers. In fiscal 2000, two customers represented 81% and 6% of total revenues, respectively. In fiscal 1999, these two customers represented 77% and 7% of total revenues, respectively. In fiscal 1998, these two customers represented 45% and 17% of total revenues, respectively. As of October 31, 2000, amounts from the two customers accounted for 75% of gross trade receivables.

    The Company closely monitors the credit worthiness of its customers and makes provision whenever there are indications of potential credit losses.

    The Company relies on certain companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not expect the adoption of this pronouncement to have a material effect on the Company's operations or financial position. The Company is required to adopt SFAS 133 for its fiscal year ending October 31, 2001.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, SAB 101, "Revenue Recognition in Financial Statements." Management does not expect the adoption of this pronouncement to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 for its fiscal year ending October 31, 2001.

NOTE 2—ACQUISITION OF THESEUS IMAGING CORPORATION

    On October 13, 2000, the Company acquired Theseus Imaging Corporation ("Theseus"), a developer of proprietary radiopharmaceuticals to enhance the medical management of heart attacks, organ transplantation and cancer. Theseus' stockholders and option holders received a total of 345,665 shares of, or options to purchase for nominal consideration, the Company's common stock in exchange for 100% of Theseus' outstanding common stock and options.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Theseus have been included in the consolidated financial statements since the date of acquisition. The purchase price was determined as follows:

Common stock and stock options issued	$8,764,000
Note receivable converted to investment, including accrued interest ($3,837,000 paid in fiscal year 2000)	7,996,000
Accounts payable and accrued liabilities assumed	909,000
Note payable and accrued interest assumed	2,545,000
Acquisition costs	512,000

$20,726,000

    The purchase price was allocated as follows:

In-process research and development ("IPR&D")	$11,431,000
Goodwill	3,707,000
Deferred tax asset arising from NOL carryforwards	2,700,000
Licenses and other assets	2,810,000
Cash	78,000

$20,726,000

    In connection with the purchase transaction, the Company recorded a charge for acquired IPR&D of $11,431,000. The in-process research and development projects were valued through the use of a discounted cash flow analysis, taking into account the projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion at the acquisition date and the expected return requirements for present valuing the projected cash flow. Since there were no completed products at the date of acquisition, a comparison with historical pricing, margins and expense levels cannot be made.

    The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, anticipated nature and timing of new product introductions by the Company, individual product life cycles and estimated life of each product's underlying technology. Estimated cost of goods sold, royalties, general and administrative expenses, distribution costs, licensing fees and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. The cash flow projection used a risk-adjusted discount rate of 35%. Net cash inflows from significant projects are expected to commence in 2003.

    The unaudited pro forma summaries for the fiscal years ended October 31, 2000 and 1999 reflect combined results of operations of the Company and Theseus as if the acquisition had occurred on November 1, 1999 and November 1, 1998, respectively. Since prior to the current fiscal period, the fiscal year ends of the Company and Theseus differed, for pro forma purposes, the Theseus results of operations have been adjusted to conform to North American Scientific, Inc.'s reporting periods. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of the beginning of the periods presented, nor is it necessarily indicative of the future operating results of the Company.

    The pro forma financial information is as follows (in thousands, except per share data):

	Fiscal year ended October 31, 2000
				Fiscal year ended October 31, 1999
		Pro Forma
	Actual			Actual	Pro Forma
	(unaudited)
Net sales	$17,490	$17,490		$12,767	$12,767
Net income (loss)	$(6,028)	$(9,645	)(a)	$3,369	$(10,454	)(a)
Basic earnings (loss) per share	$(0.87)	$(1.34)		$0.49	$(1.47)
Diluted earnings (loss) per share	$(0.87)	$(1.34)		$0.47	$(1.47)
Basic shares outstanding	6,907	7,174		6,800	7,111
Diluted shares outstanding	6,907	7,174		7,203	7,111

(a)
Includes the IPR&D charge of $11,431,000 attributable to the acquisition. Excluding this charge results in pro forma basic and diluted earnings per share of $0.25 and $0.22, respectively, for the fiscal year ended October 31, 2000 and pro forma basic and diluted earnings per share of $0.14 and $0.13, respectively, for the fiscal year ended October 31, 1999.

NOTE 3—INVENTORIES:

    Inventories are shown net of applicable reserves and allowances:

	October 31,
	1999	2000
Raw materials	$472,000	$285,000
Work in process	55,000	166,000
Finished goods	202,000	101,000

	$729,000	$552,000

NOTE 4—NOTES RECEIVABLE:

    During fiscal 1997, the Company advanced $500,000 to RadioMed Corporation, or RadioMed, in exchange for a secured subordinated convertible note (the "Note"). The Note bore interest at 10% per annum and had an original maturity date of October 7, 2007. The Note was convertible at the Company's election at any time prior to the maturity date into Series A Preferred Stock of RadioMed at a price of $500 per share, subject to adjustment.

    On December 4, 1999, the Company and RadioMed signed an agreement which provided for the repayment of the principal amount of the Note on or prior to March 31, 2000, and payment of the accrued interest on the Note in the form of 20,000 shares of RadioMed Series A Preferred Stock, $0.01 par value. Each of these provisions was satisfied in accordance with the agreement in the second quarter of fiscal year 2000.

    Prior to the acquisition, the Company agreed to provide financing to Theseus. This financing was in the form of convertible notes bearing interest at the prime rate plus 1%. As of October 31, 1999, the Company had convertible notes outstanding of $3.5 million. As of the date of acquisition, the convertible note balance including accrued interest totaled approximately $8.0 million and was accounted for as part of the purchase price.

    During fiscal 1998, the Company advanced $200,000 to a manufacturing company in exchange for a secured convertible note bearing interest at prime rate plus 2% per annum. The note, including accrued interest, was repaid in January 2001.

NOTE 5—EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

    Equipment and leasehold improvements consist of the following:

	October 31,
	2000	1999
Furniture, fixtures and equipment	$3,389,000	$2,952,000
Leasehold improvements	1,645,000	1,588,000

	5,034,000	4,540,000
Less: Accumulated depreciation and amortization	(1,507,000)	(797,000)

	$3,527,000	$3,743,000

NOTE 6—CONSTRUCTION IN PROGRESS:

    In February 1998, the Company entered into agreements with PracSys Corp., a Massachusetts corporation, or PracSys, pursuant to which PracSys would (i) manufacture and sell to the Company two particle accelerators to be used in the production of certain isotopes related to the Company's brachytherapy product line and (ii) operate the machines to produce the isotopes for an initial two-year period. During fiscal year 1999, a dispute arose between the Company and PracSys and construction of the machines was halted (See Note 11). In December 1999, the Company took possession of the machines and moved them to another location pending conclusion of the project. As of October 31, 2000 and 1999, costs related to the construction of the machines totaled $3,709,000 and $2,826,000, respectively, and are reported as construction in progress in the consolidated balance sheets.

NOTE 7—LICENSE AGREEMENTS:

    The Company, through its Theseus subsidiary, has licensed certain technology from various commercial entities and universities. In August 1998, the Company licensed certain patent rights and technology from NeoRx Corporation. Under the terms of the license agreement, the Company agreed to pay NeoRx $3 million, $500,000 of which was paid in 1998, with the remaining $2.5 million due in August 2001. Interest on the unpaid balance accrues at the rate of ten percent annually with interest payments due semiannually. Accrued interest totaled $58,000 at October 31, 2000. The Company has agreed to pay NeoRx certain royalties based upon the amount of licensed products sold. The Company is also obligated to make additional milestone payments upon the occurrence of certain events. The license expires upon the date of the expiration of the last patent covered in the agreement.

    The Company has also acquired licenses, patents and technology from certain other entities. The related agreements include certain up-front license payments and additional milestone payments upon designated events over the life of the agreements, as well as royalties on net sales of products covered by the agreements.

NOTE 8—STOCKHOLDERS' EQUITY:

Private Placement

    In November 1997, the Company completed a private placement of 1,200,000 shares of its common stock to certain institutional investors. The net proceeds to the Company from the sale were approximately $13.2 million.

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

Stock Options

    The Company's 1996 Stock Option Plan provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Certain options are immediately exercisable while other options vest over periods ranging from two to four years. The options expire ten years from the date of grant. Certain options are subject to cancellation in the event of termination of employment.

    The following table summarizes stock option activity:

	Options Outstanding	Weighted Avg. Exercise price
Balance at October 31, 1997	750,750	$0.92
Granted	191,125	14.42
Canceled or expired	(58,187)	11.87
Exercised	(336,924)	0.80

Balance at October 31, 1998	546,764	5.00
Granted	421,500	6.25
Canceled or expired	(17,702)	4.62
Exercised	(40,912)	1.52

Balance at October 31, 1999	909,650	5.74
Granted	521,000	13.85
Canceled or expired	(19,167)	8.47
Exercised	(162,150)	3.62

Balance at October 31, 2000	1,249,333	$9.28

    There were 565,705 and 415,744 options exercisable with weighted average exercise prices of $6.55 and $3.99 at October 31, 2000, and 1999, respectively.

    The following table summarizes significant option groups outstanding at October 31, 2000 and related weighted average exercise price and remaining contractual life information as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.67—$1.96	247,100	6.09	$1.05	240,750	$1.03
$3.94—$7.00	422,733	8.36	5.94	191,330	5.76
$7.94—$15.67	222,500	8.97	8.35	56,750	9.03
$16.75—$24.54	357,000	9.09	19.50	76,875	23.95

	1,249,333	8.23	$9.28	565,705	$6.55

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	Year Ended October 31,
	2000	1999	1998
Dividend yield	0%	0%	0%
Expected volatility	45%	40%	35%
Risk-free interest rate	6.0%	5.2%	5.7%
Expected life	4 years	5 years	5 years

    Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been as follows:

	Year Ended October 31,
	2000	1999	1998
Net income (loss):
As reported	$(6,028,000)	$3,369,000	$1,099,000
Pro forma	$(7,591,000)	2,584,000	$532,000
Earnings (loss) per share:
As reported basic	$(.87)	$.49	$.17
As reported diluted	$(.87)	$.47	$.16
Pro forma basic	$(1.10)	$.38	$.08
Pro forma diluted	$(1.10)	$.36	$.08

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates which are based upon historical volatility rates trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair value of stock options granted during fiscal 2000, 1999 and 1998 were $5.87, $3.74 and $5.83 per share, respectively.

Employee Stock Purchase Plan

    In fiscal 2000, the Company adopted a non-compensatory Employee Stock Purchase Plan ("the ESPP"). Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. A total of 300,000 shares of common stock are authorized for issuance. As of October 31, 2000, no shares were purchased under the ESPP as the first offering period ends on December 31, 2000.

Common Stock Warrants

    In fiscal 1997, the Company granted 225,000 warrants to a third party in connection with a contract to provide investment banking services on behalf of the Company over a five-year term. The warrants permitted the holder to purchase a total of 225,000 shares of the Company's common stock at $1.09 per share (the fair market value of the Company's common stock at the date of the agreement). The holder exercised 150,000 of such warrants in fiscal 1997 and the remaining 75,000 in fiscal 1998. The fair value of the warrants of $135,000 at the grant date is reflected as other assets and additional paid-in capital and is being amortized over the term of the agreement.

    In fiscal 1998, the Company granted 96,000 warrants to another third party in connection with a private placement of the Company's common stock at an exercise price of $14.41 per share. The fair value of the warrants was recorded at the grant date as an offset to the proceeds received from the private placement. These warrants have not been exercised.

NOTE 9—INCOME TAXES:

    The provision (benefit) for income taxes is comprised as follows:

	2000	1999	1998
Current:
Federal	$2,825,000	$1,727,000	$526,000
State	737,000	288,000	53,000

	3,562,000	2,015,000	579,000

Deferred:
Federal	(291,000)	69,000	(20,000)
State	(50,000)	(16,000)	81,000

	(341,000)	53,000	61,000

	$3,221,000	$2,068,000	$640,000

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset (liability) are as follows:

	October 31,
	2000	1999
Net current assets:
Accrued liabilities	$34,000	$37,000
Allowance for doubtful accounts	11,000	22,000
Inventory reserve and capitalized inventory	53,000	70,000
State income taxes	239,000	21,000

	$337,000	$150,000

Net non-current assets (liabilities):
Net operating loss carryforwards	2,700,000	—
Depreciation and amortization	(196,000)	(264,000)
Tax credits	48,000	—
Other	38,000	—

	$2,590,000	$(264,000)

    At October 31, 2000, the Company had federal net operating loss carryforwards of $8 million beginning to expire in 2018. The use of such net operating loss carryforwards is subject to statutory limitations.

    A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2000	1999	1998
Federal tax provision at U.S. statutory rate	(34)%	34%	34%
State income taxes, net of federal tax benefit	(6)	3	5
Acquired in-process R&D	162	—	—
Tax-exempt interest income	(4)	(1)	—
Tax credits	(2)	—	—
Other, net	(1)	2	(2)

	115%	38%	37%

    The Company's federal and state provisions do not reflect the tax savings from deductions associated with the Company's stock option plan. These savings were $37,000, $948,000 and $116,000 in fiscal 2000, 1999 and 1998, respectively, and were credited to stockholders' equity.

NOTE 10—RETIREMENT PLAN:

    The Company has a 401(k) retirement plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company's expense for its plan totaled $132,000, $87,000, and $7,000 for the years ended October 31, 2000, 1999, and 1998, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

    The Company leases office and manufacturing facilities under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next five years from fiscal 2001 to 2006 are $314,000, $208,000, $192,000, $16,000 and $0, respectively. Total rent expense for the years ended October 31, 2000, 1999 and 1998 was $302,000, $265,000 and $113,000, respectively.

    On August 11, 1999, PracSys (see Note 6) initiated an arbitration proceeding against the Company claiming breach of contract, breach of fiduciary duty and unfair and deceptive trade practices. The Company denied PracSys' claims, and asserted counterclaims against PracSys for breach of contract and fraud and misrepresentation in connection with PracSys' failure to complete the accelerators. On June 2, 2000, the arbitrator denied all damage claims by either party in their entirety. Additionally, the arbitrator denied PracSys' claims attempting to cancel the Company's ownership interest in PracSys and certain other exclusivity and option rights granted to the Company. Although no liability was found against the Company, the arbitrator did direct the Company to pay certain of PracSys' legal and administrative expenses related to the arbitration.

    The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 12—SELECTED QUARTERLY FINANCIAL DATA:

    The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

Fiscal 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,001	$4,440	$4,450	$4,599
Gross profit	2,658	2,965	2,972	3,061
Net income (loss)	1,234	1,397	1,480	(10,140)
Diluted earnings (loss) per share	$.17	$.19	$.20	$(1.45)
Fiscal 1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,427	$3,007	$3,444	$3,889
Gross profit	1,518	1,912	2,187	2,556
Net income	510	717	981	1,161
Diluted earnings per share	$.07	$.10	$.14	$.16

NOTE 13—SUBSEQUENT EVENT:

    In December 2000, the Company completed a follow-on offering of 2,500,000 shares of its common stock. The Company's underwriters also exercised their option to purchase an additional 375,000 shares to cover over-allotments. The net proceeds to the Company from the sale were approximately $44.7 million.

SCHEDULE II

NORTH AMERICAN SCIENTIFIC, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
					Balance at end of period
Description	Balance at Beginning of period	Charges to cost and expenses	Charged to other accounts	Deductions
Year ended October 31, 2000
Allowance for doubtful accounts	$51	$—	$—	$(24)	$27
Inventory reserves	105	—	—	(40)	65
Year ended October 31, 1999
Allowance for doubtful accounts	$19	$32	$—	$—	$51
Inventory reserves	—	105	—	—	105
Year ended October 31, 1998
Allowance for doubtful accounts	$9	$10	$—	$—	$19

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

January 26, 2001	By:	/s/ L. MICHAEL CUTRER L. Michael Cutrer President and Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRWIN J. GRUVERMAN Irwin J. Gruverman	Chairman of the Board of Directors	January 26, 2001
/s/ L. MICHAEL CUTRER L. Michael Cutrer	President, Chief Executive Officer and Director (Principal Executive Officer)	January 26, 2001
/s/ ALAN I. EDRICK Alan I. Edrick	Chief Financial Officer (Principal Financial and Accounting Officer)	January 26, 2001
/s/ ALLAN M. GREEN Dr. Allan M. Green	President, Theseus Imaging and Director	January 26, 2001
/s/ LARRY BERKIN Larry Berkin	Director	January 26, 2001
/s/ MICHAEL C. LEE Michael C. Lee	Director	January 26, 2001

QuickLinks

NORTH AMERICAN SCIENTIFIC, INC. Table of Contents Form 10-K
Risk Factors
PART II
Overview
Results of Operations
Liquidity and Capital Resources
PART III
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS
NORTH AMERICAN SCIENTIFIC, INC. Consolidated Balance Sheets
NORTH AMERICAN SCIENTIFIC, INC. Consolidated Statements of Income
NORTH AMERICAN SCIENTIFIC, INC. Consolidated Statements of Changes in Stockholders' Equity
NORTH AMERICAN SCIENTIFIC, INC. Consolidated Statements of Cash Flows
NORTH AMERICAN SCIENTIFIC, INC. Notes to Consolidated Financial Statements
SCHEDULE II NORTH AMERICAN SCIENTIFIC, INC. VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES