Form 10-Q
period 2001-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2001-05-30
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0366422 (I.R.S. Employer Identification No.)
20200 Sunburst Street, Chatsworth, CA 91311
(Address of principal executive offices)
(818) 734-8600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of May 29, 2001 was 10,110,807 shares.

NORTH AMERICAN SCIENTIFIC, INC.
Index

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets as of April 30, 2001 and October 31, 2000	3
	Consolidated Statements of Operations for the three and six months ended April 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows for the six months ended April 30, 2001 and 2000	5
	Condensed Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
Part II—Other Information
Item 4	Submissions of Matters to a Vote of Security Holders	11
Item 6.	Exhibits and Reports on Form 8-K
	Exhibits and Reports on Form 8-K	11

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	April 30, 2001	October 31, 2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,334,000	$3,072,000
Marketable securities	44,280,000	9,100,000
Accounts receivable, net	1,951,000	1,299,000
Inventories	658,000	729,000
Income taxes receivable	373,000	—
Deferred income taxes	337,000	337,000
Prepaid expenses and other current assets	333,000	183,000

Total current assets	59,266,000	14,720,000
Notes receivable	—	200,000
Equipment and leasehold improvements, net	3,763,000	3,527,000
Construction in progress	3,730,000	3,709,000
Goodwill, net	3,517,000	3,676,000
Licenses, net	2,675,000	2,797,000
Deferred income taxes	2,590,000	2,590,000
Other assets	355,000	495,000

Total assets	$75,896,000	$31,714,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,896,000	$1,715,000
Accrued expenses	1,035,000	896,000
Short-term debt	2,500,000	2,500,000
Income taxes payable	—	882,000

Total current liabilities	5,431,000	5,993,000

Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,110,807 and 7,301,702 shares issued and outstanding as of April 30, 2001 and October 31, 2000, respectively	101,000	73,000
Additional paid-in capital	72,512,000	27,550,000
Accumulated deficit	(2,148,000)	(1,902,000)

Total stockholders' equity	70,465,000	25,721,000

Total liabilities and stockholders' equity	$75,896,000	$31,714,000

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net sales	$5,060,000	$4,440,000	$9,376,000	$8,441,000
Cost of goods sold	1,770,000	1,475,000	3,276,000	2,818,000

Gross profit	3,290,000	2,965,000	6,100,000	5,623,000

Selling, general and administrative expenses	1,677,000	864,000	2,999,000	1,698,000
Research and development	2,163,000	95,000	4,382,000	138,000

Income (loss) from operations	(550,000)	2,006,000	(1,281,000)	3,787,000
Interest and other income, net	536,000	221,000	879,000	430,000

Income (loss) before provision for income taxes	(14,000)	2,227,000	(402,000)	4,217,000
Provision (benefit) for income taxes	(5,000)	830,000	(156,000)	1,585,000

Net income (loss)	$(9,000)	$1,397,000	$(246,000)	$2,632,000

Earnings (loss) per share:
Basic	$—	$.20	$(.03)	$.38

Diluted	$—	$.19	$(.03)	$.36

Shares used in per share calculations:
Basic	10,098,591	6,879,220	9,411,949	6,854,661

Diluted	10,098,591	7,507,214	9,411,949	7,407,092

See notes to the consolidated financial statements

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2001	2000
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(246,000)	$2,632,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	679,000	363,000
Non-cash stock option compensation	83,000	—
Changes in assets and liabilities
Accounts receivable	(652,000)	(167,000)
Inventories	71,000	(197,000)
Income taxes receivable	(373,000)	—
Prepaid expenses and other assets	(20,000)	(713,000)
Accounts payable	181,000	391,000
Accrued expenses	139,000	(19,000)
Income taxes payable	(882,000)	(162,000)

Net cash provided by (used in) operating activities	(1,020,000)	2,128,000

Cash flows from investing activities:
Net sales (purchases) of marketable securities	(35,180,000)	114,000
Notes receivable, net	200,000	(1,192,000)
Capital expenditures	(645,000)	(531,000)

Net cash used in investing activities	(35,625,000)	(1,609,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	44,907,000	374,000

Net cash provided by financing activities	44,907,000	374,000

Net increase in cash and cash equivalents	8,262,000	893,000
Cash and cash equivalents at beginning of period	3,072,000	1,443,000

Cash and cash equivalents at end of period	$11,334,000	$2,336,000

Supplemental disclosure of cash flow information:
Interest paid	$125,000	—

Income taxes paid	$1,030,000	$1,800,000

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Consolidated Financial Statements

    The consolidated financial information as of April 30, 2001, and for the three and six months then ended is unaudited and has been prepared by the Company in accordance with the instructions to Form 10-Q. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.

Note 2—Marketable Securities

    The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of April 30, 2001.

Note 3—Inventories

    Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	April 30, 2001	October 31, 2000
Raw materials	$365,000	$472,000
Work in process	135,000	55,000
Finished goods	158,000	202,000

	$658,000	$729,000

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net income (loss)	$(9,000)	$1,397,000	$(246,000)	$2,632,000

Weighted average shares outstanding—Basic	10,098,591	6,879,220	9,411,949	6,854,661
Dilutive effect of stock options and warrants	—	627,994	—	552,431

Weighted average shares outstanding—Diluted	10,098,591	7,507,214	9,411,949	7,407,092

Basic earnings (loss) per share	$—	$.20	$(.03)	$.38
Diluted earnings (loss) per share	$—	$.19	$(.03)	$.36

    Since the Company reported a net loss for the three and six months ended April 30, 2001, stock options and warrants to purchase 460,473 and 587,853 common shares for the three and six months ended April 30, 2001, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

    Stock options to purchase 491,254 and 100,333 common shares for the three months ended April 30, 2001 and 2000, respectively, and 358,603 and 99,766 shares for the six months ended April 30, 2001 and 2001, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain matters discussed in this Form 10-Q are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements.

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

Results of Operations

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

    Net sales.  Net sales increased $620,000, or 14%, to $5,060,000 for the three months ended April 30, 2001 from $4,440,000 for the three months ended April 30, 2000. The increase in net sales was due to the increase in revenues generated from both our brachytherapy and non-therapeutic product lines.

    Gross profit.  Gross profit increased $325,000 or 11% to $3,290,000 for the three months ended April 30, 2001 from $2,965,000 for the three months ended April 30, 2000. Gross profit as a percent of sales decreased from 67% to 65% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in the product mix and increasing pricing competition in our product lines.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased $813,000, or 94%, to $1,677,000 for the three months ended April 30, 2001 from $864,000 for the three months ended April 30, 2000. SG&A expenses increased primarily due to the following: (i) the inclusion of expenses incurred by Theseus Imaging Corporation which was acquired in October 2000, (ii) amortization of goodwill and other intangible assets resulting from the acquisition of Theseus totaling $146,000 and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

    Research and development.  Research and development costs totaled $2,163,000 for the three months ended April 30, 2001. Such costs were not significant for the three months ended April 30, 2000. The increase primarily represents our continued investment in Apomate™ which is currently in clinical trials to assess heart attack damage, response to cancer treatment and heart transplant rejection. The increase in research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

    Interest and other income.  Interest and other income increased $315,000 to $536,000 for the three months ended April 30, 2001 from $221,000 for the three months ended April 30, 2000. This increase resulted from the investment of funds received from our follow-on offering completed in December 2000 which was partially offset by the interest expense incurred on our short-term debt.

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000

    Net sales.  Net sales increased $935,000, or 11%, to $9,376,000 for the six months ended April 30, 2001 from $8,441,000 for the six months ended April 30, 2000. The increase in net sales was due to the increase in revenues generated from both our brachytherapy and non-therapeutic product lines.

    Gross profit.  Gross profit increased $477,000 or 8% to $6,100,000 for the six months ended April 30, 2001 from $5,623,000 for the six months ended April 30, 2000. Gross profit as a percent of sales decreased from 67% to 65% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in the product mix and increasing pricing competition in our product lines.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1,301,000, or 77%, to $2,999,000 for the six months ended April 30, 2001 from $1,698,000 for the six months ended April 30, 2000. SG&A expenses increased primarily due to the following: (i) the inclusion of expenses incurred by Theseus Imaging Corporation which was acquired in October 2000, (ii) amortization of goodwill and other intangible assets resulting from the acquisition of Theseus totaling $292,000 and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

    Research and development.  Research and development costs totaled $4,382,000 for the six months ended April 30, 2001. Such costs were not significant for the six months ended April 30, 2000. The increase primarily represents our continued investment in Apomate™ which is currently in clinical trials to assess heart attack damage, response to cancer treatment and heart transplant rejection. The increase in research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

    Interest and other income.  Interest and other income increased $449,000 to $879,000 for the six months ended April 30, 2001 from $430,000 for the six months ended April 30, 2000. This increase resulted from the investment of funds received from our follow-on offering completed in December 2000 which was partially offset by the interest expense incurred on our short-term debt.

Liquidity and Capital Resources

    To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development, capital expenditures and strategic investments in related businesses. We have satisfied these needs primarily through a combination of public offerings and private placements of our common stock and from cash generated by operations. We do not currently have a line of credit or similar arrangements with a bank. In December 2000, we completed a follow-on public offering of 2,875,0000 shares of our common stock. The net proceeds we received from the sale were approximately $44.6 million. At April 30, 2001, we had cash and investments in marketable securities aggregating approximately $55.6 million and working capital of $53.8 million. For the six months ended April 30, 2001, net cash used by operating activities was approximately $1.0 million. Net cash used in investing activities totaled approximately $35.6 million during the six months ended April 30, 2001, of which $35.2 million represented the investment of funds from the follow-on offering.

    We receive cash from the exercise of stock options. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

    We are authorized to purchase up to $1.5 million of our common stock on the open market. No such shares have been repurchased as of April 30, 2001.

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We adopted SFAS 133 effective November 1, 2000. The adoption of this pronouncement had no material effect on our operations or financial position.

    In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, SAB 101, "Revenue Recognition in Financial Statements." We are required to adopt SAB 101 no later than our fourth quarter of fiscal 2001. We do not expect the adoption of this pronouncement to have a material effect on our operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Information about market risks for the three months ended April 30, 2001 does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2000.

PART II—OTHER INFORMATION

    We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 4 Submission of Matters to a Vote of Security Holders

    On April 6, 2001, we held our 2001 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2002 Annual Meeting of Stockholders: Irwin J. Gruverman, L. Michael Cutrer, Dr. Allan M. Green and Larry Berkin. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Gruverman	9,514,902	268,075	—
Cutrer	9,512,652	270,325	—
Green	9,514,382	268,595	—
Berkin	9,498,737	284,240	—

    The stockholders also voted to approve an amendment to our Amended and Restated 1996 Stock Option Plan. A total of 3,454,474 shares were cast for the adoption of the proposal, 3,387,780 shares were cast against this proposal, 31,624 shares abstained and there were 2,909,099 broker non-votes.

    The stockholders also voted to approve the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending October 31, 2001. A total of 9,428,125 shares were cast for the adoption of the proposal, 350,077 shares were cast against this proposal, and 4,775 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Reports on Form 8-K—No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
May 30, 2001	By:	/s/ L. MICHAEL CUTRER
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer (Principal Executive Officer)
May 30, 2001	By:	/s/ ALAN I. EDRICK
		Name:	Alan I. Edrick
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
NORTH AMERICAN SCIENTIFIC, INC. Index
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
NORTH AMERICAN SCIENTIFIC, INC. Condensed Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Results of Operations
Liquidity and Capital Resources
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II—OTHER INFORMATION
  Item 4 Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES