Form 10-Q
period 2001-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2001-09-05
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0366422 (I.R.S. Employer Identification No.)
20200 Sunburst Street, Chatsworth, CA 91311 (Address of principal executive offices)
(818) 734-8600 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of August 31, 2001 was 10,156,304 shares.

NORTH AMERICAN SCIENTIFIC, INC.

Index

Page
Part I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of July 31, 2001 and October 31, 2000	3
Consolidated Statements of Operations for the three and nine months ended July 31, 2001 and 2000	4
Consolidated Statements of Cash Flows for the nine months ended July 31, 2001 and 2000	5
Condensed Notes to the Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K
Exhibits and Reports on Form 8-K	13

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	July 31, 2001	October 31, 2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,033,000	$3,072,000
Marketable securities	48,520,000	9,100,000
Accounts receivable, net	1,646,000	1,299,000
Inventories	630,000	729,000
Income taxes receivable	1,362,000	—
Deferred income taxes	337,000	337,000
Prepaid expenses and other current assets	705,000	183,000

Total current assets	61,233,000	14,720,000
Notes receivable	—	200,000
Equipment and leasehold improvements, net	3,654,000	3,527,000
Construction in progress	—	3,709,000
Goodwill, net	3,500,000	3,676,000
Licenses, net	2,622,000	2,797,000
Deferred income taxes	2,590,000	2,590,000
Other assets	318,000	495,000

Total assets	$73,917,000	$31,714,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$960,000	$1,715,000
Accrued expenses	1,404,000	896,000
Short-term debt	2,500,000	2,500,000
Income taxes payable	—	882,000

Total current liabilities	4,864,000	5,993,000

Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,151,471 and 7,301,702 shares issued and outstanding as of July 31, 2001 and October 31, 2000, respectively	101,000	73,000
Additional paid-in capital	72,933,000	27,550,000
Accumulated deficit	(3,981,000)	(1,902,000)

Total stockholders' equity	69,053,000	25,721,000

Total liabilities and stockholders' equity	$73,917,000	$31,714,000

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

	Three Months Ended July 31,		Nine months Ended July 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net sales	$4,851,000	$4,450,000	$14,227,000	$12,891,000
Cost of goods sold	1,733,000	1,478,000	5,009,000	4,296,000

Gross profit	3,118,000	2,972,000	9,218,000	8,595,000

Selling, general and administrative expenses	1,583,000	885,000	4,582,000	2,583,000
Research and development	1,066,000	126,000	5,449,000	264,000
Write-off of construction in progress	3,743,000	—	3,743,000	—

Income (loss) from operations	(3,274,000)	1,961,000	(4,556,000)	5,748,000
Interest and other income, net	455,000	403,000	1,335,000	833,000

Income (loss) before provision for income taxes	(2,819,000)	2,364,000	(3,221,000)	6,581,000
Provision (benefit) for income taxes	(987,000)	884,000	(1,143,000)	2,469,000

Net income (loss)	$(1,832,000)	$1,480,000	$(2,078,000)	$4,112,000

Earnings (loss) per share:
Basic	$(.18)	$.21	$(.22)	$.60

Diluted	$(.18)	$.20	$(.22)	$.55

Shares used in per share calculations:
Basic	10,128,540	6,884,806	9,651,487	6,872,402

Diluted	10,128,540	7,527,990	9,651,487	7,467,303

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2001	2000
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,078,000)	$4,112,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,062,000	543,000
Gain on sale of other assets	—	(119,000)
Write-off of construction in progress	3,743,000	—
Non-cash stock option compensation	131,000	—
Changes in assets and liabilities
Accounts receivable	(347,000)	771,000
Inventories	99,000	(275,000)
Income taxes receivable	(1,362,000)	—
Prepaid expenses and other assets	(429,000)	(681,000)
Accounts payable	(755,000)	331,000
Accrued expenses	506,000	(65,000)
Income taxes payable	(882,000)	(163,000)

Net cash (used in) provided by operating activities	(312,000)	4,454,000

Cash flows from investing activities:
Net sales (purchases) of marketable securities	(39,420,000)	77,000
Proceeds from sale of other assets	—	169,000
Notes receivable, net	200,000	(2,027,000)
Capital expenditures	(788,000)	(1,247,000)

Net cash used in investing activities	(40,008,000)	(3,028,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	45,281,000	484,000

Net cash provided by financing activities	45,281,000	484,000

Net increase in cash and cash equivalents	4,961,000	1,910,000
Cash and cash equivalents at beginning of period	3,072,000	1,443,000

Cash and cash equivalents at end of period	$8,033,000	$3,353,000

Supplemental disclosure of cash flow information:
Interest paid	$125,000	—

Income taxes paid	$1,030,000	$2,600,000

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Consolidated Financial Statements

    The consolidated financial information as of July 31, 2001, and for the three and nine months then ended is unaudited and has been prepared by the Company in accordance with the instructions to Form 10-Q. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited financial information is presented on a basis consistent with the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the reporting period. Actual results could differ from those estimates.

Note 2—Marketable Securities

    The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based upon quoted market prices, and the costs of securities as of July 31, 2001.

Note 3—Inventories

    Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	July 31, 2001	October 31, 2000
Raw materials	$325,000	$472,000
Work in process	87,000	55,000
Finished goods	218,000	202,000

	$630,000	$729,000

Note 4—Follow-on Offering

    In December 2000, the Company completed a follow-on offering of 2,500,000 shares of its common stock. The Company's underwriters also exercised their option to purchase an additional 375,000 shares to cover over-allotments. The net proceeds to the Company from the sale were approximately $44.6 million.

Note 5—Net Income (Loss) per Share

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net income (loss)	$(1,832,000)	$1,480,000	$(2,078,000)	$4,112,000

Weighted average shares outstanding—Basic	10,128,540	6,884,806	9,651,487	6,872,402
Dilutive effect of stock options and warrants	—	643,184	—	594,901

Weighted average shares outstanding—Diluted	10,128,540	7,527,990	9,651,487	7,467,303

Basic earnings (loss) per share	$(.18)	$.21	$(.22)	$.60
Diluted earnings (loss) per share	$(.18)	$.20	$(.22)	$.55

    Since the Company reported a net loss, stock options and warrants to purchase 725,930 and 629,598 common shares for the three and nine months ended July 31, 2001, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

    In addition, stock options to purchase 323,221 and 135,000 common shares for the three months ended July 31, 2001 and 2000, respectively, and 354,261 and 169,096 shares for the nine months ended July 31, 2001 and 2000, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Note 6—Write-off of Construction in Progress

    Construction in progress included the costs related to two linear particle accelerators which we had under development since 1998. Our primary goal for these units was the intended production of Palladium-103 for use in our brachytherapy products as well as certain other isotopes. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, in June 2001 our Board of Directors authorized us to attempt to identify buyers for this equipment while continuing to monitor the commercial advantages of purchasing the radioisotopes instead of manufacturing them. In August 2001, we concluded that (1) the availability of commercially produced isotopes substantially diminished the economic benefits of completing the accelerators and (2) there were no buyers for the equipment. Accordingly, we have elected to cease the development efforts and to attempt to dispose of the equipment. Results of operations for the three and nine month periods ended July 31, 2001 include a charge of approximately $3.7 million to reflect the total write-off of the equipment.

Note 7—Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, SAB 101, "Revenue Recognition in Financial Statements." We are required to adopt SAB 101 no later than our fourth quarter of fiscal 2001. We do not expect the adoption of this pronouncement to have a material effect on our operations or financial position.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

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

Results of Operations

Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

    Net sales.  Net sales increased $401,000, or 9%, to $4,851,000 for the three months ended July 31, 2001 from $4,450,000 for the three months ended July 31, 2000. The increase in net sales was due to the increase in revenues generated from both our brachytherapy and non-therapeutic product lines.

    Gross profit.  Gross profit increased $146,000 or 5% to $3,118,000 for the three months ended July 31, 2001 from $2,972,000 for the three months ended July 31, 2000. Gross profit as a percent of sales decreased from 67% to 64% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in the product mix and increasing pricing competition in our product lines.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased $698,000, or 79%, to $1,583,000 for the three months ended July 31, 2001 from $885,000 for the three months ended July 31, 2000. SG&A expenses increased primarily due to the following: (i) the inclusion of expenses incurred by Theseus Imaging Corporation which was acquired in October 2000, (ii) amortization of goodwill and other intangible assets resulting from the acquisition of Theseus totaling $146,000 and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

    Research and development.  Research and development costs totaled $1,066,000 for the three months ended July 31, 2001. Such costs were not significant for the three months ended July 31, 2000. The increase primarily represents our continued investment in Apomate™ which is currently in clinical trials to assess heart attack damage, response to cancer treatment and heart transplant rejection. The increase in research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

    Write-off of construction in progress.  Construction in progress included the costs related to two linear particle accelerators which we had under development since 1998. Our primary goal for these units was the intended production of Palladium-103 for use in our brachytherapy products as well as certain other isotopes. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, in June 2001 our Board of Directors authorized us to attempt to identify buyers for this equipment while continuing to monitor the commercial advantages of purchasing the radioisotopes instead of manufacturing them. In August 2001, we concluded that (1) the availability of commercially produced isotopes substantially diminished the economic benefits of completing the accelerators and (2) there were no buyers for the equipment. Accordingly, we have elected to cease the development efforts and to attempt to dispose of the equipment. Results of operations for the three and nine month periods ended July 31, 2001 include a charge of approximately $3.7 million to reflect the total write-off of the equipment.

    Interest and other income.  Interest and other income increased $52,000 to $455,000 for the three months ended July 31, 2001 from $403,000 for the three months ended July 31, 2000. This increase resulted from the investment of funds received from our follow-on offering completed in December 2000 which was partially offset by (i) the interest expense incurred on our short-term debt and (ii) in 2000 we realized a pre-tax gain of $119,000 related to the disposition of 7,680 shares of series A preferred stock in RadioMed, a privately held company. Our effective yield on our investment portfolio has decreased consistent with a declining interest rate environment.

Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2000

    Net sales.  Net sales increased $1,336,000, or 10%, to $14,227,000 for the nine months ended July 31, 2001 from $12,891,000 for the nine months ended July 31, 2000. The increase in net sales was due to the increase in revenues generated from both our brachytherapy and non-therapeutic product lines.

    Gross profit.  Gross profit increased $623,000 or 7% to $9,218,000 for the nine months ended July 31, 2001 from $8,595,000 for the nine months ended July 31, 2000. Gross profit as a percent of sales decreased from 67% to 65% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in the product mix and increasing pricing competition in our product lines.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1,999,000, or 77%, to $4,582,000 for the nine months ended July 31, 2001 from $2,583,000 for the nine months ended July 31, 2000. SG&A expenses increased primarily due to the following: (i) the inclusion of expenses incurred by Theseus Imaging Corporation which was acquired in October 2000, (ii) amortization of goodwill and other intangible assets resulting from the acquisition of

Theseus totaling $436,000 and (iii) other general and administrative expenses were increased to give effect to management's plans for the expansion of the Company.

    Research and development.  Research and development costs totaled $5,449,000 for the nine months ended July 31, 2001. Such costs were not significant for the nine months ended July 31, 2000. The increase primarily represents our continued investment in Apomate™ which is currently in clinical trials to assess heart attack damage, response to cancer treatment and heart transplant rejection. The increase in research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

    Write-off of construction in progress.  Construction in progress included the costs related to two linear particle accelerators which we had under development since 1998. Our primary goal for these units was the intended production of Palladium-103 for use in our brachytherapy products as well as certain other isotopes. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, in June 2001 our Board of Directors authorized us to attempt to identify buyers for this equipment while continuing to monitor the commercial advantages of purchasing the radioisotopes instead of manufacturing them. In August 2001, we concluded that (1) the availability of commercially produced isotopes substantially diminished the economic benefits of completing the accelerators and (2) there were no buyers for the equipment. Accordingly, we have elected to cease the development efforts and to attempt to dispose of the equipment. Results of operations for the three and nine month periods ended July 31, 2001 include a charge of approximately $3.7 million to reflect the total write-off of the equipment.

    Interest and other income.  Interest and other income increased $502,000 to $1,335,000 for the nine months ended July 31, 2001 from $833,000 for the nine months ended July 31, 2000. This increase resulted from the investment of funds received from our follow-on offering completed in December 2000 which was partially offset by (i) the interest expense incurred on our short-term debt and (ii) in 2000 we realized a pre-tax gain of $119,000 related to the disposition of 7,680 shares of series A preferred stock in RadioMed, a privately held company. Our effective yield on our investment portfolio has decreased consistent with a declining interest rate environment.

Liquidity and Capital Resources

    To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development, capital expenditures and strategic investments in related businesses. We have satisfied these needs primarily through a combination of public offerings and private placements of our common stock and from cash generated by operations. We do not currently have a line of credit or similar arrangements with a bank. In December 2000, we completed a follow-on public offering of 2,875,000 shares of our common stock. The net proceeds we received from the sale were approximately $44.6 million. At July 31, 2001, we had cash and investments in marketable securities aggregating approximately $56.6 million and working capital of $56.4 million. For the nine months ended July 31, 2001, net cash used by operating activities was approximately $0.3 million. Net cash used in investing activities totaled approximately $40.0 million during the nine months ended July 31, 2001, of which $39.4 million represented the investment of funds from the follow-on offering.

    We receive cash from the exercise of stock options. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

    We are authorized to purchase up to $1.5 million of our common stock on the open market. No such shares have been repurchased as of July 31, 2001.

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

    We anticipate incurring approximately $20 million of expenses with respect to Apomate™ over the next two to three years for ongoing clinical trials and development costs. An additional $2.5 million was paid to NeoRx Corporation in August of 2001 pursuant to our license of patent rights and technology related to Apomate™, with additional milestone payments of up to $4 million payable throughout the life of the contract.

    We anticipate that available cash will provide sufficient funds to cover the above costs. In addition, the costs related to Apomate™ may be reduced if we enter into any strategic partnerships related to Apomate™.

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

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Information about market risks for the three months ended July 31, 2001 does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2000.

PART II—OTHER INFORMATION

    We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 6. Exhibits and Reports on Form 8-K

  b.
  Reports on Form 8-K—No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
September 4, 2001	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer (Principal Executive Officer)
September 4, 2001	By:	/s/ Alan I. Edrick
		Name:	Alan I. Edrick
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

NORTH AMERICAN SCIENTIFIC, INC. Index
NORTH AMERICAN SCIENTIFIC, INC. Consolidated Balance Sheets
NORTH AMERICAN SCIENTIFIC, INC. Consolidated Statements of Operations
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
SIGNATURES