Form 10-K
period 2001-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2002-01-17
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

        /x/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001
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

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    / /

        As of January 16, 2002, approximately 10,187,203 shares of the Registrant's Common Stock, $.01 par value, were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $141,092,762 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on or about March 29, 2002, are incorporated by reference into Part III of this Form 10-K.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K

Item 1. BUSINESS

INTRODUCTION

        Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section contained in this Item 1, or detailed from time to time in our other filings with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 10-Q and Form 8-K, and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

        In 1996, we began to focus our research and product development activities primarily on high value, high growth medical products which are useful in the diagnosis, management and treatment of diseases such as cancer and heart disease. This initiative resulted in the development of our first two therapeutic products, iodine-based and palladium-based implantable brachytherapy seeds for the treatment of prostate cancer. These products are marketed under the trademarks IoGold® and PdGold®, respectively, by Mentor Corporation ("Mentor"), our distributor for these products. Since the commercial introduction of IoGold™ in January 1998, our brachytherapy business has grown substantially. We believe that we are the third largest manufacturer in the world of brachytherapy seeds for the treatment of prostate cancer.

        Our efforts at expanding our products to larger markets also led to the acquisition of Theseus Imaging Corporation ("Theseus") in October 2000. Theseus' primary product candidate is Apomate™, an in vivo nuclear medicine imaging agent that targets cells undergoing apoptosis or necrosis, two forms of cell death. We intend for Apomate™ to provide information that will allow clinicians to make better therapeutic decisions for individual patients by monitoring disease or the patient's response to treatment of disease with increased sensitivity and speed.

        Apomate™ is in clinical trials for several indications: determining early response to chemotherapy, assessing the location and extent of heart attack damage, and detecting heart transplant rejection. Apomate™ is primarily being studied for its ability to rapidly assess early response to chemotherapy in cancer patients with lymphoma, non-small cell lung cancer and breast cancer, and its potential to demonstrate the location and extent of irreversibly damaged heart tissue in heart attack patients.

BRACHYTHERAPY SEEDS FOR PROSTATE CANCER

        Prostate Cancer.    The prostate gland, found only in men, is a small walnut-sized gland surrounding the urethra, located under the bladder and in front of the rectum. According to the American Cancer Society, prostate cancer is considered a slow growing cancer relative to other types of cancer. Symptoms of prostate cancer are often not noticed until the cancer has progressed past early stages of the disease. A digital rectal examination during a routine physical examination is the most commonly used test for identifying prostate cancer. Additionally, a blood test to detect a prostate specific antigen, or PSA, has rapidly become an accepted means of detecting early-stage prostate cancer. The PSA test, which is recommended for men over the age of 50, determines the amount of prostate specific antigen contained in an examinee's blood. Elevated levels of PSA can result from benign symptoms such as inflammation but can also be indicative of the presence of cancerous cells in the prostate. The emergence of PSA blood testing has greatly improved physicians' ability to diagnose and treat early stage prostate cancer.

        Prostate cancer is the second most prevalent form of cancer in men in the United States and is the second most common cause of cancer death in men. The American Cancer Society estimates that in 2001 more than 198,000 new cases of prostate cancer will be diagnosed in the United States and approximately 32,000 deaths will be attributable to the disease. The cost of medical treatment in the United States for patients with prostate cancer has been estimated at approximately $5 billion annually.

        There are several therapies available for the treatment of prostate cancer.

Brachytherapy

        Overview.    Brachytherapy is a minimally invasive medical procedure in which sealed radioactive sources are temporarily or permanently implanted into cancerous tissue, delivering a therapeutically prescribed dose of radiation that is lethal to the cancerous tissue. In the seeding procedure, generally 60 to 120 rice-sized, low-level radioactive seeds, containing either Palladium-103 or Iodine-125, are permanently implanted into the prostate, usually by a radiation oncologist or urologist, to irradiate and destroy cancerous prostatic tissue. Insertion of the seeds is performed under ultrasound guidance that allows the physicians to view the prostate to ensure proper seed implantation. A template, or grid, covers the perineum and is attached to the ultrasound probe to facilitate correct needle placement. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in the treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. Following completion of the procedure, an x-ray or CT image is viewed to verify seed placement.

        Brachytherapy patients are typically treated on an outpatient basis, as the entire procedure typically takes less than two hours and patients generally are permitted to go home the same day. Most patients are able to return to their normal activities within two or three days following the procedure.

        The use of brachytherapy to treat prostate cancer has grown significantly over the past several years due to its advantages over other therapies, including radical prostatectomy, or RP, and external beam radiation therapy, or EBRT. Brachytherapy is the newest of the three primary techniques for the treatment of prostate cancer. In recent years, ten-year survival data has become available which demonstrates the comparability of brachytherapy treatment with surgery. We believe that the increasing use of this technique reflects the growing acceptance in the medical community and among patients of this comparative data.

        Published data has shown that brachytherapy usually results in lower incidences of impotence and incontinence compared to other therapies, and faster recovery times than RP. Moreover, studies show that the disease free survival rates ten years after brachytherapy treatment are comparable to RP. Brachytherapy is most effective for localized tumors treated in the early stages of the disease. Therefore, we believe that the growing use of PSA tests will help detect prostate cancer at an earlier stage and enhance the attractiveness of brachytherapy as a treatment alternative.

        Our Brachytherapy Products.    We were the first company to manufacture both iodine and palladium based brachytherapy seeds, the two most commonly used seeds for the treatment of prostate cancer. These two products differ in the time each takes to decay, and, consequently in the rate and intensity at which the radiation dose is delivered. Because physicians may prefer either iodine or palladium seeds, we believe that it is advantageous to offer both in order to address the entire market. Both types of seeds are marketed under the Mentor trademarks of IoGold®and PdGold® through its sales force. Although our products are primarily marketed in the United States, Mentor also has the right to sell our products in foreign countries. In December 2000, we received a CE mark which enables Mentor to market and sell our brachytherapy seeds in Europe.

  •
  IoGold®. In January 1998, we launched our first FDA-approved brachytherapy source, an Iodine-125 based seed, used primarily for the treatment of prostate cancer. Each seed consists of a laser welded biocompatible titanium capsule approximately the size of a grain of rice, containing Iodine-125 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. The iodine in IoGold® has a half life of 59 days; therefore, it utilizes lower activity levels to deliver a therapeutic dose over a longer period of time compared to the Palladium-103 seed.

  •
  PdGold®. In April 1999, we introduced our second FDA-approved brachytherapy source, a Palladium-103 based seed, also used primarily for the treatment of prostate cancer. Each palladium seed consists of a similar laser welded biocompatible titanium capsule containing Palladium-103 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. The palladium in PdGold® has a half life of 17 days; therefore, it utilizes higher activity levels to deliver a therapeutic dose over a shorter period of time compared to the Iodine-125 seed.

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

        While EBRT directs a single beam at the prostate, a new technique, known as Intensity Modulated Radiation Therapy, or IMRT, is designed to spare healthy tissue by directing multiple beams from various angles to the cancerous tissue, with varying levels of intensity. IMRT has not yet gained widespread use and does not yet have long-term clinical data supporting better efficacy rates or lower incidences of side effects.

        Other Treatments.    Cryosurgery, a procedure in which tissue is frozen to destroy tumors, is another treatment option for prostate cancer. Currently, this procedure is not widely used, although promising treatment outcomes have been reported. Without precise control of the cryoprobe, tissue freezing may be non-selective. Consequently, diseased and healthy tissue may be destroyed at the same rate. Cryosurgery typically requires a one to two day hospital stay and is associated with higher rates of impotence than brachytherapy.

        Other treatments include hormone therapy and chemotherapy, which may be used to reduce the size of cancerous tumors. However, these treatments are not intended to ultimately cure a patient of prostate cancer. Instead, such treatment choices are made by physicians in an attempt to extend patients' lives if the cancer has reached an advanced stage or as ancillary treatment methods used in conjunction with other treatment mechanisms. Common side effects of hormone therapy are impotence, decreased libido and development of breasts, and common side effects of chemotherapy are nausea, hair loss and fatigue.

        "Watchful waiting," while not a treatment, is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as upon the age and life expectancy of the patient. Physicians and patients who choose watchful waiting are frequently seeking to avoid the negative side effects associated with RP or other treatment modalities. Through careful monitoring of PSA levels and close examination for advancing symptoms of prostate cancer, physicians are able to choose more active treatments at a later date.

Mentor Relationship

        We have an exclusive worldwide distribution agreement with Mentor which grants them the right to market and sell IoGold® and PdGold® brachytherapy seeds for the treatment of prostate cancer. We originally entered into a five-year agreement with Mentor, effective January 1998, covering Iodine-125 brachytherapy seeds. Subsequently, in February 1999, we amended the agreement to establish provisions providing for Mentor's exclusive worldwide marketing and distribution rights with regard to Palladium-103 seeds. The term of the agreement for both seed product lines expires in 2003, however, Mentor holds a one-time option to extend the exclusive agreement for an additional three years subject to the attainment of certain performance criteria. Under the agreement Mentor is responsible for all sales and marketing activities, including the education and support of urologists, radiation oncologists, medical physicists and other personnel involved in the use of brachytherapy seeds. The agreement also provides us the right to terminate Mentor's exclusivity with respect to any product for which Mentor fails to achieve target market share requirements in certain designated geographic areas, subject to certain curing provisions whereby Mentor can maintain exclusivity.

        We believe that Mentor did not meet its 2000 target market share with respect to sales of PdGold® and we believe that it is unlikely that Mentor has met its 2001 target. In addition, we believe that Mentor might not meet its 2001 target with respect to sales of IoGold®. Subject to performance review by both parties, a shortfall can result in our option to terminate Mentor's right of exclusivity subject to certain curing provisions set forth in our agreement with Mentor.

        This alliance with Mentor has provided us with the ability to leverage Mentor's sales and marketing capability as an established leader in urology while allowing us to focus on our plans for diversification into other areas. Mentor currently distributes IoGold® and PdGold® through its brachytherapy specialists and its urology sales force which targets urologists, radiation oncologists and medical physicists for the brachytherapy line.

APOMATE™

        Apomate™ is a kit consisting of multiple components for the preparation of Technetium Tc-99m labeled Annexin-V, a human protein produced by recombinant techniques. It is administered intravenously and is intended for the in vivo imaging of apoptosis and necrosis, two forms of cell death, using standard nuclear medicine imaging procedures.

        Nuclear medicine imaging involves injecting a radioisotope into the patient's body, detecting the signal emitted by the radioisotope with a gamma camera and then creating an image of the target area, usually through the use of a computer. A radioisotope, such as Technetium Tc-99m, is typically coupled with a carrier molecule that binds on a selective basis with targeted tissues. Because of the sensitivity of gamma cameras, only tiny amounts of radioisotopes are required to produce nuclear images. Nuclear medicine imaging is unique in that it documents organ function and structure, in contrast to diagnostic radiology, which images anatomy. Nuclear medicine imaging procedures often identify abnormalities very early in the progression of a disease, long before some medical problems are detected using other diagnostic tests. The Society of Nuclear Medicine estimates that 10 to 12 million nuclear medicine imaging examinations or therapeutic procedures are performed in the United States each year.

        Apoptosis was once of interest only in a few specialized fields of biology, but is now recognized as a central feature of cancer treatment, heart attack, and organ transplant rejection. During apoptosis, several physiologic stimuli may trigger a cellular set of processes that result in an orderly self-destruction and disposal of the cell without breaking open the cell membrane. This process can be induced by disease, such as in transplant rejection or heart attack, or can be purposely induced as the result of certain forms of cancer therapy, including chemotherapy and radiotherapy. Unlike apoptosis, necrosis is a disorganized nonphysiologic process characterized by physical disruption of the cell membrane. Necrosis can be caused by mechanical, thermal, electrical or noxious chemical injury and by profound hypoxia (a deficiency in the amount of oxygen reaching body tissues), ischemia (a decrease in the blood supply to a bodily organ, tissue, or part caused by constriction or obstruction of the blood vessels), or respiratory poisons. In a normal healthy cell, membrane integrity is maintained by a series of controlled biochemical processes. The process of apoptosis is characterized by the maintenance of cell membrane integrity, while necrosis is accompanied by the breakdown and fragmentation of the cell membrane.

        During apoptosis, the inactivation of a particular enzyme, translocase, allows a molecule known as phosphatidylserine, or PS, which is normally only found on the inside of the cell membrane to migrate to the outer surface of the cell membrane. Annexin-V has a strong binding affinity for PS. As soon as PS is expressed on the surface of the cell it becomes accessible as a binding target site for Apomate™.

        Cells dying from necrosis have membrane disruption, typically with cell swelling. Although PS may not migrate to the outer surface of the cell membrane during necrosis, the loss of membrane integrity allows Apomate™ to bind to PS on the inner leaflet of the cell membrane.

        Once Apomate™ binds to PS, standard nuclear medicine imaging techniques are used to produce an image of cell death associated with either apoptosis or necrosis. Apomate™ is currently in clinical trials for imaging apoptosis and necrosis to assess early response to cancer treatment, determine the location and extent of damage in heart attack and to image heart transplant rejection. We believe that Apomate™ will allow clinicians to make better therapeutic decisions for individual patients by monitoring the patient's condition or response to treatment with greater sensitivity and speed.

Cancer Treatment

        Many cancer treatments, including radiotherapy, chemotherapy or immunotherapy, are intended to kill tumor cells. Apomate™ has been shown in ongoing clinical trials to image in vivo tumors responding to treatment by binding to apoptosis-specific membrane markers that appear as soon as one to two hours after initial doses of effective treatment.

        Normally, it may take many weeks of repeated dosing with cancer drugs until response to treatment is evaluated by observation of tumor size changes. This long evaluation period can be particularly troublesome because, for example, although approximately 25% to 40% of breast cancer patients with recurrent disease respond to the first-line treatment, the side effects of the drug are felt in nearly all of the treated population. Consequently, an imaging agent with the ability to quickly measure patient response to cancer therapy should be in great demand. Such an agent also would allow for rapid identification of ineffective treatments, thereby avoiding negative side effects in circumstances where the patient is unlikely to receive meaningful clinical benefit.

        We believe that Apomate™, as a prognostic tool for cancer, has the potential to provide several benefits to patients, physicians and pharmaceutical and biotechnology companies by:

  •
  enabling evaluation of individual patient responses to cancer drugs, as soon as a few hours after initial administration of an effective agent

  •
  reducing unnecessary treatment costs

  •
  saving critical time by avoiding ineffective treatments

  •
  improving clinical outcomes

  •
  more efficiently stratifying cancer patients in clinical trials into responders and nonresponders to therapeutic regimens

  •
  providing pharmaceutical and biotechnology companies with more timely information to enable them to shorten the time to develop new therapeutic agents.

        According to the National Cancer Institute, approximately 1.3 million individuals in the United States are diagnosed with cancer each year, of which approximately 400,000 will undergo chemotherapy. Many additional patients with recurrent disease enter chemotherapy programs each year. We believe that Apomate™ imaging will dramatically enhance the choice of particular therapies, since no diagnostic tool in use today gives clinicians such rapid, direct and detailed evidence as to whether a particular treatment is effective.

        Another potential market for Apomate™ is in new cancer drugs and cancer treatment regimens under development. The ability to image cell death or lack of cell death in tumors quickly could reduce development time for new therapeutic agents.

        Clinical Trials.    Phase I clinical trials for this indication have been completed and included 69 Apomate™ imaging studies in 35 cancer patients. Subjects in this trial with positive uptake of Apomate™ post-treatment showed responses to treatment as indicated by decreases in tumor size. In the subjects with lung cancer in this initial trial, those who did not show Apomate™ uptake post-treatment, suggesting no tumor cell death, showed no decrease in tumor size in response to treatment. Thus, Apomate™ appeared to predict clinical response to treatment in non-small cell lung cancer when administered 24 hours after the first course of cancer treatment. Moreover, patients who showed uptake of Apomate™ soon after initial treatment, suggesting early tumor cell death, had a longer time to progression of their disease and a longer survival time compared to patients who failed to show Apomate™ uptake after initial treatment.

        Some of the breast cancer patients who did not show increased Apomate™ uptake 24 hours after their first chemotherapy dose did show a partial response to treatment; further studies are planned to optimize use of the agent in that population.

        In addition, Phase I studies in some lymphoma patients have shown significant increases in Apomate™ uptake shortly after treatment. We believe that Apomate™ uptake post-treatment in this population may be useful as a prognostic sign of good treatment response. Conversely, lack of post-treatment Apomate™ uptake may indicate a poor prognosis and suggest the need for more aggressive intervention, such as bone marrow transplant in conjunction with high dose chemotherapy.

        Additional Phase II studies in lung and breast cancer and in lymphoma have been initiated and are in progress. A Phase II/III study of Apomate™ in patients with non-small cell lung cancer was initiated in November 2001 and is now ongoing. This multi-center, Phase II/III study is designed to enroll patients in the United States and Europe with advanced non-small cell lung cancer, the type of cancer most commonly associated with smoking. The study is intended to assess the ability of Apomate™ to predict tumor response to chemotherapy by imaging patients within seventy-two hours following the first treatment.

Heart Attack and Coronary Artery Disease

        Coronary artery disease, or CAD, is one of the most common medical problems, affecting approximately 25% of all Americans. CAD is characterized by the buildup of cholesterol-laden deposits called plaque in the interior of blood vessels supplying blood to the heart. The heart requires a constant supply of oxygen-rich blood to function normally. As plaque in the coronary arteries increases in size, it can reduce blood flow to a region of the heart causing pain, known as angina. If the cholesterol deposits in the coronary arteries totally block the flow of blood, part of the heart muscle can infarct, or die. Infarctions are more commonly known as a heart attack. While electrocardiograms, or ECGs, and clinical laboratory tests for damage to the heart muscle have been enormously helpful, there is still much ambiguity in distinguishing a new infarction from old heart damage in patients with known coronary artery disease. ECG changes may be due to pre-existing damage and enzymes may not be sensitive enough to make a definitive diagnosis. Also, it is sometimes difficult to distinguish cardiac causes of chest pain or shortness of breath from gastrointestinal or musculoskeletal problems.

        Apomate™ imaging in patients with known heart attacks has shown positive images with definite areas of increased uptake of the imaging agent in the areas of the heart known to have had a blockage of blood flow. When a blockage occurs in a coronary blood vessel, a region of the heart normally supplied with blood by this vessel is injured and may die. Studies have shown that muscle cells in the heart can begin dying within 15 minutes of oxygen deprivation and are also injured in the first 15-30 minutes after the return of blood flow in patients whose clots are dissolved by drugs or who undergo emergency angioplasty. Apomate™'s ability to localize in areas of apoptosis and necrosis suggests that this imaging procedure may be useful in demonstrating the total volume of irreversibly damaged heart muscle. The Apomate™ studies should allow a definitive diagnosis of the location and extent of the heart damage to be made after a heart attack or after medical or surgical intervention to limit the damage associated with atherosclerosis.

        Moreover, we believe that Apomate™ may distinguish previously damaged heart tissue from freshly injured tissue in patients with known cardiovascular disease. Current regional perfusion imaging agents such as Thallium Tl-201™ and Cardiolite™ cannot always distinguish past heart tissue damage from fresh injury.

        There are approximately five million hospital or emergency room admissions annually in the United States for the purpose of ruling out a heart attack. ECG and clinical laboratory studies are definitive in diagnosing approximately 1.1 million heart attack cases. We believe that Apomate™ imaging of these patients following intervention will provide valuable information as to the extent of damaged tissue. The remaining 3.5 million patients are not definitively diagnosed with a heart attack but, nevertheless, are often required to stay overnight in the hospital for observation. We believe that Apomate™ imaging could be useful in making a definitive diagnosis of or ruling out heart attack or ischemic heart damage due to temporary reduction of blood flow to the heart in these patients if nuclear imaging becomes a routine procedure in the emergency room. Consequently, we believe the use of Apomate™ may reduce hospital costs by permitting some patients to be discharged earlier.

        Clinical Trials. A preliminary peer-reviewed publication demonstrating the localization of Technetium Tc-99m-labeled Annexin-V in patients with heart attacks was published in the Lancet, a leading British medical journal. In this study, which used an experimental laboratory preparation similar to Apomate™, six of seven patients with heart attacks had images demonstrating areas of heart uptake consistent with known heart tissue damage. Subsequently, these researchers using Apomate™ in seven additional patients with heart attacks have shown localization of Apomate™ in ECG-indicated areas of heart tissue damage in each case.

        Phase II clinical trials of Apomate™ in patients with acute myocardial infarction began in November 2000. About 65 patients with known heart attacks were imaged in those Phase II trials which compared Apomate™ imaging to standard enzyme and ECG tests as well as to Thallium Tl-201 imaging. In addition, follow-up studies were conducted in many of those individuals which demonstrated that Apomate™ images appear positive for about two to four weeks after an acute injury; and that the intensity of Apomate™ uptake diminishes over this time. These findings should be useful in establishing the optimal clinical use of Apomate™ in this setting. Phase II studies are continuing in various subpopulations of interest. Initial results have been obtained in 68 patients with acute myocardial infarction documented by chest pain, ECG, and enzyme/troponin elevation. Each patient received Apomate™ within 96 hours of onset of symptoms along with Thallium Tl-201, a perfusion imaging agent, and the distribution of both Apomate and Thallium were imaged simultaneously using a readily available technique known as "single-spin/dual isotope' SPECT imaging. No adverse events likely to be attributable to Apomate™ were observed. Approximately 85% of patients showed abnormal Apomate™ uptake suggesting persisting myocardial tissue injury up to 96 hours after the heart attack, even after interventions, such as angioplasty and thrombolysis, intended to re-open closed blood vessels. The study showed that Apomate™ can be administered safely to patients with heart attacks and that Apomate™ localizes to areas of persisting myocardial damage in most patients, even after measures taken to rapidly re-open closed blood vessels.

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

        We have also been granted Orphan Drug status for this indication by the Food and Drug Administration, or FDA.

        Clinical Trials.    In patients experiencing heart transplant rejection, the cells of the new heart are dying as a result of the apoptotic process. Preclinical results have demonstrated the ability of Apomate™ to bind to dying heart cells in rejecting heart transplant recipients. Nuclear medicine images obtained using standard instrumentation available in U.S. hospitals clearly demonstrated localization of Apomate™ in patients with biopsy-confirmed transplant rejection in Phase I clinical trials. Some of this data was recently published as a peer-reviewed article in Nature Medicine, a leading medical journal. This demonstrates the potential for non-invasive nuclear medicine imaging of early signs of rejection.

        In June 2000, we presented peer-reviewed data to the Society of Nuclear Medicine from our Phase I trial of Apomate™ in heart transplant rejection which was conducted in 27 patients who were undergoing routine surveillance heart biopsies, the standard diagnostic test for post-transplant patients. Based on these results, we initiated expanded Phase II clinical trials. Patient accrual with documented transplant rejection has proceeded slower than originally anticipated for a number of reasons. The incidence of episodes of cardiac rejection has declined in our study population, possibly due to the availability of more effective anti-rejection drugs. It has taken enrollment of ten or more patients undergoing biopsy to capture each episode of rejection for study. It appears that, given the rate of positive biopsies in this population, the study will take at least one more year to complete; and it appears any submission for marketing approval for this indication would be submitted after the end of calendar 2002. Although additional study sites could be recruited to accelerate this timetable, the Company believes that, in light of the strong results in patients with heart attack and cancer, resources must continue to be directed at those larger populations.

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

        Our commercial customers include federal and state governmental agencies, leading medical equipment manufacturers, nuclear utilities and private organizations. Our radiation sources are also sold through a select group of representatives and distributors in North America, Europe and Asia. We support our products through a full product catalog, advertising, telemarketing and trade shows, and engage in direct selling to end users as well as to equipment manufacturers for inclusion in their product lines.

PROSPERA™

        Intraocular melanoma, or a tumor occurring inside the eye, is a relatively rare malignancy which accounts for approximately 1,500 new cases each year in the United States. The two most common means of treating this condition are brachytherapy or enucleation (removal of the eye).

        In April 2000, we introduced a line of high activity brachytherapy seeds under the trademark Prospera™ for use in the treatment of ocular melanoma and other solid tumor applications. Prospera™ is used with the ultimate goal of destroying the tumor while saving the eye. Prospera™ seeds are available in both Iodine-125 seeds and Palladium-103 seeds. We directly market Prospera™ to ophthalmologists and medical physicists. The number of cases presenting annually will limit Prospera™

sales for this application, but we view it as a natural extension of our brachytherapy business and as a service to the oncology community.

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

        We currently hold one U.S. patent relating to brachytherapy. In December 1999, we received a patent for a laser welded closure device which will expire in 2018. Additionally, we have applied to extend our patent protection internationally with the European Patent Office. We also filed an application for patent protection in August 1997 on our radioactive brachytherapy source design. This application is still pending. No patent protection is afforded while the application is pending before the United States Patent Office, however, the application is maintained in secrecy so that trade secret status is maintained.

        Theseus has exclusively licensed Apomate™ technology for in vivo imaging of cell death from certain entities that have issued and pending patents with respect to this technology. During the last year, the United States Patent Office granted full patent rights to our licensor, Stanford University, for a patent for "Imaging Cell Death In Vivo" which we believe is a key patent providing strong protection for the Apomate™ technology.

        The Apomate™ technology is licensed to Theseus under the following arrangements:

  •
  Theseus is a party to a license agreement with Stanford University ("Stanford") dated April 1, 1998, and amended June 1, 1999, relating to the license of a patent for techniques for imaging cell death in vivo. The patent, containing 75 claims for the use of annexin for imaging cell death, was issued by the United States Patent and Trademark Office in March 2001. The agreement does not contain a predetermined termination date, but may be terminated by Theseus at any time upon 30 days written notice to Stanford. Stanford may terminate the Agreement if Theseus is in breach of the terms of the agreement, subject to a 30-day cure period following notice of the breach. Theseus has agreed to pay Stanford a royalty based upon the amount of licensed product sold. Additionally, Theseus has agreed to certain predetermined milestone payments over the life of the agreement which are not material in nature. Theseus' obligation to pay royalties continues for so long as Theseus by its activities would infringe a valid claim of an unexpired licensed patent of Stanford.

  •
  Theseus entered into an agreement with the University of Washington ("Washington") on June 8, 1999, whereby Theseus has licensed technology relating to a patent application covering methods and composition for imaging cell death in vivo. The agreement has no termination date, but may be terminated by Theseus upon 30 days written notice to Washington. Washington may terminate the agreement if Theseus is in breach of the terms of the agreement, subject to a 30-day cure period following notice of breach. Theseus has agreed to pay Washington a royalty based upon the amount of licensed product sold, and to make certain other milestone payments upon designated events over the life of the agreement which are not material in nature. Theseus' obligation to pay royalties continues until the latter of ten years, if no licensed patent issues, or for so long as Theseus by its activities would infringe a valid claim of an unexpired licensed patent of Washington.

  •
  Theseus is a party to a license agreement with NeoRx Corporation dated August 7, 1998, and amended August 7, 1999. Under this agreement, Theseus has an exclusive license of patent rights and technology relating to the chemical composition of the Annexin imaging agents, and a nonexclusive license of patent rights and technology relating to the attachment of radioactive elements to Annexin. This agreement runs until the last to occur of the expiration of any patents covered by the agreement or ten years after the first commercial sale to a third party of the licensed product following regulatory approval. Theseus has agreed to pay NeoRx certain royalties based upon the amount of licensed product sold, and such obligation continues in effect until the agreement terminates. The termination provisions of this agreement provide that if a default remains uncured for a period of 90 days (or 15 days in the case of a default relating to the payment of money), then the non-defaulting party has the right to terminate the agreement by written notice to the other party. Under the terms of the agreement, Theseus also agreed to pay NeoRx $3 million, $500,000 of which was paid in 1998 and $2.5 million of which was paid in August 2001. Theseus is also obligated to make up to $4.0 million of additional milestone payments upon the occurrence of certain events.

  •
  In July 2001, Theseus entered into a license agreement with AnorMed, Inc., for the rights to use its patented linker technology relating to the modification of proteins with a chemical compound and with other compounds useful in protein labeling to prepare Technetium Tc-99m labeled Annexin-V, among other uses. Studies are underway to evaluate the suitability of this preparation for use in an improved version of our Apomate™kit. The agreement runs until the last of the licensed patents expires. The termination provisions of this agreement provide that if a material default remains uncured for 90 days, then the non-defaulting party has the right to terminate the agreement by written notice to the defaulting party. As consideration for the license, Theseus has agreed to pay AnorMed, Inc. royalties based upon the amount of licensed product sold, and such obligation continues in effect for the duration of the agreement. Furthermore, Theseus is obligated to make a $500,000 milestone payment upon receipt of the first regulatory approval to market a product using AnorMed technology.

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

COMPETITION

        Our brachytherapy business is subject to intense competition. Our primary competitors in the brachytherapy seed business include Nycomed Amersham PLC, which manufactures and sells Iodine-125 brachytherapy seeds, and Theragenics Corporation, which manufacturers and sells Palladium-103 brachytherapy seeds directly and through marketing relationships with third parties, including Prostate Services of America, Inc., Nycomed Amersham PLC, C.R. Bard, Inc. and Imagyn Medical Technologies. Several additional companies have begun to sell seeds and a number of others have announced their intention to market brachytherapy products.

        For the indications currently being evaluated in clinical trials for Apomate™, established methods of patient evaluation exist and must be considered "gold standards" of treatment. To our knowledge, no radiopharmaceutical product comparable to Apomate™ currently exists. The competition which Apomate™ could potentially encounter will be physician acceptance and adoption of a new diagnostic and management tool designed to replace well-established procedures. It is also possible that Positron Emission Tomography, or PET, techniques or magnetic resonance imaging, or MRI, techniques could be used to study patient response to anti-tumor treatment or heart tissue damage. Radiopharmaceuticals, such as Thallium Tl-201 and Bristol-Myers Squibb Medical Imaging, Inc.'s Cardiolite™, are used to show abnormalities of blood flow to heart tissue. However, such agents do not directly image damage to heart tissue.

        The radiation reference source business is also subject to intense competition. Our competitors in this industry include AEA Technology PLC and Eckert & Ziegler AG. We believe that these companies have a dominant position in the market for radiation reference source products.

        We believe that we compete favorably in our targeted markets with our competitors on the basis of price, diversity of product line, customer service, quality and delivery time.

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

        In addition to the competition from the procedures and companies noted above, many companies, both public and private, are researching new and innovative methods of preventing and treating cancer and heart disease. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies that have significant resources available to them, are engaged in radiological pharmaceutical and device research. These companies are located in the United States, Europe and throughout the world. Significant developments by any of these companies could have a material adverse effect on the demand for our products.

GOVERNMENT REGULATION

        Our research and development activities and the manufacturing and marketing of our radioisotope products are subject to the laws, regulations, guidelines and regulatory clearances and approvals of governmental authorities in the United States and other countries in which our products are or will be marketed. Specifically, in the United States, the FDA regulates, among other things, new product clearances and approvals to establish the safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing. In the United States, in addition to FDA regulations, we are also subject to other federal laws, including the Occupational Safety and Health Act and the Environmental Protection Act, and we are also subject to certain state laws.

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

        In October 1997, we received 510(k) clearance from the FDA to market Iodine-125 seeds. In July 1998, we received 510(k) clearance from the FDA to market Palladium-103 seeds.

        Clinical trials of Apomate™ are ongoing in the United States under investigational new drug, or IND, filings with the Center for Biologics Evaluation and Research of the United States Food and Drug Administration. Studies are also being undertaken in Europe and Canada in accordance with applicable national laws. Apomate™ is in clinical trials as a possible diagnostic adjunctive tool for imaging heart tissue damage, specifically to identify the location and extent of heart attack damage, as well as an adjunct in the diagnosis of a heart attack and in imaging heart transplant rejection. Apomate™ is also in clinical trials for imaging response to chemotherapy, specifically in lymphoma, breast cancer with metastases, and in non-small cell lung cancer. We intend to file a biologic license application, or BLA, for these indications. We have been granted Orphan Drug status for Apomate™ for imaging heart transplant rejection.

        In connection with the manufacture and distribution of brachytherapy sources, we are required to be registered as a medical device manufacturer with the FDA. As such, we are subject to inspection by the FDA for compliance with the FDA's current Good Manufacturing Practice regulations, among other things. These regulations require that we and any of our contract manufacturers design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) notice for any product modification. We may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

        The Medical Device Reporting regulation requires that we provide information to the FDA on deaths or serious injuries alleged to be associated with the use of our devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. Labeling and promotional activities are regulated by the FDA and, in some circumstances, by the Federal Trade Commission.

        For our radiopharmaceutical products under development which may be regulated as biologics, the FDA requires:

  •
  preclinical laboratory and animal testing

  •
  submission to the FDA of an IND application which must be effective prior to the initiation of human clinical studies

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use

  •
  preparation and submission to the FDA of a marketing application known as a Biologics License Application.

  •
  review and approval of the BLA as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product.

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

Foreign Regulatory Process

        In order to sell our medical device products within the European Union, we must comply with the European Commission's medical device directive. We received a CE mark on our brachytherapy products for prostate cancer in December 2000. The CE mark is recognized worldwide as an essential European regulatory approval and will enable us to expand our sales and distribution of the products throughout the European Union. In order to perform clinical studies of our radiopharmaceutical candidate agent, we have filed an IND exemption in Canada for Apomate™. Apomate™ is being investigated in that country as an imaging agent for early response to cancer chemotherapy and for determination of heart attack damage. We have also filed a CTX application with the Medicines Control Agency in the United Kingdom for this product. It is being investigated in that jurisdiction as an imaging agent for early response to cancer chemotherapy and determination of heart attack damage. Investigational studies are also under way in other European countries in accordance with applicable national laws.

Other Regulation

        In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies in the United States. For example, we operate under a license issued by the California Department of Health and renewable every eight years which allows us to manufacture and process radioactive materials. Our licenses for our North Hollywood and Chatsworth facilities expire in 2007 and 2008, respectively. We are also subject to a routine inspection by the California Department of Health Services for compliance with good manufacturing practice, health and safety requirements, and other applicable regulations. Violation or alleged violation of these regulations may result in government action ranging from warning letters to criminal prosecution. Companies that violate these regulations are also subject to large civil penalties. Moreover, our use, management and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

MANUFACTURING

        We manufacture all of our brachytherapy products at our North Hollywood and Chatsworth, California facilities. We manufacture our calibration and reference source products in our North Hollywood facility. The equipment used to manufacture our products is purchased from a variety of suppliers. Additionally, we have developed an in-house capability to both build and repair certain equipment used in the manufacturing of our products. We consider our manufacturing equipment to be in good condition.

        The principal component in our products are radioisotopes. Additionally we use a variety of materials for encapsulation or containment of the radioisotopes. Radioisotopes are available for purchase from a limited number of government or commercial facilities around the world or are manufactured by irradiation of target materials at commercially available sites. We also often process and purify these isotopes in our laboratories. Once purified, we further process, contain and calibrate these materials. Encapsulation and containment materials are available from commercial suppliers in the United States and internationally.

        The components of the Apomate™ kit are manufactured by third parties under contract with Theseus. We conduct audits of our third party manufacturers to ensure they comply with the FDA's current Good Manufacturing Practice regulations.

RESEARCH AND DEVELOPMENT

        Research and development expenditures totaled $7,602,000 during the year ended October 31, 2001, which relate primarily to the ongoing clinical trial and development costs related to Apomate™. We expect to continue to incur additional significant clinical trial and development costs related to Apomate™ over the next two to three years.

EMPLOYEES

        As of October 31, 2001, we had a total of 61 full-time employees. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

Risk Factors

Our acquisition of Theseus and the resulting changes to our core business involve considerable risk and may threaten our future profitability.

        On October 13, 2000, we acquired Theseus, a developer of proprietary radiopharmaceutical products to enhance the medical management of various conditions, including cancer, heart attack and heart transplant rejection. Through Theseus, we have acquired product candidates which we plan to develop and expand into a core focus of our future business. Such an expansion and shift in our business involves considerable risk. Our ability to integrate Theseus into our business and succeed in developing and marketing these new product candidates will be affected by the following factors:

  •
  The use of radiopharmaceuticals for imaging cell death is a new and unproven technology and may not receive acceptance among healthcare providers, payors or patients.

  •
  Clinical trials with respect to these products may not be successful and we may not receive government approval in a timely manner or at all. If such approval can be obtained, we do not expect to receive FDA approval for Apomate™ until 2003 at the earliest.

  •
  Any resulting products may not achieve market acceptance or compete successfully against existing or future diagnostic products intended for similar purposes.

  •
  We expect future investment in development and commercialization of the Theseus products to have a significant negative impact on our earnings as a result of expenditures over the next two to three years for ongoing clinical trial and development costs related to Theseus' principal product candidate, Apomate™.

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

        In particular, if we are delayed or unable to determine the final Apomate™ product candidate we intend to take to market, we may be unable to proceed on schedule with further clinical trials for any indications. In addition, the FDA has indicated that clinical trial data we present from an adequate and well-controlled study suitable for supporting a marketing application, often referred to as a pivotal study, for any indication may not be accepted if Apomate™'s composition changes significantly. As a result, any delay caused by implementing the final design of, or the manufacturing process for, the Apomate™ kit may delay the commercialization of Apomate™.

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

        We do not have a dedicated sales and marketing force and currently do not have the ability to market and sell any of our products in commercial quantities without entering into marketing relationships with others. We have limited experience marketing and selling our brachytherapy products, which in fiscal 2001 accounted for approximately 79% of our revenue, and do not have experience marketing and selling those products in commercial quantities. On June 16, 1997, we entered into a five-year marketing and exclusive distribution agreement with Mentor, whereby Mentor agreed to market and distribute our Iodine-125 and Palladium-103 brachytherapy seeds for prostate cancer. As a result, sales of those products depend on the marketing efforts of Mentor. Through its sales force, Mentor markets the products to urologists, radiation oncologists and medical physicists and is involved in educating and training physicians in the procedures for using the products.

        We believe that Mentor did not meet its 2000 target market share with respect to sales of PdGold® and we believe that it is unlikely that Mentor has met its 2001 target. In addition, we believe that Mentor might not meet its 2001 target with respect to sales of IoGold®. Subject to performance review by both parties, a shortfall can result in our option to terminate Mentor's right of exclusivity subject to certain curing provisions set forth in our agreement with Mentor.

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

        Our brachytherapy business is subject to intense competition. Our primary competitors in the brachytherapy seed business include Nycomed Amersham PLC, which manufactures and sells Iodine-125 brachytherapy seeds, and Theragenics Corporation, which manufacturers and sells Palladium-103 brachytherapy seeds directly and through relationships with third parties, including Prostate Services of America, Inc., Nycomed Amersham PLC, C.R. Bard, Inc. and Imagyn Medical Technologies. Several companies have begun to sell seeds and others have announced their intention to market brachytherapy products, which would result in increased competition. In addition, other products using alternative technologies may be developed which would compete with our brachytherapy products. For example, if treatment methods such as cryosurgery or hormone therapy gain acceptance among healthcare providers, patients and payors, or if new technologies such as gene modification emerge to become leading treatment standards as alternatives to traditional therapies, we may lose market share for our brachytherapy seeds or may find that our products are rendered non-competitive or obsolete by such market shifts and technological developments.

        Our radiation reference source business also is subject to intense competition. Our competitors in this industry include AEA Technology PLC and Eckert & Ziegler AG. We believe that these companies have a dominant position in the market for radiation reference source products.

        Currently, the leading imaging technologies include computer tomography, or CT, scanning and magnetic resonance imaging, or MRI, both of which image changes in the anatomy of organs and other tissue. Our Apomate™ product candidate images apoptosis and necrosis at the cellular level; however, there can be no assurance that alternative technologies will not be developed which have equivalent or superior imaging capabilities to Apomate™ and which may become more widely accepted as imaging standards.

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

        The success of our products will depend on our ability to foster and maintain favorable perceptions among patients, doctors, healthcare payors and medical researchers regarding the safety, efficacy and cost effectiveness of these products. This is particularly true with respect to Apomate™. Healthcare providers and payors may not accept gamma imaging of cell death through the use of Apomate™ as a viable alternative to traditional methods for assessing response to cancer, heart attack and heart transplant rejection, or the effects of other diseases involving cellular death. If our products do not receive acceptance among physicians, patients and healthcare payors in the United States or elsewhere, we may be unable to market and sell these products.

If we are unable to acquire sufficient supplies from key suppliers that in some cases may be the only source of raw materials, our ability to deliver our products to the market may be impeded.

        We depend upon a limited number of outside unaffiliated suppliers for our radioisotopes. Our principal suppliers are Nordion International, Inc. and certain companies in Russia. We also utilize other commercial isotope manufacturers located in the United States and overseas. To date, we have been able to obtain the required radioisotopes for our products without any significant delays or interruptions. Currently, we rely exclusively upon Nordion International for our supply of the Palladium-103 isotope; if Nordion International ceases to supply isotopes in sufficient quantity to meet our needs, there may not be adequate alternative sources of supply.

If we are unable to adequately protect our technology or enforce our patents we may lose a significant advantage over our competitors.

        Our success depends in part on our ability to obtain and enforce patent protections for our products and operate without infringing on the proprietary rights of third parties. We hold rights to issued U.S. patents on a radioisotope-based device for site localization during breast biopsy procedures and a laser welded closure method for our brachytherapy seeds. The patents expire in 2014 and 2018, respectively. We have also filed for patent protection on our radioactive brachytherapy seed design. Our Theseus subsidiary has also in-licensed patents and technology for which patents are issued and pending related to Apomate™. The scope and extent of patent protection for our products is uncertain and frequently involves complex legal and factual questions. The breadth of the claims allowed in patents relating to biotechnology applications or their enforceability cannot be predicted, and patent litigation can be expensive and time consuming. No assurance can be given that pending patent applications will be approved or that any issued patents will provide competitive advantages for our products. Costly litigation might be necessary to protect our patents or to determine the scope and validity of third-party proprietary rights, and it is possible that we will not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

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

        We license certain technology rights related to Apomate™ from several entities. We are obligated to pay such entities royalties, milestone payments and other payments in exchange for such licenses and we rely on such parties' intellectual property rights to protect our proprietary interests in Apomate™ If we or our licensors breach any of the terms of these license agreements, or if we are unable to pay amounts owed to our licensors when they become due, we may lose the right to use such technology. If such an event occurs, we may be unable to market and sell Apomate™.

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

        A substantial percentage of the patients treated for prostate cancer in the United States are covered by Medicare and, consequently, the costs of prostate cancer treatment are subject to Medicare's prescribed rates of reimbursement. Medicare reimbursement amounts for seeding are currently significantly less than for radical prostatectomy, or RP. Although seeding generally requires less physician time than RP, lower reimbursement amounts, when combined with physician familiarity with RP, may create disincentives for urologists to perform seeding. There can be no assurance that:

  •
  current or future limitations on, or requirements for reimbursement by, Medicare or other third-party payors for prostate cancer treatment will not materially adversely affect the market for our products.

  •
  health administration authorities outside the United States will provide reimbursement at acceptable levels or at all.

  •
  any such reimbursement will continue at rates that enable us to maintain prices at levels sufficient to realize an appropriate return.

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

        In addition, we have limited knowledge and experience with respect to the development of Apomate™ and other related product candidates of our subsidiary, Theseus. To date, we have relied and expect to rely heavily on the skill, knowledge and expertise of Dr. Green in developing and commercializing our Apomate™ product candidate. As the President of Theseus, Dr. Green will continue to have significant responsibility for Apomate™ and potentially other radiopharmaceuticals we develop. We currently have an employment agreement with Dr. Green through October 2002.

As part of our business strategy, we intend to pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

        We regularly review potential transactions related to technologies, product candidates or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. Our acquisition of Theseus is an example of such a transaction. In the future, we may choose to enter into such transactions at any time. Depending upon the nature of any transaction, we may experience a charge to earnings which could be material.

We may require additional capital in the future and we may be unable to obtain capital on terms favorable to us, or at all.

        Our capital requirements have been and are expected to continue to be significant. We expect our existing capital resources and future operating cash flows to be sufficient for the foreseeable future. We anticipate significant expenditures related to ongoing clinical trial and development costs for Apomate™over the next two to three years. However, we may require further capital for the purchase of complementary businesses, technologies or products. Our capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting our proprietary rights and the time and expense involved in obtaining required regulatory approvals for new products we may develop or acquire.

Operating results for a particular period may fluctuate and are difficult to predict.

        The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. As a consequence, operating results for a particular future period are difficult to predict. Such factors include the following:

  •
  The costs of research and development in connection with our Apomate™ product candidate are difficult to estimate and vary between periods.

  •
  Our net sales may grow at a slower rate than experienced in previous periods and, in particular periods, may decline.

  •
  Estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such assessments and decisions.

  •
  As a result of our growth in past periods, our fixed costs have increased. With increased levels of spending and the impact of long-term commitments, we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

  •
  Acquisitions that result in in-process research and development expenses may be charged fully in an individual quarter.

  •
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

Item 2. PROPERTIES

        We are headquartered in the Los Angeles, California metropolitan area where we occupy two properties totaling approximately 40,000 square feet. These facilities are used for office, manufacturing, engineering, warehouse and research and development. We believe our manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support our current operations. In 2001, we extended our lease on our North Hollywood facility, which now expires in November 2003. The lease on our Chatsworth facility also expires in November 2003, but we have a five-year renewal option. Theseus is headquartered in Boston, Massachusetts where we lease office space totaling approximately 4,165 square feet, with our lease expiring in September 2003.

Item 3. LEGAL PROCEEDINGS

        We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Fiscal 2001	High	Low
First Quarter	$26.88	$10.63
Second Quarter	14.00	6.13
Third Quarter	19.27	12.00
Fourth Quarter	15.45	8.37
Fiscal 2000
First Quarter	$14.75	$7.50
Second Quarter	34.00	11.50
Third Quarter	24.88	15.38
Fourth Quarter	31.75	16.50

        As of January 16, 2002, we had approximately 83 holders of record and estimate that we had approximately 5,854 beneficial owners of our Common Stock.

        We have never paid cash dividends on our Common Stock and have no plans to do so.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Year Ended October 31,
	2001	2000	1999	1998	1997
	(In thousands, except for per share amounts)
Statement of Income:
Net sales	$19,343	$17,490	$12,767	$5,839	$3,381
Cost of goods sold	6,862	5,834	4,594	2,680	1,844

Gross profit	12,481	11,656	8,173	3,159	1,537
Operating expenses:
Selling, general and administrative	6,097	3,725	3,060	1,859	1,094
Research and development	7,602	417	287	196	72
Purchased in-process research and development	—	11,431	—	—	—
Write-off of construction in progress	3,743	—	—	—	—

Income (loss) from operations	(4,961)	(3,917)	4,826	1,104	371
Interest and other income, net	1,886	1,110	611	635	50

Income (loss) before provision for income taxes	(3,075)	(2,807)	5,437	1,739	421
Provision (benefit) for income taxes	(1,090)	3,221	2,068	640	145

Net income (loss)	$(1,985)	$(6,028)	$3,369	$1,099	$276

Diluted earnings (loss) per share	$(.20)	$(.87)	$.47	$.16	$.05

Shares used in per share calculation	9,783	6,907	7,203	7,024	5,372

	As of October 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,342	$12,172	$9,662	$11,220	$1,623
Working capital	55,667	8,727	11,354	12,615	2,126
Total assets	72,681	31,714	23,988	18,903	3,673
Total debt	—	2,500	—	—	—
Total stockholders' equity	69,873	25,721	22,366	17,987	3,228

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section, or detailed from time to time in our other filings with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 10-Q and Form 8-K, and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications. Sales of our brachytherapy products represented approximately 79% of our revenue in fiscal 2001.

        In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals to enhance the medical management of cancer, heart attack and heart transplant rejection. We expect to incur significant ongoing clinical trial and development costs related to Theseus' principal product candidate, Apomate™. In addition, we expect to incur substantial expenses associated with the launch of Apomate™, pending receipt of marketing approval from the FDA.

Results of Operations

Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31, 2000

        Net sales.    Net sales increased $1,853,000, or 11%, to $19,343,000 for the year ended October 31, 2001 from $17,490,000 for the year ended October 31, 2000. The increase in net sales was due to the increase in revenues generated from both our brachytherapy and non-therapeutic product lines.

        Gross profit.    Gross profit increased $825,000 or 7% to $12,481,000 for the fiscal year ended October 31, 2001 from $11,656,000 for the fiscal year ended October 31, 2000. Gross profit as a percent of sales decreased from 67% to 65% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in the product mix and increased price competition in our brachytherapy products.

        Selling, general and administrative expenses ("SG&A").    SG&A increased $2,372,000 or 64%, to $6,097,000 for the fiscal year ended October 31, 2001, from $3,725,000 for the fiscal year ended October 31, 2000. SG&A expenses increased primarily due to the following: (i) the inclusion of expenses incurred by Theseus which was acquired in October 2000, (ii) amortization of goodwill and other intangible assets resulting from the acquisition of Theseus totaling $582,000 and (iii) other general and administrative expenses were increased as a result of management's plans for the expansion of the Company.

        Research and development.    Research and development costs totaled $7,602,000 for the fiscal year ended October 31, 2001. Such costs were not significant for the fiscal year ended October 31, 2000. The increase primarily represents our continued investment in Apomate™, which is currently in clinical trials to assess response to cancer treatment, heart attack damage and heart transplant rejection. The increase in research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

        In-process research and development ("IPR&D").    During the fiscal year ended October 31, 2000, we incurred a one-time charge of $11,431,000 for IPR&D relating to our acquisition of Theseus completed in fiscal 2000 (see Note 2 to the Consolidated Financial Statements).

        Write-off of construction in progress.    Included in the results of operations for the fiscal year ended October 31, 2001, is a charge of $3,743,000 relating to the write-off of construction in progress. Since 1998, the Company has incurred costs in the development of two linear particle accelerators. The Company intended to use these units in the production of Palladium-103 for use in its brachytherapy products. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, in June 2001, the Board of Directors authorized the Company's management to attempt to identify buyers for this equipment while continuing to monitor the commercial advantages of purchasing the radioisotopes instead of manufacturing them. In August 2001, the Company concluded that (1) the availability of commercially produced isotopes substantially diminished the economic benefits of completing the accelerators and (2) there were no immediate buyers for the equipment. Accordingly, the Company elected to cease development efforts and to write off the value of the equipment in its entirety.

        Interest and other income.    Interest and other income increased $776,000 to $1,886,000 for the fiscal year ended October 31, 2001 from $1,110,000 for the fiscal year ended October 31, 2000. This increase resulted from the investment of funds received from our follow-on offering completed in December 2000, which was partially offset by (i) the interest expense incurred on our short-term debt and (ii) the fact that in 2000 we realized a pre-tax gain of $119,000 related to the disposition of 7,680 shares of series A preferred stock in RadioMed, a privately held company. Our effective yield on our investment portfolio has decreased consistent with a declining interest rate environment.

        Provision (benefit) for income taxes.    The Company's effective income tax rate was 35% (benefit) and 115% for the fiscal years ended October 31, 2001 and 2000, respectively. The decrease in the effective rate is primarily due to the non-deductibility of the IPR&D charge associated with the purchase of Theseus in the year ended October 31, 2000.

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

        Gross profit.    Gross profit increased $3,483,000 or 43% to $11,656,000 for the year ended October 31, 2000 from $8,173,000 for the year ended October 31, 1999. Gross profit as a percent of sales increased from 64% to 67% during this period. The increase in gross profit as a percentage of sales was primarily attributable to the significant proportionate increase in revenues from our brachytherapy product lines in fiscal 2000, which yielded greater gross margins than our non-therapeutic product lines.

        Selling, general and administrative expenses.    SG&A expenses increased $665,000, or 22%, to $3,725,000 for the year ended October 31, 2000 from $3,060,000 for the year ended October 31, 1999. SG&A as a percent of net sales decreased to 21% for the year ended October 31, 2000 from 24% for the same period in 1999. SG&A expenses increased primarily due to the following: (i) an increase in salaries and related costs as we added a significant number of administrative personnel throughout fiscal 1999 and continued to do so in fiscal 2000 to support our growth and (ii) other general and administrative expenses including insurance and depreciation increased as a result of our expansion.

        Research and development.    Research and development expenditures totaled $417,000 during the year ended October 31, 2000 compared to $287,000 for the year ended October 31, 1999. The increase was due primarily to development efforts associated with new product lines.

        In-process research and development.    The amount expensed to IPR&D arose from the purchase acquisition of Theseus completed in fiscal 2000 (see Note 2 to the Consolidated Financial Statements).

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

        At the date of acquisition, Apomate™ was in Phase I-II clinical trials for heart attack, cancer treatment and heart transplant rejection. Upon successful completion of clinical trials, submission of a new biologics license application, and final approval by the FDA, this technology will be considered complete.

        Interest and other income.    Interest and other income increased $499,000 to $1,110,000 for the year ended October 31, 2000 from $611,000 for the year ended October 31, 1999 due to the following: (i) we realized a pre-tax gain of $119,000 related to the disposition of 7,680 shares of RadioMed, a privately held company, and (ii) a change in the composition of our investment portfolio.

        Provision (benefit) for income taxes.    The Company's effective tax rate increased to 115% for the fiscal year ended October 31, 2000 from 38% for the fiscal year ended October 31, 1999. The change in effective tax rate is primarily due to the non-deductible charge for IPR&D incurred during the fiscal year ended October 31, 2000.

Liquidity and Capital Resources

        To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development, capital expenditures and strategic investments in related businesses. We have satisfied these needs primarily through a combination of public offerings and private placements of our common stock and from cash generated by operations. We do not currently have a line of credit or similar arrangements with a bank. In December 2000, we completed a follow-on public offering of 2,695,000 shares of our common stock. The net proceeds we received from the sale were approximately $44.6 million. At October 31, 2001, we had cash and investments in marketable securities aggregating approximately $54.3 million and working capital of $55.7 million. For the year ended October 31, 2001, net cash provided by operating activities was approximately $175,000. Net cash used in investing activities totaled approximately $43.0 million during the year ended October 31, 2001, of which $42.1 million represented the investment of funds from the follow-on offering.

        During the year ended October 31, 2001, we received $561,000 from the exercise of stock options. We also received $137,000 from the purchase of shares related to our employee stock purchase plan. Proceeds from the exercise of stock options, employee stock purchase plan, and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

        We are authorized to repurchase up to $10 million of our common stock on the open market. No such shares have been repurchased as of October 31, 2001.

        The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return, consistent with these two objectives. We invest excess cash in securities with varying maturities to meet projected cash needs.

        We believe our current cash and marketable securities and anticipated cash flow from operations will be sufficient to support our operations and planned expansion for the foreseeable future. However, the amount of capital that we will need in the future will depend on many factors including:

  •
  costs related to research, development, clinical trials, license fees, royalty obligations, FDA approvals and commercialization of Apomate™ and other product candidates

  •
  market acceptance of our products

  •
  levels of sales and marketing that will be required to launch our new products and achieve and maintain a competitive position in the marketplace

  •
  progress in and scope of our research and development activities

  •
  levels of inventory and accounts receivable that we maintain

  •
  competitors' responses to our products

  •
  level of capital expenditures

  •
  acquisition and/or development of complementary businesses, technologies or products.

        We anticipate incurring ongoing substantial expenses with respect to Apomate™ over the next two to three years for ongoing clinical trials and development costs. Milestone payments to third parties of up to $4 million are payable throughout the life of the contracts associated with our licenses of patent rights of technology related to Apomate™. Significant additional milestone payments would be payable to third parties in the event that we file for marketing approval in the European Union or Japan.

        We anticipate that available cash will provide sufficient funds to cover the above costs. In addition, the costs related to Apomate™ may be reduced if we enter into any strategic partnerships related to Apomate™.

        Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to our stockholders or us. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs. If additional funds are raised by issuing equity securities, dilution to existing stockholders would result.

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

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." FAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that adoption of this Standard will have on its consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No.144 supercedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a    discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments include cash and marketable securities. At January 16, 2002, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is presented in the consolidated financial statements listed in Item 14(a) of Part IV of this Form 10-K Annual Report and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2001.

Item 11. EXECUTIVE COMPENSATION

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2001.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements of the Company
	Report of Independent Accountants	35
	Consolidated Balance Sheets	36
	Consolidated Statements of Income	37
	Consolidated Statements of Changes in Stockholders' Equity	38
	Consolidated Statements of Cash Flows	39
	Notes to Consolidated Financial Statements	40
2.	Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts	53
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
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
10.2+
North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan (as amended through April 6, 2001), incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-61688), filed May 25, 2001.
10.3+
The North American Scientific, Inc. 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-34200), filed April 6, 2000.

10.4+	The Theseus 1998 Employee, Director and Consultant Stock Plan, incorporated by reference to Exhibit 4.4 to Form S-8 (Registration No. 333-64892), filed July 11, 2001.
10.5	Rights Agreement, incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, filed October 16, 1998.
10.6
Restated Agreement and Plan of Merger, dated as of September 22, 2000, among the Registrant, NASI Acquisition Corp., a wholly-owned subsidiary of the Registrant, Theseus Imaging Corporation, Dr. Allan M.Green, Robert Bender, Sally Hansen and Irwin Gruverman, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed October 19, 2000.
10.7
First Amendment to Exclusive Marketing and Distribution Agreement dated February 24, 1999, by and between Mentor Corporation and the Registrant (Confidential treatment granted for certain portions thereof), incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-3, filed December 13, 2000.
10.8
License Agreement, effective as of August 7, 1998, by and between NeoRx Corporation and Theseus Imaging Corporation, a wholly-owned subsidiary of the Registrant (Confidential treatment granted for certain portions thereof).
10.9
License Agreement, effective as of April 1, 1998, by and between The Board of Trustees of Leland Stanford Junior University and Theseus Imaging Corporation, a wholly-owned subsidiary of the Registrant (Confidential treatment granted for certain portions thereof).
10.10
License Agreement, effective as of June 8, 1999, by and between The University of Washington and Theseus Imaging Corporation, a wholly-owned subsidiary of the Registrant (Confidential treatment requested).
10.11*
Underwriting Agreement, dated December 13, 2000, among the Company, L. Michael Cutrer, Alan I. Edrick, Dr. Allan M. Green, Irwin J. Gruverman, Michael C. Lee, and CIBC World Markets Corp., as representative of the several underwriters.
10.12*+	Employment Agreement, dated October 13, 2000, by and between Dr. Allan M. Green and the Company.
10.13*+	Employment Agreement, dated April 7, 1998, by and between Alan I. Edrick and the Company, as amended on September 29, 1999.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants.

+
Compensation plan or agreement

*
Filed herewith

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
North American Scientific, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiaries at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Orange County, California December 7, 2001

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	October 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$3,084,000	$3,072,000
Marketable securities	51,258,000	9,100,000
Accounts receivable, net	1,785,000	1,299,000
Inventories	609,000	729,000
Deferred income taxes	316,000	337,000
Income tax receivable	307,000	—
Prepaid expenses and other current assets	1,116,000	183,000

Total current assets	58,475,000	14,720,000
Notes receivable	—	200,000
Equipment and leasehold improvements, net	3,262,000	3,527,000
Construction in progress	344,000	3,709,000
Goodwill, net	3,659,000	3,676,000
Licenses, net	2,691,000	2,797,000
Deferred income taxes	3,899,000	2,590,000
Other assets	351,000	495,000

Total assets	$72,681,000	$31,714,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,012,000	$1,715,000
Accrued expenses	1,796,000	896,000
Short-term debt	—	2,500,000
Income taxes payable	—	882,000

Total current liabilities	2,808,000	5,993,000
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,163,470 and 7,301,702 shares issued and outstanding as of October 31, 2001 and 2000, respectively	102,000	73,000
Additional paid-in capital	73,568,000	27,550,000
Accumulated other comprehensive income	90,000	—
Accumulated deficit	(3,887,000)	(1,902,000)

Total stockholders' equity	69,873,000	25,721,000

Total liabilities and stockholders' equity	$72,681,000	$31,714,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Income

	Year Ended October 31,
	2001	2000	1999
Net sales	$19,343,000	$17,490,000	$12,767,000
Cost of goods sold	6,862,000	5,834,000	4,594,000

Gross profit	12,481,000	11,656,000	8,173,000
Selling, general and administrative expenses	6,097,000	3,725,000	3,060,000
Research and development	7,602,000	417,000	287,000
Purchased in-process research and development	—	11,431,000	—
Write-off of construction in progress	3,743,000	—	—

Income (loss) from operations	(4,961,000)	(3,917,000)	4,826,000
Interest and other income, net	1,886,000	1,110,000	611,000

Income (loss) before provision for income taxes	(3,075,000)	(2,807,000)	5,437,000
Provision (benefit) for income taxes	(1,090,000)	3,221,000	2,068,000

Net income (loss)	$(1,985,000)	$(6,028,000)	$3,369,000

Earnings (loss) per share:
Basic	$(0.20)	$(0.87)	$0.49

Diluted	$(0.20)	$(0.87)	$0.47

Weighted average number of shares outstanding:
Basic	9,782,562	6,907,291	6,800,129

Diluted	9,782,562	6,907,291	7,203,264

Comprehensive income (loss):
Net income (loss)	$(1,985,000)	$(6,028,000)	$3,369,000
Other comprehensive income:
Unrealized gain on securities available for sale	90,000	—	—

Total comprehensive income (loss)	$(1,895,000)	$(6,028,000)	$3,369,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
			Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount
Balance at October 31, 1998	6,787,975	$68,000	$17,162,000	$757,000	$—	$17,987,000
Common stock issued upon exercise of stock options	40,912	—	62,000	—	—	62,000
Tax benefit related to exercise of stock options			948,000	—	—	948,000
Net income			—	3,369,000	—	3,369,000

Balance at October 31, 1999	6,828,887	68,000	18,172,000	4,126,000	—	22,366,000
Common stock issued upon exercise of stock options	162,150	2,000	580,000	—	—	582,000
Common stock issued upon acquisition of subsidiary	310,665	3,000	8,761,000	—	—	8,764,000
Tax benefit related to exercise of stock options	—	—	37,000	—	—	37,000
Net loss	—	—	—	(6,028,000)	—	(6,028,000)

Balance at October 31, 2000	7,301,702	73,000	27,550,000	(1,902,000)	—	25,721,000
Common stock issued upon exercise of stock options	155,454	2,000	559,000	—	—	561,000
Common stock issued under employee stock purchase plan	11,314	—	137,000	—	—	137,000
Common stock issued upon follow-on offering	2,695,000	27,000	44,597,000	—	—	44,624,000
Unrealized gain on securities available for sale	—	—	—	—	90,000	90,000
Tax benefit related to exercise of stock options	—	—	587,000	—	—	587,000
Compensatory stock options	—	—	138,000	—	—	138,000
Net loss	—	—	—	(1,985,000)	—	(1,985,000)

Balance at October 31, 2001	10,163,470	$102,000	$73,568,000	$(3,887,000)	$90,000	$69,873,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(1,985,000)	$(6,028,000)	$3,369,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,367,000	752,000	375,000
Deferred income taxes	(1,539,000)	(341,000)	53,000
Write-off of construction in progress	3,743,000	—	—
Non-cash stock compensation expense	138,000	—	—
Tax benefit of stock option exercises	587,000	37,000	948,000
Purchased in-process research and development	—	11,431,000	—
Gain on sale of securities	—	(119,000)	—
Other	55,000	(64,000)	—
Changes in assets and liabilities:
Accounts receivable	(486,000)	708,000	(660,000)
Inventories	120,000	(137,000)	179,000
Prepaid expenses and other assets	(833,000)	(515,000)	(351,000)
Accounts payable	(703,000)	403,000	230,000
Accrued expenses	900,000	58,000	425,000
Income taxes	(1,189,000)	719,000	(152,000)

Net cash provided by operating activities	175,000	6,904,000	4,416,000

Cash flows from investing activities:
Net (purchases) sales of marketable securities	(42,068,000)	(881,000)	882,000
Proceeds from sales of other assets	—	169,000	—
Purchase of licenses	(109,000)	—	—
Notes receivable	200,000	500,000	(2,999,000)
Acquisition of Theseus, net of cash acquired	(99,000)	(4,271,000)	—
Capital expenditures	(531,000)	(491,000)	(2,500,000)
Construction in progress	(378,000)	(883,000)	(537,000)

Net cash used in investing activities	(42,985,000)	(5,857,000)	(5,154,000)

Cash flows from financing activities:
Net proceeds from follow-on offering	44,624,000	—	—
Net proceeds from stock options and stock purchase plan	698,000	582,000	62,000
Repayment of short-term debt	(2,500,000)	—	—

Net cash provided by financing activities	42,822,000	582,000	62,000

Net increase (decrease) in cash and cash equivalents	12,000	1,629,000	(676,000)
Cash and cash equivalents at beginning of period	3,072,000	1,443,000	2,119,000

Cash and cash equivalents at end of period	$3,084,000	$3,072,000	$1,443,000

Supplemental disclosure of cash flow information:
Income taxes paid	$1,100,000	$2,600,000	$801,000

Interest paid	$192,000	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

        North American Scientific, Inc. (the "Company"), a Delaware corporation, manufactures and markets a line of radioisotopic products for medical, scientific and industrial uses. The Company operates in a single business segment with its primary products being (i) brachytherapy seeds for the treatment of prostate cancer and (ii) radioactive reference sources used to calibrate a variety of medical and commercial equipment. The Company is also engaged in the research and development of a novel, proprietary pharmaceutical imaging agent.

Principles of Consolidation

        The consolidated financial statements include the accounts of North American Scientific and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The Company's products are subject to shelf-life expiration periods, which are carefully monitored by the Company. Provision is made for inventory items which may not be sold because of expiring dates. The Company routinely reviews other inventories for evidence of impairment of value and makes provision as such impairments are identified.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of the short maturity of those investments. The Company derives the fair value of its marketable securities based on quoted market prices.

Marketable securities

        The Company invests excess cash in short-term marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds.

        Marketable securities are classified as either held to maturity or available for sale. Held to maturity securities are stated at amortized cost, which approximates fair value. Available for sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in other income.

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

Goodwill

        Goodwill represents the excess of cost over the value of net assets of businesses acquired. Goodwill is amortized on a straight-line basis over a period of 10 years. As of October 31, 2001 and 2000, accumulated amortization was $399,000 and $32,000 respectively.

Research and development costs

        Research and development costs are expensed as incurred.

License Agreements

        License agreements are amortized on a straight-line basis over periods ranging up to twenty years. The amortization periods are based on the lives of the license agreements or the approximate remaining lives of the related patents, whichever is shorter.

Revenue Recognition

        During the year ended October 31, 2001, the Company reviewed its revenue recognition policies to ensure conformity with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." As a result, the Company changed its revenue recognition policy effective November 1, 2000 to recognize revenue upon delivery, rather than shipment, of products. The effect of this accounting change was not material.

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

        Diluted earnings (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by applying the treasury stock method unless such assumed exercises are anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended October 31,
	2001	2000	1999
Net income (loss)	$(1,985,000)	$(6,028,000)	$3,369,000

Weighted average shares outstanding—Basic	9,782,562	6,907,291	6,800,129
Dilutive effect of stock options and warrants	—	—	403,135

Weighted average shares outstanding—Diluted	9,782,562	6,907,291	7,203,264

Basic earnings (loss) per share	$(0.20)	$(0.87)	$0.49
Diluted earnings (loss) per share	$(0.20)	$(0.87)	$0.47

        Stock options and warrants to purchase 616,314 and 735,546 common shares for the years ended October 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings (loss) per share for those years because the Company reported a loss, and therefore, the effect of exercise would have been anti-dilutive.

        In addition, stock options to purchase 349,212, 96,393, and 90,000 common shares for the years ended October 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise prices of the options were greater than the average market price of the common shares.

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

Diversification of Credit Risk

        The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are not collateralized. The Company's policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure. The Company's customers are considered to be financially sound corporations operating in a variety of industries.

        The Company closely monitors the credit worthiness of its customers and makes provision whenever there are indications of potential credit losses.

Significant Concentrations

        The Company has an exclusive agreement with a distributor for its brachytherapy products. This customer represented 79%, 81% and 77% of total revenues for the years ended October 31, 2001, 2000 and 1999, respectively. As of October 31, 2001, amounts due from this customer accounted for 64% of gross trade receivables.

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

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." FAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that adoption of this Standard will have on its consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No.144 supercedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a    discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

NOTE 2—ACQUISITION OF THESEUS IMAGING CORPORATION

        On October 13, 2000, the Company acquired Theseus Imaging Corporation ("Theseus"), a developer of proprietary radiopharmaceuticals to enhance the medical management of cancer, heart attack and organ transplantation. Theseus' stockholders and option holders received a total of 345,665 shares of, or options to purchase for nominal consideration, the Company's common stock in exchange for 100% of Theseus' outstanding common stock and options.

        The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Theseus have been included in the consolidated financial statements since the date of acquisition. The purchase price was determined as follows:

Common stock and stock options issued	$8,764,000
Note receivable converted to investment, including accrued interest ($3,837,000 paid in fiscal year 2000)	7,996,000
Accounts payable and accrued liabilities assumed	909,000
Note payable and accrued interest assumed	2,545,000
Acquisition costs	512,000

$20,726,000

        The purchase price was allocated as follows:

In-process research and development ("IPR&D")	$11,431,000
Goodwill	3,958,000
Deferred tax asset arising from NOL carryforwards	2,449,000
Licenses and other assets	2,810,000
Cash	78,000

$20,726,000

        The above purchase price allocation reflects certain changes made in 2001 to estimated fair values used in the initial accounting for the acquisition of Theseus. The net effect of these changes resulted in approximately $251,000 of deferred tax assets being reclassified to goodwill based upon the actual tax return filed for Theseus in 2001.

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

        The unaudited pro forma summaries for the fiscal years ended October 31, 2000 and 1999 reflect combined results of operations of the Company and Theseus as if the acquisition had occurred on November 1, 2000 and November 1, 1999, respectively. Since prior to the current fiscal period, the fiscal year ends of the Company and Theseus differed, for pro forma purposes, the Theseus results of operations have been adjusted to conform to North American Scientific, Inc.'s reporting periods. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of the beginning of the periods presented, nor is it necessarily indicative of the future operating results of the Company.

        The pro forma financial information is as follows (in thousands, except per share data):

	Fiscal year ended October 31, 2000		Fiscal year ended October 31, 1999
	Actual	Pro Forma	Actual	Pro Forma
	(unaudited)
Net sales	$17,490	$17,490	$12,767	$12,767
Net income (loss)	$(6,028)	$(9,645) (a)	$3,369	$(10,454) (a)
Basic earnings (loss) per share	$(0.87)	$(1.34)	$0.49	$(1.47)
Diluted earnings (loss) per share	$(0.87)	$(1.34)	$0.47	$(1.47)
Basic shares outstanding	6,907	7,174	6,800	7,111
Diluted shares outstanding	6,907	7,174	7,203	7,111

(a)
Includes the IPR&D charge of $11,431,000 attributable to the acquisition. Excluding this charge results in pro forma basic and diluted earnings per share of $0.25 and $0.22, respectively, for the fiscal year ended October 31, 2000 and pro forma basic and diluted earnings per share of $0.14 and $0.13, respectively, for the fiscal year ended October 31, 1999.

NOTE 3—MARKETABLE SECURITIES:

        Marketable securities consists of the following:

	October 31,
	2001	2000
Securities held to maturity:
Corporate bonds and notes	$43,792,000	$—
Annuity contract	506,000	—
Commercial paper	5,368,000	—

	49,666,000
Securities available for sale	1,592,000	9,100,000

	$51,258,000	$9,100,000

        At October 31, 2001, the company recognized an unrealized gain on equity securities available for sale of $90,000. The amortized cost of all held to maturity securities approximates fair value. At October 31, 2001, investments in debt securities with scheduled maturities within one year were $30,063,000 and for one to three years were $19,603,000.

NOTE 4—INVENTORIES:

        Inventories are shown net of applicable reserves and allowances:

	October 31,
	2001	2000
Raw materials	$420,000	$472,000
Work in process	87,000	55,000
Finished goods	102,000	202,000

	$609,000	$729,000

NOTE 5—NOTES RECEIVABLE:

        During fiscal 1998, the Company advanced $200,000 to a manufacturing company in exchange for a secured convertible note bearing interest at prime rate plus 2% per annum. The note, including accrued interest, was repaid in January 2001.

NOTE 6—EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

        Equipment and leasehold improvements consist of the following:

	October 31,
	2001	2000
Furniture, fixtures and equipment	$3,736,000	$3,389,000
Leasehold improvements	1,774,000	1,645,000

	5,510,000	5,034,000
Less: Accumulated depreciation and amortization	(2,248,000)	(1,507,000)

	$3,262,000	$3,527,000

NOTE 7—CONSTRUCTION IN PROGRESS:

        Construction in progress included the costs related to two linear particle accelerators, which had been under development since 1998. The Company intended to use these units in the production of Palladium-103 in its brachytherapy products. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, the Company ceased the development efforts. Accordingly, the results of operations for the year ended October 31, 2001 include a charge of approximately $3.7 million to reflect the total write-off of the equipment.

NOTE 8—LICENSE AGREEMENTS:

        The Company, through its Theseus subsidiary, has licensed certain technology from various commercial entities and universities. In August 1998, the Company licensed certain patent rights and technology from NeoRx Corporation. Under the terms of the license agreement, the Company agreed to pay NeoRx $3 million, $500,000 of which was paid in 1998 and $2.5 million of which was paid in August 2001. The Company has agreed to pay NeoRx certain royalties based upon the amount of licensed products sold. The Company is also obligated to make additional milestone payments upon the occurrence of certain events. The license expires upon the date of the expiration of the last patent covered in the agreement.

        The Company has also acquired licenses, patents and technology from certain other entities. The related agreements include certain up-front license payments and additional milestone payments upon designated events over the life of the agreements, as well as royalties on net sales of products covered by the agreements.

NOTE 9—STOCKHOLDERS' EQUITY:

Preferred Stock

        The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Follow-on Offering

        In December 2000, the Company completed a follow-on offering of 2,320,000 shares of its common stock. The Company's underwriters also exercised their option to purchase an additional 375,000 shares to cover over-allotments. The net proceeds to the Company from the sale were approximately $44.6 million.

Stock Options

        The Company's 1996 Stock Option Plan, as amended through April 6, 2001, provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Certain options are immediately exercisable while other options vest over periods ranging from two to four years. The options expire ten years from the date of grant. Certain options are subject to cancellation in the event of termination of employment.

        The following table summarizes stock option activity:

	Options Outstanding	Weighted Avg. Exercise price
Balance at October 31, 1998	546,764	$5.00
Granted	421,500	6.25
Canceled or expired	(17,702)	4.62
Exercised	(40,912)	1.52

Balance at October 31, 1999	909,650	5.74
Granted	556,000	12.98
Canceled or expired	(19,167)	8.47
Exercised	(162,150)	3.62

Balance at October 31, 2000	1,284,333	9.03
Granted	816,000	9.17
Canceled or expired	(66,184)	15.16
Exercised	(155,454)	3.61

Balance at October 31, 2001	1,878,695	$9.84

        There were 740,756 and 565,705 options exercisable with weighted average exercise prices of $7.95 and $6.55 at October 31, 2001, and 2000, respectively.

        The following table summarizes significant option groups outstanding at October 31, 2001 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.03—$6.25	514,444	6.52	$3.85	453,693	$3.54
$7.00—$7.94	373,500	8.59	7.60	98,625	7.86
$8.94—$10.80	383,500	9.65	10.52	14,000	8.94
$11.81—$16.75	502,251	8.99	14.20	99,438	15.92
$23.50—$24.54	105,000	7.27	23.96	75,000	23.99

	1,878,695	8.30	$9.84	740,756	$7.95

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	Year Ended October 31,
	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	50%	45%	40%
Risk-free interest rate	4.3%	6.0%	5.2%
Expected life	4 years	4 years	5 years

        Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been as follows:

	Year Ended October 31,
	2001	2000	1999
Net income (loss):
As reported	$(1,985,000)	$(6,028,000)	$3,369,000
Pro forma	$(3,874,000)	$(7,591,000)	$2,584,000
Earnings (loss) per share:
As reported basic	$(0.20)	$(.87)	$.49
As reported diluted	$(0.20)	$(.87)	$.47
Pro forma basic	$(0.40)	$(1.10)	$.38
Pro forma diluted	$(0.40)	$(1.10)	$.36

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair value of stock options granted during the year ended October 31, 2001, 2000 and 1999 were $4.04, $5.87 and $3.74 per share, respectively.

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

Employee Stock Purchase Plan

        In fiscal 2000, the Company adopted a non-compensatory Employee Stock Purchase Plan ("the ESPP"). Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. A total of 300,000 shares of common stock are authorized for issuance. As of October 31, 2001, 11,314 common shares were purchased under the ESPP.

Common Stock Warrants

        In fiscal 1998, the Company granted 96,000 warrants to a third party in connection with a private placement of the Company's common stock at an exercise price of $14.41 per share. The fair value of the warrants was recorded at the grant date as an offset to the proceeds received from the private placement. These warrants have not been exercised.

Common Stock Repurchase Program

        In October 2001, the Board of Directors authorized a new stock repurchase program to acquire up to 10 million shares in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2001, no shares had been repurchased by the Company.

NOTE 10—INCOME TAXES:

        The provision (benefit) for income taxes is comprised as follows:

	Year Ended October 31,
	2001	2000	1999
Current:
Federal	$—	$2,825,000	$1,727,000
State	2,000	737,000	288,000

	2,000	3,562,000	2,015,000

Deferred:
Federal	(876,000)	(291,000)	69,000
State	(216,000)	(50,000)	(16,000)

	(1,092,000)	(341,000)	53,000

	$(1,090,000)	$3,221,000	$2,068,000

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

	October 31,
	2001	2000
Net current assets:
Accrued liabilities	$210,000	$34,000
Allowance for doubtful accounts	46,000	11,000
Inventory reserve and capitalized inventory	34,000	53,000
Deferred revenue	26,000	—
State income taxes	—	239,000

	$316,000	$337,000

Net non-current assets:
Net operating loss carryforwards	4,191,000	2,700,000
Depreciation and amortization	(209,000)	(196,000)
Tax credits	5,000	48,000
Other	(88,000)	38,000

	$3,899,000	$2,590,000

        At October 31, 2001, the Company had federal net operating loss carryforwards of $10 million beginning to expire in 2018. The use of such net operating loss carryforwards is subject to statutory limitations.

        A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2001	2000	1999
Federal tax provision at U.S. statutory rate	(34)%	(34)%	34%
State income taxes, net of federal tax benefit	(3)	(6)	3
Acquired in-process R&D	—	162	—
Tax-exempt interest income	(2)	(4)	(1)
Amortization of goodwill	4	—	—
Tax credits	—	(2)	—
Other, net	—	(1)	2

	35%	115%	38%

        The Company's federal and state provisions do not reflect the tax savings from deductions associated with the Company's stock option plan. These savings were $587,000, $37,000, and $948,000 in fiscal 2001, 2000 and 1999, respectively, and were credited to stockholders' equity.

NOTE 11—RETIREMENT PLAN:

        The Company has a 401(k) retirement plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company's expense for its plan totaled $135,000, $132,000, and $87,000, for the years ended October 31, 2001, 2000, and 1999, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES:

        The Company leases office and manufacturing facilities under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next five years from fiscal 2002 to 2006 are $386,000, $277,000, $23,000, $0 and $0, respectively. Total rent expense for the years ended October 31, 2001, 2000 and 1999 was $389,000, $302,000, and $265,000, respectively.

        The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA:

        The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

Fiscal 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,316	$5,060	$4,851	$5,116
Gross profit	2,810	3,290	3,118	3,263
Net income (loss)	(237)	(9)	(1,832)	93
Diluted earnings (loss) per share	$(0.03)	$—	$(0.18)	$0.01
Fiscal 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,001	$4,440	$4,450	$4,599
Gross profit	2,658	2,965	2,972	3,061
Net income (loss)	1,234	1,397	1,480	(10,139)
Diluted earnings (loss) per share	$0.17	$0.20	$0. 20	$(1.45)

SCHEDULE II
NORTH AMERICAN SCIENTIFIC, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
Description	Balance at Beginning of period	Charges to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended October 31, 2001
Allowance for doubtful accounts	$27	$80	$—	$—	$107
Inventory reserves	65	117	—	(132)	50
Year ended October 31, 2000
Allowance for doubtful accounts	$51	$—	$—	$(24)	$27
Inventory reserves	105	—	—	(40)	65
Year ended October 31, 1999
Allowance for doubtful accounts	$19	$32	$—	$—	$51
Inventory reserves	—	105	—	—	105

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

January 16, 2002	By:	/s/ L. MICHAEL CUTRER L. Michael Cutrer President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRWIN J. GRUVERMAN Irwin J. Gruverman	Chairman of the Board of Directors	January 16, 2002
/s/ L. MICHAEL CUTRER L. Michael Cutrer	President, Chief Executive Officer and Director (Principal Executive Officer)	January 16, 2002
/s/ ALAN I. EDRICK Alan I. Edrick	Chief Financial Officer (Principal Financial and Accounting Officer)	January 16, 2002
/s/ ALLAN M. GREEN Dr. Allan M. Green	President, Theseus Imaging and Director	January 16, 2002
/s/ LARRY BERKIN Larry Berkin	Director	January 16, 2002
/s/ MITCHELL H. SARANOW Mitchell H. Saranow	Director	January 16, 2002

QuickLinks

FORM 10-K
NORTH AMERICAN SCIENTIFIC, INC. Table of Contents Form 10-K
Risk Factors
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Results of Operations
Liquidity and Capital Resources
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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