Form 10-Q
period 2002-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2002-03-05
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0366422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20200 Sunburst Street, Chatsworth, CA 91311
(Address of principal executive offices)

(818) 734-8600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of February 28, 2002 was 10,188,703 shares.

NORTH AMERICAN SCIENTIFIC, INC.
Index

Page
Part I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of January 31, 2002 and October 31, 2001	3
Consolidated Statements of Income for the three months ended January 31, 2002 and 2001	4
Consolidated Statements of Cash Flows for the three months ended January 31, 2002 and 2001	5
Condensed Notes to the Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K
Exhibits and Reports on Form 8-K	13

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	January 31, 2002	October 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,085,000	$3,084,000
Marketable securities	51,703,000	51,258,000
Accounts receivable, net	1,617,000	1,785,000
Inventories	811,000	609,000
Income taxes receivable	308,000	307,000
Deferred income taxes	316,000	316,000
Prepaid expenses and other current assets	1,122,000	1,116,000

Total current assets	58,962,000	58,475,000
Equipment and leasehold improvements, net	3,477,000	3,606,000
Goodwill, net	3,659,000	3,659,000
Licenses and patents, net	2,853,000	2,917,000
Deferred income taxes	3,825,000	3,899,000
Other assets	97,000	125,000

Total assets	$72,873,000	$72,681,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,240,000	$1,012,000
Accrued expenses	1,598,000	1,796,000

Total current liabilities	2,838,000	2,808,000

Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,188,703 and 10,163,470 shares issued and outstanding as of January 31, 2002 and October 31, 2001	102,000	102,000
Additional paid-in capital	73,632,000	73,568,000
Accumulated other comprehensive income	62,000	90,000
Accumulated deficit	(3,761,000)	(3,887,000)

Total stockholders' equity	70,035,000	69,873,000

Total liabilities and stockholders' equity	$72,873,000	$72,681,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Income

	Three Months Ended January 31,
	2002	2001
	(Unaudited)
Net sales	$4,936,000	$4,316,000
Cost of goods sold	1,772,000	1,506,000

Gross profit	3,164,000	2,810,000
Selling, general and administrative expenses	1,224,000	1,322,000
Research and development	2,230,000	2,219,000

Loss from operations	(290,000)	(731,000)
Interest and other income, net	490,000	343,000

Income (loss) before provision (benefit) for income taxes	200,000	(388,000)
Provision (benefit) for income taxes	74,000	(151,000)

Net income (loss)	$126,000	$(237,000)

Earnings (loss) per share:
Basic	$.01	$(.03)

Diluted	$.01	$(.03)

Weighted average number of shares outstanding:
Basic	10,175,193	8,724,004

Diluted	10,760,790	8,724,004

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$126,000	$(237,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	251,000	328,000
Non-cash stock option compensation	—	75,000
Deferred income tax	74,000	—
Changes in assets and liabilities
Accounts receivable	168,000	8,000
Inventories	(202,000)	(23,000)
Prepaid expenses and other assets	22,000	2,000
Accounts payable	228,000	291,000
Accrued expenses	(198,000)	(96,000)
Income taxes	(1,000)	(1,180,000)

Net cash provided by (used in) operating activities	468,000	(832,000)

Cash flows from investing activities:
Net purchases of marketable securities	(473,000)	(34,673,000)
Notes receivable	—	200,000
Capital expenditures	(58,000)	(414,000)

Net cash used in investing activities	(531,000)	(34,887,000)

Cash flows from financing activities:
Net proceeds from follow-on offering	—	44,624,000
Net proceeds from stock options and stock purchase plan	64,000	232,000

Net cash provided by financing activities	64,000	44,856,000

Net increase in cash and cash equivalents	1,000	9,137,000
Cash and cash equivalents at beginning of period	3,084,000	3,072,000

Cash and cash equivalents at end of period	$3,085,000	$12,209,000

Supplemental disclosure of cash flow information:
Income taxes paid	$1,000	$1,030,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Consolidated Financial Statements

Basis of Presentation

        The accompanying consolidated financial statements of the Company are unaudited, other than the consolidated balance sheet at October 31, 2001, and reflect all material adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

        These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission for the year ended October 31, 2001.

Use of Estimates

        In the normal course of preparing the financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those amounts.

Note 2—Marketable Securities

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

Note 3—Inventories

        Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	January 31, 2002	October 31, 2001
Raw materials	$520,000	$420,000
Work in process	115,000	87,000
Finished goods	176,000	102,000

	$811,000	$609,000

Note 4—Goodwill

        The Company has elected to early adopt SFAS No. 142, "Goodwill and Other Intangible Assets", effective the beginning of fiscal 2002. Under this standard, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to perform an impairment test within six months of adoption. However, the Company does not believe that any impairment existed at the time of adoption.

        In accordance with SFAS No. 142, the Company has discontinued amortizing goodwill, which was $3.7 million as of the beginning of fiscal 2002. As a result, the Company did not recognize $92,000 of goodwill amortization expense for the three months ended January 31, 2002, that would have been recognized had this standard not been adopted.

        The following table presents the impact of SFAS No. 142 on net income (loss) and earnings (loss) per share had the standard been in effect for the first quarter of fiscal 2001.

	Three Months Ended January 31,
	2002	2001
Net income (loss), as reported	$126,000	$(237,000)
Goodwill amortization	—	92,000

Net income (loss), as adjusted	$126,000	$(145,000)

Basic and diluted earnings (loss) per share, as reported	$.01	$(.03)
Basic and diluted earnings (loss) per share, as adjusted	$.01	$(.02)

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

	Three Months Ended January 31,
	2002	2001
Net income (loss)	$126,000	$(237,000)

Weighted average shares outstanding—Basic	10,175,193	8,724,004
Dilutive effect of stock options and warrants	585,597	—

Weighted average shares outstanding—Diluted	10,760,790	8,724,004

Basic earnings (loss) per share	$.01	$(.03)
Diluted earnings (loss) per share	$.01	$(.03)

        Stock options and warrants to purchase 528,328 and 127,500 common shares for the three months ended January 31, 2002, and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares.

        In addition, stock options and warrants to purchase 667,562 common shares for the three months ended January 31, 2001, were not included in the computation of diluted loss per share because the Company reported a loss during that period, and therefore, the effect of exercise would have been anti-dilutive.

Note 6—Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows:

	Three Months Ended January 31,
	2002	2001
Comprehensive income (loss):
Net income (loss)	$126,000	$(237,000)
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(28,000)	—

Total comprehensive income (loss)	$98,000	$(237,000)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes", "anticipate", "estimates", "expects", "projections", and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have also applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications. Sales of our brachytherapy products represented approximately 79% of our revenue for the three months ended January 31, 2002.

        In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals to enhance the medical management of cancer, heart attack, and heart transplant rejection. We expect to continue to incur significant ongoing clinical trial and development costs related to Theseus' principal product candidate, Apomate™. In addition, we expect to incur substantial expenses associated with the launch of Apomate™, pending receipt of marketing approval from the FDA.

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

        Net sales.    Net sales increased $620,000, or 14%, to $4,936,000 for the three months ended January 31, 2002 from $4,316,000 for the three months ended January 31, 2001. The increase in net sales was due to the increase in revenues generated from both our brachytherapy and non-therapeutic product lines.

        Gross profit.    Gross profit increased $354,000 or 13% to $3,164,000 for the three months ended January 31, 2002 from $2,810,000 for the three months ended January 31, 2001. Gross profit as a percent of sales decreased from 65% to 64% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in the product mix and increasing pricing competition in our brachytherapy products.

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") expenses decreased $98,000, or 7%, to $1,224,000 for the three months ended January 31, 2002 from $1,322,000 for the three months ended January 31, 2001. The decrease is primarily attributed to amortization of goodwill. The Company has elected to early adopt Statement of Financial Accounting

Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective November 1, 2001. In accordance with SFAS 142 we discontinued the amortization of goodwill. Amortization of goodwill for the three months ended January 31, 2001 was $92,000. For additional information regarding SFAS 142, see Note 4 in the financial statement footnotes.

        Research and development.    Research and development costs increased $11,000 to $2,230,000 for the three months ended January 31, 2002 from $2,219,000 for the three months ended January 31, 2001. Such expenses primarily relate to our continued investment in Apomate™, which is currently in clinical trials. Our investment in research and development spending reflects our belief that to maintain a competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. The amount of our research and development expenses is expected to vary from quarter to quarter. All of our research and development costs are expensed as incurred.

        Interest and other income, net.    Interest and other income increased $147,000 to $490,000 for the three months ended January 31, 2002 from $343,000 for the three months ended January 31, 2001. This increase was a result of (i) the recognition of a full quarter's worth of interest income related to the investment of funds received from our follow-on offering completed in December 2000 and (ii) the elimination of interest expense in fiscal 2002 as our short term debt was retired in July 2001, which was partially offset by a decline in the effective yield on our portfolio consistent with the general decline in interest rates throughout 2001.

        Provision (benefit) for income taxes.    The provision (benefit) for income taxes resulted in an effective tax rate of 37% for the three months ended January 31, 2002 compared with the benefit for income taxes recognized at an effective tax rate of 39% for the three months ended January 31, 2001. Our effective tax rate may be subject to significant fluctuations in the future.

Liquidity and Capital Resources

        To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in new product development, inventories, trade accounts receivable, capital expenditures and strategic investments in related businesses. We have satisfied these needs primarily through a combination of public offerings and private placements of our common stock and from cash generated by operations. We do not currently have a line of credit or similar arrangements with a bank. At January 31, 2002, we had cash and investments in marketable securities aggregating approximately $54.8 million and working capital of $56.1 million. For the three months ended January 31, 2002, net cash provided by operating activities was approximately $468,000. Net cash used in investing activities totaled approximately $531,000 during the three months ended January 31, 2002.

        During the three months ended January 31, 2002, we received $10,000 from the exercise of stock options. We also received $54,000 from the purchase of shares related to our employee stock purchase plan.    Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

        We are authorized to repurchase up to $10 million of our common stock on the open market. No such shares have been repurchased as of January 31, 2002.

        The primary objectives for our investment portfolio are liquidity and safety of principal. Consistent with these two objectives, investments are made to achieve the highest rate of return. We invest excess cash in securities with varying short-term maturities to meet projected cash needs.

        We believe our current cash and marketable securities and anticipated cash flow from operations will be sufficient to support our operations and planned expansion for the foreseeable future. However, the amount of capital that we will need in the future will depend on many factors including:

  •
  costs related to research, development, clinical trials, license fees, royalty obligations, FDA approvals and commercialization of Apomate™ and other product candidates

  •
  market acceptance of our products

  •
  levels of sales and marketing that will be required to launch our new products and achieve and maintain a competitive position in the marketplace for both existing and new products

  •
  progress in and scope of our research and development activities

  •
  levels of inventory and accounts receivable that we maintain

  •
  competitors' responses to our products

  •
  level of capital expenditures

  •
  acquisition and/or development of complementary businesses, technologies or products.

        We anticipate incurring significant expenses with respect to Apomate™ over the next three to four years for ongoing clinical trials and development costs. Significant milestone payments to third parties are payable throughout the life of the contracts associated with our licenses of patent rights of technology related to Apomate™. Significant additional milestone payments would be payable to third parties in the event that we file for marketing approval in the European Union or Japan.

        We anticipate that available cash will provide sufficient funds to cover the above costs. In addition, the costs related to Apomate™ may be reduced if we enter into strategic partnerships related to Apomate™.

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

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company has adopted this standard, which did not have an impact on its consolidated financial statements, concurrent with the adoption of SFAS No. 142.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2002. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Information about market risks for the three months ended January 31, 2002 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

PART II—OTHER INFORMATION

        The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits.

10.1	Nonexclusive License Agreement, effective as of July 20, 2001, by and between AnorMED, Inc. and the Company (Confidential treatment requested for certain portions thereof).
10.2	Amendment No. 1 to Nonexclusive License Agreement, effective as of February 14, 2002, by and between AnorMED, Inc. and the Company (Confidential treatment requested for certain portions thereof).

(b)    Reports on Form 8-K.

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
March 1, 2002	By:	/s/ L. MICHAEL CUTRER
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer (Principal Executive Officer)

March 1, 2002	By:	/s/ ALAN I. EDRICK
		Name:	Alan I. Edrick
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES