Form 10-Q
period 2002-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2002-06-05
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0366422 (I.R.S. Employer Identification No.)

20200 Sunburst Street, Chatsworth, CA 91311
(Address of principal executive offices)

(818) 734-8600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes ☐    No

        The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of June 3, 2002 was 10,197,349 shares.

NORTH AMERICAN SCIENTIFIC, INC.
Index

Page
Part I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of April 30, 2002 and October 31, 2001	3
Consolidated Statements of Operations for the three and six months ended April 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the six months ended April 30, 2002 and 2001	5
Condensed Notes to the Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Part II—Other Information
Item 4. Submissions of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K
Exhibits and Reports on Form 8-K	14

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	April 30, 2002	October 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,618,000	$3,084,000
Marketable securities	52,123,000	51,258,000
Accounts receivable, net	1,899,000	1,785,000
Inventories	732,000	609,000
Income taxes receivable	—	307,000
Deferred income taxes	1,326,000	316,000
Prepaid expenses and other current assets	1,194,000	1,116,000

Total current assets	59,892,000	58,475,000
Equipment and leasehold improvements, net	3,101,000	3,606,000
Goodwill	3,659,000	3,659,000
Licenses and patents, net	452,000	2,917,000
Deferred income taxes	876,000	3,899,000
Other assets	96,000	125,000

Total assets	$68,076,000	$72,681,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,049,000	$1,012,000
Accrued expenses	1,829,000	1,796,000

Total current liabilities	2,878,000	2,808,000

Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,196,215 and 10,163,470 shares issued and outstanding as of April 30, 2002 and October 31, 2001, respectively	102,000	102,000
Additional paid-in capital	73,677,000	73,568,000
Accumulated other comprehensive income	58,000	90,000
Accumulated deficit	(8,639,000)	(3,887,000)

Total stockholders' equity	65,198,000	69,873,000

Total liabilities and stockholders' equity	$68,076,000	$72,681,000

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$4,957,000	$5,060,000	$9,893,000	$9,376,000
Cost of goods sold	1,870,000	1,770,000	3,641,000	3,276,000

Gross profit	3,087,000	3,290,000	6,252,000	6,100,000
Selling, general and administrative expenses	1,639,000	1,677,000	2,864,000	2,999,000
Research and development	2,139,000	2,163,000	4,369,000	4,382,000
Write-off of licenses and construction in progress	2,714,000	—	2,714,000	—

Loss from operations	(3,405,000)	(550,000)	(3,695,000)	(1,281,000)
Interest and other income, net	466,000	536,000	956,000	879,000

Loss before provision for income taxes	(2,939,000)	(14,000)	(2,739,000)	(402,000)
Provision (benefit) for income taxes	1,939,000	(5,000)	2,013,000	(156,000)

Net loss	$(4,878,000)	$(9,000)	$(4,752,000)	$(246,000)

Loss per share:
Basic	$(.48)	$—	$(.47)	$(.03)

Diluted	$(.48)	$—	$(.47)	$(.03)

Shares used in per share calculations:
Basic	10,189,762	10,098,591	10,182,357	9,411,949

Diluted	10,189,762	10,098,591	10,182,357	9,411,949

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,752,000)	$(246,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	485,000	679,000
Non-cash stock option compensation	—	83,000
Write-off of licenses and construction in progress	2,714,000	—
Deferred income taxes	2,013,000	—
Changes in assets and liabilities
Accounts receivable	(114,000)	(652,000)
Inventories	(123,000)	71,000
Prepaid expenses and other assets	(34,000)	(20,000)
Accounts payable	56,000	181,000
Accrued expenses	33,000	139,000
Income taxes	307,000	(1,255,000)

Net cash provided by (used in) operating activities	585,000	(1,020,000)

Cash flows from investing activities:
Net purchases of marketable securities	(897,000)	(35,180,000)
Notes receivable, net	—	200,000
Purchase of licenses	(75,000)	—
Capital expenditures	(188,000)	(645,000)

Net cash used in investing activities	(1,160,000)	(35,625,000)

Cash flows from financing activities:
Net proceeds from follow-on offering	—	44,624,000
Net proceeds from stock options and stock purchase plan	109,000	283,000

Net cash provided by financing activities	109,000	44,907,000

Net increase (decrease) in cash and cash equivalents	(466,000)	8,262,000
Cash and cash equivalents at beginning of period	3,084,000	3,072,000

Cash and cash equivalents at end of period	$2,618,000	$11,334,000

Supplemental disclosure of cash flow information:
Interest paid	$—	—

Income taxes paid	$—	$1,100,000

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

        Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

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

Note 3—Inventories

        Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	April 30, 2002	October 31, 2001
Raw materials	$554,000	$420,000
Work in process	106,000	87,000
Finished goods	72,000	102,000

	$732,000	$609,000

Note 4—Goodwill

        The Company has elected to early adopt statement of financial accounting standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective the beginning of fiscal 2002. Under this standard, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise.

        The following table presents the impact of SFAS No. 142 on net income (loss) and earnings (loss) per share had the standard been in effect for the three and six months ended April 30, 2002 and 2001.

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net loss as reported	$(4,878,000)	$(9,000)	$(4,752,000)	$(246,000)
Goodwill amortization	—	92,000	—	184,000

Net income (loss), as adjusted	$(4,878,000)	$83,000	$(4,752,000)	$(62,000)

Basic and diluted loss per share, as reported	$(.48)	$—	$(.47)	$(.03)

Basic earnings (loss) per share, as adjusted	$(.48)	$.01	$(.47)	$(.01)

Diluted earnings (loss) per share, as adjusted	$(.48)	$.01	$(.47)	$(.01)

        The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of April 30, 2002, no impairment of goodwill has been recognized.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net loss	$(4,878,000)	$(9,000)	$(4,752,000)	$(246,000)

Weighted average shares outstanding—Basic	10,189,762	10,098,591	10,182,357	9,411,949
Dilutive effect of stock options and warrants	—	—	—	—

Weighted average shares outstanding—Diluted	10,189,762	10,098,591	10,182,357	9,411,949

Basic earnings (loss) per share	$(.48)	$—	$(.47)	$(.03)
Diluted earnings (loss) per share	$(.48)	$—	$(.47)	$(.03)

        Since the Company reported a net loss for the three and six months ended April 30, 2002 and 2001, stock options and warrants to purchase 540,751 and 460,473 common shares for the three months ended April 30, 2002 and 2001, respectively, and 565,486 and 587,853 shares for the six months ended April 30, 2002 and 2001, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

        Stock options to purchase 475,163 and 491,254 common shares for the three months ended April 30, 2002 and 2001, respectively, and 441,098 and 358,603 shares for the six months ended April 30, 2002 and 2001, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 6—Comprehensive Loss

        The components of comprehensive loss are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Comprehensive Loss:
Net loss	$(4,878,000)	$(9,000)	$(4,752,000)	$(246,000)
Other Comprehensive Loss:
Unrealized loss on securities available for sale	(4,000)	—	(32,000)	—

Total comprehensive loss	$(4,882,000)	$—	$(4,784,000)	$—

Note 7—Write-off of Licenses and Construction in Progress

        Licenses and equipment include certain costs related to patents and technology licensed from third parties for the development of Apomate™. In 2001 the Company licensed additional technology and patent rights from a third party for the development of an improved version of the Apomate™ kit. During the second quarter ended April 30, 2002 the Company completed an evaluation of this new technology. Based on this evaluation, the Company decided to exclusively pursue the development of Apomate™ with the newly licensed technology. Results of operations for the three and six month periods ended April 30, 2002 include a charge of approximately $2.7 million to reflect the total write-off and abandonment of previously acquired licenses and associated equipment.

Note 8—Deferred Income Taxes

        The Company continually reviews the adequacy of the valuation allowance of its net deferred tax assets in accordance with the provisions of SFAS No. 109. The company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets. There can be no assurance that in the future there would not be increased competition or other factors that may result in a decline in margins, loss of market share or technological obsolescence. In addition, the Company expects to incur significant expenses for the next several years for ongoing clinical trials and development of the Apomate™ kit. Due to these uncertainties, the Company recorded an additional valuation allowance of approximately $1.9 million during the three months ended April 30, 2002.

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

Overview

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have also applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications. Sales of our brachytherapy products represented approximately 79% of our revenue for the six months ended April 30, 2002.

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

Results of Operations

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

        Net sales.    Net sales decreased $103,000, or 2%, to $4,957,000 for the three months ended April 30, 2002 from $5,060,000 for the three months ended April 30, 2001. The decrease in net sales was due to the decrease in revenues generated from our brachytherapy product lines.

        Gross profit.    Gross profit decreased $203,000 or 6% to $3,087,000 for the three months ended April 30, 2002 from $3,290,000 for the three months ended April 30, 2001. Gross profit as a percent of sales decreased from 65% to 62% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in product mix and increased competition in both our brachytherapy and non-therapeutic product lines.

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") expenses decreased $38,000, or 2%, to $1,639,000 for the three months ended April 30, 2002 from $1,677,000 for the three months ended April 30, 2001. The decrease is primarily attributed to discontinued amortization of goodwill offset by an increase in salary expense. The Company has elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective November 1, 2001. In accordance with SFAS 142 we discontinued the amortization of goodwill. Amortization of goodwill for the three months ended April 30, 2001 was $92,000. For additional information regarding SFAS 142, see Note 4 in the financial statement footnotes.

        Research and development.    Research and development expenses decreased $24,000 or 1% to $2,139,000 for the three months ended April 30, 2002 from $2,163,000 for the three months ended April 30, 2001. These costs primarily represent our continued investment in Apomate™, which is currently in clinical trials. Research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

        Write-off of licenses and construction in progress.    Results of operations for the three months ended April 30, 2002 include a charge of approximately $2.7 million to reflect the total write-off of abandoned licenses and associated equipment. These costs were associated with technology licensed from third parties for the development of Apomate™. In 2001 we licensed additional technology and patent rights from another third party for the development of an improved version of our Apomate™ kit. During the second quarter ended April 30, 2002 we completed an evaluation of this new technology. Based on this evaluation, we decided to exclusively pursue the development of Apomate™ with the newly licensed technology and to write-off the prior technology.

        Interest and other income.    Interest and other income decreased $70,000, or 13%, to $466,000 for the three months ended April 30, 2002 from $536,000 for the three months ended April 30, 2001. This decrease reflects a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates in the period.

        Provision (benefit) for income taxes.    The provision for income taxes increased $1,944,000 to $1,939,000 for the three months ended April 30, 2002 from a benefit of $5,000 for the three months ended April 30, 2001. The increase is primarily due to the recognition of a $1.9 million valuation allowance of our deferred tax assets.

Six Months Ended April 30, 2002 Compared to Six Months Ended April 30, 2001

        Net sales.    Net sales increased $517,000, or 6%, to $9,893,000 for the six months ended April 30, 2002 from $9,376,000 for the six months ended April 30, 2001. The increase in net sales was due to the increase in revenues generated from both our brachytherapy and non-therapeutic product lines.

        Gross profit.    Gross profit increased $152,000 or 3% to $6,252,000 for the six months ended April 30, 2002 from $6,100,000 for the six months ended April 30, 2001. Gross profit as a percent of sales decreased from 65% to 63% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in product mix and increased competition in both our brachytherapy and non-therapeutic product lines.

        Selling, general and administrative expenses.    SG&A expenses decreased $135,000, or 9%, to $2,864,000 for the six months ended April 30, 2002 from $2,999,000 for the six months ended April 30, 2001. The decrease is primarily attributed to discontinued amortization of goodwill, partially offset by an increase in salary expense. The Company has elected to early adopt SFAS 142 effective November 1, 2001. In accordance with SFAS 142 we discontinued the amortization of goodwill. Amortization of goodwill for the six months ended April 30, 2001 was $184,000. For additional information regarding SFAS 142, see Note 4 in the financial statement footnotes.

        Research and development.    Research and development costs decreased slightly from $4,382,000 for the six months ended April 30, 2001 to $4,369,000 for the six months ended April 30, 2002. These costs primarily represent our continued investment in Apomate™, which is currently in clinical trials. Our research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

        Write-off of licenses and construction in progress.    Results of operations for the six months ended April 30, 2002 include a charge of approximately $2.7 million to reflect the total write-off of abandoned licenses and associated equipment. These costs were associated with technology licensed from third parties for the development of Apomate™. In 2001 we licensed additional technology and patent rights from a third party for the development of an improved version of our Apomate™ kit. During the second quarter ended April 30, 2002 we completed an evaluation of this new technology. Based on this evaluation, we decided to exclusively pursue the development of Apomate™ with the newly licensed technology and to write-off the prior technology.

        Interest and other income.    Interest and other income increased $77,000, or 9%, to $956,000 for the six months ended April 30, 2002 from $879,000 for the six months ended April 30, 2001. This increase was a result of (i) the recognition of six months worth of interest income related to the investment of funds received from our follow-on offering completed in December 2000 and (ii) the elimination of interest expense in fiscal 2002 as our short term debt was retired in July 2001, which was partially offset by a decline in the effective yield on our portfolio of marketable securities consistent with the general decline in interest rates throughout 2002.

        Provision (benefit) for income taxes.    The provision for income taxes increased $2,169,000 to $2,013,000 for the six months ended April 30, 2002 from a benefit of $156,000 for the six months ended April 30, 2001. The increase is primarily due to the recognition of a $1.9 million valuation allowance of our deferred tax assets.

Liquidity and Capital Resources

        To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development, capital expenditures and strategic investments in related businesses. We have satisfied these needs primarily through a combination of public offerings and private placements of our common stock and from cash generated by operations. We do not currently have a line of credit or similar arrangements with a bank. At April 30, 2002, we had cash and investments in marketable securities aggregating approximately $54.7 million and working capital of $57.0 million. For the six months ended April 30, 2002, net cash provided by operating activities was approximately $585,000. Net cash used in investing activities totaled approximately $1.2 million during the six months ended April 30, 2002.

        During the six months ended April 30, 2002, we received $55,000 from the exercise of stock options. We also received $54,000 from the purchase of shares related to our employee stock purchase plan.    Proceeds from both stock option exercises and employee stock purchases and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

        The primary objectives for our portfolio of marketable securities are liquidity and safety of principal. Consistent with these two objectives, investments are made to achieve the highest rate of return. We invest excess cash in securities with varying short-term maturities to meet projected cash needs.

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

        Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to our stockholders or us. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs. If additional funds were raised by issuing equity securities, dilution to existing stockholders would result.

Industry Developments

        Our brachytherapy products fall within various "transitional pass-through codes," which are separate from the procedure payment codes that comprise much of Medicare's Outpatient Prospective Payment System (OPPS). Effective April 1, 2002, The Centers for Medicare and Medicaid Services (CMS) implemented changes in hospital payments for brachytherapy and other services provided under Medicare's OPPS for the remainder of 2002. Through December 1, 2002 CMS will bundle a portion of pass-through reimbursement for brachytherapy seeds and other pass-through devices with associated procedure codes, thereby effectively sheltering seeds from "pro rata reductions" that would otherwise have applied under current Medicare Law. To the extent that these pass-through device costs exceed the bundled amount, the remaining cost will be subject to a pro rata reduction in reimbursement. We do not anticipate any impact on the price of our products for the remainder of fiscal 2002 as a result of the current reimbursement structure.

        Based on the importance of third-party reimbursement to all providers of healthcare products and services, we will continue to closely monitor reimbursement of healthcare costs. Future reductions in payments for brachytherapy seeds could adversely affect prices of brachytherapy seeds and our revenue stream.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2002. We have not determined the impact that adoption of this Standard will have on our consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not determined the impact that adoption of this Standard will have on our consolidated financial statements.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Information about market risks for the three and six months ended April 30, 2002 does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2001.

PART II—OTHER INFORMATION

        We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 4.    Submission of Matters to a Vote of Security Holders

        On April 1, 2002, we held our 2002 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2003 Annual Meeting of Stockholders: Irwin J. Gruverman, L. Michael Cutrer, Larry Berkin, Dr. Allan M. Green and Mitchell H. Saranow. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Gruverman	9,761,715	15,769	—
Cutrer	7,303,510	2,473,974	—
Berkin	9,734,685	42,799	—
Green	7,523,288	2,254,196	—
Saranow	9,729,710	47,774	—

        The stockholders also voted to approve the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending October 31, 2002. A total of 9,575,038 shares were cast for the adoption of the proposal, 200,446 shares were cast against this proposal, and 2,000 shares abstained.

        There were no broker non-votes on either matter.

Item 6.    Exhibits and Reports on Form 8-K

  a.
  Reports on Form 8-K—No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
June 3, 2002	By:	/s/ L. MICHAEL CUTRER Name: L. Michael Cutrer Title: President and Chief Executive Officer (Principal Executive Officer)
June 3, 2002	By:	/s/ ALAN I. EDRICK Name: Alan I. Edrick Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

NORTH AMERICAN SCIENTIFIC, INC. Consolidated Statements of Operations
NORTH AMERICAN SCIENTIFIC, INC. Condensed Notes to Consolidated Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K