Form 10-Q
period 2002-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2002-08-28
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0366422 (I.R.S. Employer Identification No.)

20200 Sunburst Street, Chatsworth, CA 91311
(Address of principal executive offices)

(818) 734-8600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

        The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of August 26, 2002 was 10,249,802 shares.

NORTH AMERICAN SCIENTIFIC, INC.
Index

Page
Part I —Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of July 31, 2002 and October 31, 2001	3
Consolidated Statements of Operations for the three and nine months ended July 31, 2002 and 2001	4
Consolidated Statements of Cash Flows for the nine months ended July 31, 2002 and 2001	5
Condensed Notes to the Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K
Exhibits and Reports on Form 8-K	15

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	July 31, 2002	October 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,107,000	$3,084,000
Marketable securities	52,693,000	51,258,000
Accounts receivable, net	2,041,000	1,785,000
Inventories	799,000	609,000
Income taxes receivable	—	307,000
Deferred income taxes	1,326,000	316,000
Prepaid expenses and other current assets	946,000	1,116,000

Total current assets	60,912,000	58,475,000
Equipment and leasehold improvements, net	2,956,000	3,606,000
Goodwill, net	3,659,000	3,659,000
Licenses and patents, net	503,000	2,917,000
Deferred income taxes	876,000	3,899,000
Other assets	96,000	125,000

Total assets	$69,002,000	$72,681,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,530,000	$1,012,000
Accrued expenses	2,432,000	1,796,000

Total current liabilities	3,962,000	2,808,000

Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,249,802 and 10,163,470 shares issued and outstanding as of July 31, 2002 and October 31, 2001, respectively	102,000	102,000
Additional paid-in capital	73,927,000	73,568,000
Accumulated other comprehensive income	—	90,000
Accumulated deficit	(8,989,000)	(3,887,000)

Total stockholders' equity	65,040,000	69,873,000

Total liabilities and stockholders' equity	$69,002,000	$72,681,000

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Operations

	Three Months Ended July 31,		Nine months Ended July 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$5,267,000	$4,851,000	$15,160,000	$14,227,000
Cost of goods sold	1,912,000	1,733,000	5,554,000	5,009,000

Gross profit	3,355,000	3,118,000	9,606,000	9,218,000
Selling, general and administrative expenses	1,569,000	1,583,000	4,433,000	4,582,000
Research and development	2,624,000	1,066,000	6,993,000	5,449,000
Write-off of licenses and construction in progress	—	3,743,000	2,714,000	3,743,000

Loss from operations	(838,000)	(3,274,000)	(4,534,000)	(4,556,000)
Interest and other income, net	488,000	455,000	1,444,000	1,335,000

Loss before provision (benefit) for income taxes	(350,000)	(2,819,000)	(3,090,000)	(3,221,000)
Provision (benefit) for income taxes	—	(987,000)	2,013,000	(1,143,000)

Net loss	$(350,000)	$(1,832,000)	$(5,103,000)	$(2,078,000)

Loss per share:
Basic	$(.03)	$(.18)	$(.50)	$(.22)

Diluted	$(.03)	$(.18)	$(.50)	$(.22)

Shares used in per share calculations:
Basic	10,222,751	10,128,540	10,195,970	9,651,487

Diluted	10,222,751	10,128,540	10,195,970	9,651,487

See notes to the consolidated financial statements

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows

	Nine months Ended July 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,103,000)	$(2,078,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	678,000	1,062,000
Write-off of licenses and construction in progress	2,714,000	3,743,000
Non-cash stock option compensation	—	131,000
Deferred income taxes	2,013,000	—
Changes in assets and liabilities
Accounts receivable	(256,000)	(347,000)
Inventories	(190,000)	99,000
Prepaid expenses and other assets	220,000	(429,000)
Accounts payable	535,000	(755,000)
Accrued expenses	636,000	506,000
Income taxes	307,000	(2,244,000)

Net cash provided by (used in) operating activities	1,554,000	(312,000)

Cash flows from investing activities:
Net purchases of securities held to maturity	(1,527,000)	(39,420,000)
Proceeds from sale of securities available for sale	47,000	—
Purchase of licenses	(137,000)	—
Notes receivable, net	—	200,000
Capital expenditures	(273,000)	(788,000)

Net cash used in investing activities	(1,890,000)	(40,008,000)

Cash flows from financing activities:
Net proceeds from follow-on offering	—	44,624,000
Net proceeds from stock options and stock purchase plan	359,000	657,000

Net cash provided by financing activities	359,000	45,281,000

Net increase in cash and cash equivalents	23,000	4,961,000
Cash and cash equivalents at beginning of period	3,084,000	3,072,000

Cash and cash equivalents at end of period	$3,107,000	$8,033,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$125,000

Income taxes paid	$—	$1,030,000

See notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Consolidated Financial Statements

Basis of Presentation

        The accompanying consolidated financial statements of North American Scientific, Inc. (the "Company") are unaudited, other than the consolidated balance sheet at October 31, 2001, and reflect all material adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

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

        Marketable securities are classified as either held to maturity or available for sale. Held to maturity securities are stated at amortized cost, which approximates fair value. Available for sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in interest and other income.

Note 3—Inventories

        Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	July 31, 2002	October 31, 2001
	(Unaudited)
Raw materials	$627,000	$420,000
Work in process	93,000	87,000
Finished goods	79,000	102,000

	$799,000	$609,000

Note 4—Goodwill

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective the beginning of fiscal 2002. Under this standard, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment annually, or more frequently if certain indicators arise.

        The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the three and nine months ended July 31, 2002 and 2001.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net loss as reported	$(350,000)	$(1,832,000)	$(5,103,000)	$(2,078,000)
Goodwill amortization	—	92,000	—	276,000

Net loss, as adjusted	$(350,000)	$(1,740,000)	$(5,103,000)	$(1,802,000)

Basic and diluted loss per share, as reported	$(.03)	$(.18)	$(.50)	$(.22)

Basic and diluted loss per share, as reported	$(.03)	$(.17)	$(.50)	$(.19)

        The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of July 31, 2002, no impairment of goodwill has been recognized.

Note 5—Net Loss per Share

        Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by applying the treasury stock method unless such assumed exercises are anti-dilutive. The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net loss	$(350,000)	$(1,832,000)	$(5,103,000)	$(2,078,000)

Weighted average shares outstanding—Basic	10,222,751	10,128,540	10,195,970	9,651,487
Dilutive effect of stock options and warrants	—	—	—	—

Weighted average shares outstanding—Diluted	10,222,751	10,128,540	10,195,970	9,651,487

Basic loss per share	$(.03)	$(.18)	$(.50)	$(.22)
Diluted loss per share	$(.03)	$(.18)	$(.50)	$(.22)

        Since the Company reported a net loss for the three and nine months ended July 31, 2002 and 2001, stock options and warrants to purchase 481,519 and 725,930 common shares for the three months ended July 31, 2002 and 2001, respectively, and 539,649 and 629,598 shares for the nine months ended July 31, 2002 and 2001, respectively, were outstanding, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

        Stock options to purchase 861,388 and 323,221 common shares for the three months ended July 31, 2002 and 2001, respectively, and 659,022 and 354,261 shares for the nine months ended July 31, 2002 and 2001, respectively, were outstanding, but were not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 6—Write-off of Licenses and Construction in Progress

        Licenses and equipment include certain costs related to patents and technology licensed from third parties for the development of Apomate™. In 2001, the Company licensed additional technology and patent rights from a third party for the development of an improved version of the Apomate™ kit. During the second quarter ended April 30, 2002, the Company completed an evaluation of this new technology. Based on this evaluation, the Company decided to exclusively pursue the development of Apomate™ with the newly licensed technology. Results of operations for the nine-month period ended July 31, 2002 include a charge of approximately $2.7 million to reflect the total write-off and abandonment of previously acquired licenses and associated equipment.

Note 7—Deferred Income Taxes

        The Company continually reviews the adequacy of the valuation allowance of its net deferred tax assets in accordance with the provisions of SFAS No. 109. The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets. There can be no assurance that in the future there would not be increased competition or other factors that may result in a decline in margins, loss of market share or technological obsolescence. In addition, the Company expects to incur significant expenses for the next several years for ongoing clinical trials and development of the Apomate™ kit. Due to these uncertainties, the Company recorded an additional valuation allowance of approximately $1.9 million during the three months ended April 30, 2002, which is included in the provision for income taxes for the nine month period ended July 31, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "projections", and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have also applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications. Sales of our brachytherapy products represented approximately 79% of our revenue for the nine months ended July 31, 2002.

        In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals to enhance the medical management of cancer, heart attack, and heart transplant rejection. We expect to continue to incur significant clinical trial and development costs related to our principal radiopharmaceutical product candidate based upon our Apomate™ technology. In addition, we expect to incur substantial expenses associated with the launch of this product, pending receipt of marketing approval from regulatory agencies.

Results of Operations

Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

        Net sales.    Net sales increased $416,000, or 9%, to $5,267,000 for the three months ended July 31, 2002 from $4,851,000 for the three months ended July 31, 2001. The increase in net sales was due to the increase in revenues generated from our brachytherapy product lines.

        Gross profit.    Gross profit increased $237,000 or 8% to $3,355,000 for the three months ended July 31, 2002 from $3,118,000 for the three months ended July 31, 2001. Gross profit as a percent of sales remained constant at 64% during this period.

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") expenses decreased $14,000, or 1%, to $1,569,000 for the three months ended July 31, 2002 from $1,583,000 for the three months ended July 31, 2001. The decrease is primarily attributed to discontinued amortization of goodwill offset by an increase in personnel costs. The Company elected to early adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective November 1, 2001. In accordance with SFAS 142, we discontinued the amortization of goodwill. Amortization of goodwill for the three months ended July 31, 2001 was $92,000. For additional information regarding SFAS 142, see Note 4 in the financial statement footnotes.

        Research and development.    Research and development expenses increased $1,558,000 or 146% to $2,624,000 for the three months ended July 31, 2002 from $1,066,000 for the three months ended July 31, 2001. These costs primarily represent our continued investment in our Apomate™ technology. Research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

        Write-off of licenses and construction in progress.    Results of operations for the three months ended July 31, 2001 included a charge of approximately $3.7 million to reflect the total write-off of the construction in progress costs of two linear particle accelerators that were intended to produce Palladium-103 for use in our brachytherapy products. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, we ceased the development efforts and wrote-off the equipment.

        Interest and other income.    Interest and other income increased $33,000, or 7%, to $488,000 for the three months ended July 31, 2002 from $455,000 for the three months ended July 31, 2001. This increase includes a gain on the sale of securities held as available for sale partially offset by a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates in the period.

        Provision (benefit) for income taxes.    Results of operations include a benefit for income taxes of $987,000 on the net loss incurred during the three months ended July 31, 2001, whereas no benefit has been recorded for the net loss incurred during the three months ended July 31, 2002. Additional benefit for income taxes has not been recorded due to uncertainty surrounding our ability to realize the additional benefit prior to its expiration.

Nine Months Ended July 31, 2002 Compared to Nine Months Ended July 31, 2001

        Net sales.    Net sales increased $933,000, or 7%, to $15,160,000 for the nine months ended July 31, 2002 from $14,227,000 for the nine months ended July 31, 2001. The increase in net sales was due to the increase in revenues generated from both our brachytherapy and non-therapeutic product lines.

        Gross profit.    Gross profit increased $388,000 or 4% to $9,606,000 for the nine months ended July 31, 2002 from $9,218,000 for the nine months ended July 31, 2001. However, gross profit as a percent of sales decreased from 65% to 63% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in product mix and increased competition in both our brachytherapy and non-therapeutic product lines.

        Selling, general and administrative expenses.    SG&A expenses decreased $149,000, or 3%, to $4,433,000 for the nine months ended July 31, 2002 from $4,582,000 for the nine months ended July 31, 2001. The decrease is primarily attributed to discontinued amortization of goodwill, partially offset by an increase in salary expense. The Company elected to early adopt SFAS 142, effective November 1, 2001. In accordance with SFAS 142, we discontinued the amortization of goodwill. Amortization of goodwill for the nine months ended July 31, 2001 was $276,000. For additional information regarding SFAS 142, see Note 4 in the financial statement footnotes.

        Research and development.    Research and development costs increased $1,544,000 or 28% to $6,993,000 for the nine months ended July 31, 2002 from $5,449,000 for the nine months ended July 31, 2001. These costs primarily represent our continued investment in our Apomate™ technology. Research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

        Write-off of licenses and construction in progress.    Results of operations for the nine months ended July 31, 2002 include a charge of approximately $2.7 million to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of our Apomate™ technology platform. In 2001 we licensed additional technology and patent rights from a third party for the development of an improved version of our Apomate™ kit. During the second quarter of 2002, we decided to exclusively pursue the development of our Apomate™ technology with the newly licensed technology and to write-off the prior technology.

        Results of operations for the nine months ended July 31, 2001 included a charge of approximately $3.7 million to reflect the total write-off of the construction in progress costs of two linear particle accelerators that were intended to produce Palladium-103 for use in our brachytherapy products. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, we ceased the development efforts and wrote-off the equipment.

        Interest and other income.    Interest and other income increased $109,000, or 8%, to $1,444,000 for the nine months ended July 31, 2002 from $1,335,000 for the nine months ended July 31, 2001. This increase was a result of (i) the recognition of nine months worth of interest income related to the investment of funds received from our follow-on offering completed in December 2000, which was partially offset by a decline in the effective yield on our portfolio of marketable securities consistent with the general decline in interest rates throughout 2002, (ii) a gain on sale of securities held as available for sale, and (iii) the elimination of interest expense in fiscal 2002 as our short term debt was retired in fiscal 2001.

        Provision (benefit) for income taxes.    Results of operations for the nine months ended July 31, 2002 included a provision for income taxes of $2,013,000 as compared to a benefit for income taxes of $1,143,000 for the nine months ended July 31, 2002. Due to the uncertainty of our ability to fully recognize the future benefit of our deferred tax assets, in accordance with the SFAS No. 109, we recorded a valuation allowance of $1.9 million during the nine months ended July 31, 2002.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, goodwill impairments, loss contingencies, and taxes. Actual results could differ substantially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

        The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

        We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

        We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

        We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

        To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product development, capital expenditures and strategic investments in related businesses. We have satisfied these needs primarily through a combination of public offerings and private placements of our common stock and from cash generated by operations. We do not currently have a line of credit or similar arrangements with a bank. At July 31, 2002, we had cash and investments in marketable securities aggregating approximately $55.8 million and working capital of $57.0 million. For the nine months ended July 31, 2002, net cash provided by operating activities was approximately $1.6 million. Net cash used in investing activities totaled approximately $1.9 million during the nine months ended July 31, 2002.

        During the nine months ended July 31, 2002, we received $284,000 from the exercise of stock options. We also received $75,000 from the purchase of shares related to our employee stock purchase plan.    Proceeds from both stock option exercises and employee stock purchases and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

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

        We believe our current cash and marketable securities and anticipated cash flow from operations will be sufficient to support our operations and planned expansion for the foreseeable future. However, the amount of capital that we will need in the future will depend on many factors including:

  •
  costs related to research, development, clinical trials, license fees, royalty obligations, regulatory approvals and commercialization of our Apomate™ technology and other product candidates

  •
  levels of sales and marketing that will be required to launch our new products and achieve and maintain a competitive position in the marketplace for both existing and new products

  •
  market acceptance of our products

  •
  progress in and scope of our research and development activities

  •
  levels of inventory and accounts receivable that we maintain

  •
  competitors' responses to our products

  •
  level of capital expenditures

  •
  acquisition and/or development of complementary businesses, technologies or products.

        We anticipate incurring significant expenses with respect to our Apomate™ technology over the next three to four years for clinical trials and development costs. Significant milestone payments to third parties are payable throughout the life of the contracts associated with our licenses of patent rights of technology related to our Apomate™ technology.

        We anticipate that available cash will provide sufficient funds to cover the above costs. In addition, the costs related to our Apomate™ technology may be reduced if we enter into strategic partnerships related to our Apomate™ technology.

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

Significant Risks and Uncertainties—Mentor

        Our brachytherapy products are currently primarily marketed and distributed by Mentor Corporation ("Mentor") pursuant to a five-year agreement. On August 15, 2002, we received notification that although Mentor intends to continue its relationship with us, it does not intend to exercise a one-time option to extend the current agreement for another three years under the same terms. Consequently, we anticipate that our current agreement with Mentor will expire on January 31, 2003.

        We have begun to hire key personnel to enable us to directly market and distribute our brachytherapy products after the current Mentor agreement has expired. Furthermore, we intend to explore sales and marketing relationships with third parties, including Mentor, in addition to the non-exclusive sales and marketing relationship that we already have with Syncor Corporation.

        While we believe that we can successfully market and distribute our brachytherapy products through a direct sales force and/or through a network of distributors, there can be no assurance that we will be able to maintain the market share achieved by Mentor. Furthermore, there can be no assurance that we will have a fully-trained sales and marketing force in place by the time the current Mentor agreement expires. The additional costs involved in building a direct sales and marketing team, the possible loss of customers, and the loss of the trade names owned by Mentor that are currently associated with the our products, may have a negative impact on our revenues and results of operations.

Industry Developments

        Our brachytherapy products fall within various "transitional pass-through codes," which are separate from the procedure payment codes that comprise much of Medicare's Outpatient Prospective Payment System ("OPPS"). Effective April 1, 2002, The Centers for Medicare and Medicaid Services ("CMS") implemented changes in hospital payments for brachytherapy and other services provided under Medicare's OPPS for the remainder of 2002. Through December 31, 2002 CMS will bundle a portion of pass-through reimbursement for brachytherapy seeds and related pass-through devices with associated procedure codes, thereby effectively sheltering seeds from "pro rata reductions" that would otherwise have applied under current Medicare law. To the extent that these pass-through device costs exceed the bundled amount, the remaining cost will be subject to a pro rata reduction in reimbursement. We do not anticipate any impact on the price of our products for the remainder of fiscal 2002 as a result of the current reimbursement structure.

        On August 6, 2002, CMS issued proposed rules for 2003 Medicare reimbursement. These rules are subject to a 60-day comment period prior to be being finalized. We are in the process of reviewing these proposed rules and will be providing input to CMS during the comment period. While management is still in the process of assessing the potential impact of these rules, the proposed reimbursement structure could have an adverse impact on our revenues in 2003 if ultimately implemented as proposed. We will pursue a number of avenues to attempt to address and potentially mitigate any detrimental impact resulting from this proposed ruling.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not determined the impact that adoption of this Standard will have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Information about market risks for the three and nine months ended July 31, 2002 does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for 2001.

PART II—OTHER INFORMATION

        We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 6.    Exhibits and Reports on Form 8-K

a.
Exhibits

Exhibit No.	Title
10.1	Employment Agreement, dated April 1, 2002, by and between L. Michael Cutrer and the Company.
99.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b.
No reports on Form 8-K were filed during the quarter ended July 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
August 26, 2002	By:	/s/ L. MICHAEL CUTRER Name: L. Michael Cutrer Title: President and Chief Executive Officer (Principal Executive Officer)
August 26, 2002	By:	/s/ ALAN I. EDRICK Name: Alan I. Edrick Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K