Form 10-K
period 2002-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2003-01-28
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002
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

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        As of January 24, 2003, approximately 10,263,418 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $78,194,713 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date).

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐ Yes    ☒ No

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on or about March 28, 2003, are incorporated by reference into Part III of this Form 10-K.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K

Item 1.    BUSINESS

INTRODUCTION

        Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section contained in this Item 1, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

        In 1996, we began to focus our research and product development activities primarily on high value, high growth medical products that are useful in the diagnosis, management and treatment of diseases such as cancer and heart disease. This initiative resulted in the development of our first two therapeutic products, iodine-based and palladium-based implantable brachytherapy seeds for the treatment of prostate cancer. We began manufacturing our Iodine-125 seed for commercial use in 1998, and introduced our Palladium-103 seed the following year. These products were initially marketed under the trademarks IoGold® and PdGold®, respectively, by Mentor Corporation ("Mentor"). In connection with the termination of our exclusive marketing and distribution agreement with Mentor, we began to directly market and sell our Iodine-125 seeds under the trade name Prospera® I-125, and our Palladium-103 seeds under the trade name Prospera® Pd-103. Since introduction, our brachytherapy business has grown substantially. We believe that we are currently the third largest manufacturer in the world of brachytherapy seeds for the treatment of prostate cancer.

        Our primary radiopharmaceutical product candidate, Hynic-Annexin V, based on our Apomate™ technology platform, is an in vivo nuclear medicine imaging agent that targets cells undergoing apoptosis or necrosis, two common forms of cell death. Hynic-Annexin V is intended to be used for determining response to anti-cancer treatment within hours of the first dose of therapy. It also has been shown to image myocardial cell death due to heart attack and to provide early evidence of cardiac transplant rejection. We intend for this product candidate to provide information that would allow clinicians to make better therapeutic decisions for individual patients by monitoring a patient's response to treatment of disease with increased accuracy and timeliness.

        Our Hynic-Annexin V product candidate is currently in clinical trials in Europe for early detection of patient response to chemotherapy treatment in patients with lung cancer. We had submitted an Investigational New Drug, or IND, application to the Food and Drug Administration, or FDA, for U.S. studies intended to develop additional data on the use of Hynic-Annexin V for the early detection of patient response to chemotherapy treatment. However, following discussions with the FDA, we withdrew our IND application in January 2003 in order to provide additional data to the FDA. These discussions indicated that the FDA is now requiring development of an immunology assay and inclusion of the respective data in the IND submission. We expect to file a new IND upon completion of the required assay and other data before mid-2003.

BRACHYTHERAPY SEEDS FOR PROSTATE CANCER

        Prostate Cancer.    The prostate gland, found only in men, is a small walnut-sized gland surrounding the urethra, located under the bladder and in front of the rectum. According to the American Cancer Society, prostate cancer is considered a slow growing cancer relative to other types of cancer. Symptoms of prostate cancer are often not noticed until the cancer has progressed past its early stages. A digital rectal examination during a routine physical examination is the most commonly used test for identifying prostate cancer. Additionally, a blood test to detect a prostate specific antigen, or PSA, has become an accepted means of detecting early-stage prostate cancer. The PSA test, which is recommended for men over the age of 50, determines the amount of prostate specific antigen contained in an examinee's blood. Elevated levels of PSA can result from benign symptoms such as inflammation but can also be indicative of the presence of cancerous cells in the prostate. The emergence of PSA blood testing has greatly improved physicians' ability to diagnose and treat early stage prostate cancer.

        Prostate cancer is the second most prevalent form of cancer in men in the United States and is the second most common cause of cancer death in men. The American Cancer Society estimated that in 2002 more than 189,000 new cases of prostate cancer would be diagnosed in the U.S. and approximately 30,200 deaths of men in the U.S. would be attributable to the disease. The cost of medical treatment in the United States for patients with prostate cancer has been estimated at approximately $5 billion annually.

        There are several therapies available for the treatment of prostate cancer.

Prostate Brachytherapy

        Overview.    Brachytherapy is a minimally invasive medical procedure in which sealed radioactive sources are temporarily or permanently implanted into cancerous tissue in the prostate, delivering a therapeutically prescribed dose of radiation that is lethal to the cancerous tissue. In the seeding procedure, generally 60 to 120 rice-sized, low-level radioactive seeds, containing either Iodine-125 or Palladium-103, are permanently implanted into the prostate, usually by a radiation oncologist or urologist, to irradiate and destroy cancerous prostatic tissue. Insertion of the seeds is performed under ultrasound guidance that allows the physicians to view the prostate for proper seed implantation. A template, or grid, covers the perineum and is attached to the ultrasound probe to facilitate correct needle placement. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in the treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. Following completion of the procedure, an x-ray or CT image is viewed to verify seed placement.

        Brachytherapy patients are generally treated on an outpatient basis and are permitted to go home the same day, as the entire procedure typically takes less than two hours. Most patients are able to return to their normal activities within two or three days following the procedure.

        The use of brachytherapy, the newest of the three primary techniques for the treatment of prostate cancer, has grown significantly over the past several years due to its advantages over the other primary therapies, which include radical prostatectomy, or RP, and external beam radiation therapy, or EBRT. In recent years, ten-year survival data has become available which demonstrates that the therapeutic results achieved by minimally invasive brachytherapy are comparable to those obtained with surgery. We believe that the increasing use of this technique reflects the growing acceptance in the medical community and among patients.

        Published data has shown that brachytherapy usually results in lower incidences of impotence and incontinence compared to other therapies, and faster recovery times than RP. Moreover, studies show that the disease free survival rates ten years after brachytherapy treatment are comparable to those after RP. Brachytherapy is most effective for localized tumors treated in the early stages of the disease. Therefore, we believe that the growing use of PSA tests will help detect prostate cancer at an earlier stage and enhance the attractiveness of brachytherapy as a treatment alternative.

        Our Brachytherapy Products.    We were the first company to manufacture both iodine and palladium based brachytherapy seeds, the two most commonly used seeds for the treatment of prostate cancer. These two products differ in the time each takes to decay, and, consequently in the rate and intensity at which the radiation dose is delivered. Because some physicians may prefer iodine seeds and others prefer palladium seeds, we believe that it is advantageous to offer both in order to address the entire brachytherapy seed market. Both types of seeds previously have been marketed by Mentor under the trademarks IoGold® and PdGold® through Mentor's sales force. In connection with the January 2003 termination of our exclusive marketing and distribution agreement with Mentor, we are directly marketing and selling our Iodine-125 and Palladium-103 seeds under the trade names Prospera® I-125 and Prospera® Pd-103, respectively. Although our products have primarily been marketed in the U.S., in December 2000 we received a CE mark which allows sales of our seeds in Europe.

  •
  Iodine-125 (Prospera® I-125).    In January 1998, we launched our first FDA-approved brachytherapy source, an Iodine-125 based seed, used primarily for the treatment of prostate cancer. Each seed consists of a laser welded biocompatible titanium capsule approximately the size of a grain of rice, containing Iodine-125 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. I-125 seeds have a half-life of 59 days; therefore, they utilize lower activity levels to deliver a therapeutic dose over a longer period of time compared to the Palladium-103 seeds.

  •
  Palladium-103 (Prospera® Pd-103).    In April 1999, we introduced our second FDA-approved brachytherapy source, a Palladium-103 based seed, also used primarily for the treatment of prostate cancer. Each palladium seed consists of a laser welded biocompatible titanium capsule containing Palladium-103 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. Pd-103 seeds have a half-life of 17 days; therefore, they utilize higher activity levels to deliver a therapeutic dose over a shorter period of time compared to the Iodine-125 seeds.

Other Treatment Modalities

        Radical Prostatectomy.    Currently the most common treatment option for prostate cancer, radical prostatectomy, or RP, is an invasive surgical procedure in which the entire prostate gland is removed. RP is performed under general anesthesia and typically involves a hospital stay of several days for patient observation and recovery.

        This procedure is often associated with relatively high rates of impotence and incontinence. For instance, a study published in the Journal of the American Medical Association in January 2000 reported that approximately 60% of men who had received RP reported erectile dysfunction as a result of surgery. The same report found that approximately 40% of the patients studied reported at least occasional incontinence. New bilateral nerve-sparing techniques are currently being used more frequently in order to address these side effects, but these techniques require a high degree of surgical skill. RP is typically more expensive than other common treatment modalities.

        External Beam Radiation Therapy.    EBRT, allows patients to receive treatment on an outpatient basis and at a lower cost than RP. EBRT involves directing a beam of radiation from outside the body at the prostate gland in order to destroy cancerous tissue. The course of treatment usually takes seven to eight weeks to deliver the total dose of radiation prescribed to kill the tumor.

        Studies have shown, however, that the ten-year disease free survival rates with treatment through EBRT are not comparable to the disease free survival rates after RP or brachytherapy treatment. In addition, because the radiation beam travels through the body, affecting both healthy and cancerous tissue alike, other side effects are associated with EBRT. For instance, rectal wall damage caused by the radiation beam is a noted negative side effect. Data suggests that between 30% and 40% of the patients who undergo EBRT suffer problems with erectile dysfunction after treatment. While EBRT directs a single beam at the prostate, a newer technique, known as Intensity Modulated Radiation Therapy, or IMRT, is designed to spare healthy tissue by directing multiple beams from various angles to the cancerous tissue, with varying levels of intensity.

        Other Treatments.    Cryosurgery, a procedure in which tissue is frozen to destroy tumors, is another treatment option for prostate cancer. Currently, this procedure is less widely used, although promising treatment outcomes have been reported. Cryosurgery typically requires a one to two day hospital stay and is associated with higher rates of impotence than brachytherapy.

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

        "Watchful waiting," while not a treatment, is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as upon the age and life expectancy of the patient. Physicians and patients who choose watchful waiting are frequently seeking to avoid the negative side effects associated with RP or other treatment modalities. Through careful monitoring of PSA levels and close examination for advancing symptoms of prostate cancer, physicians may choose more active treatments at a later date.

Mentor Relationship

        In June 1997, we executed an exclusive worldwide marketing and distribution agreement with Mentor which granted Mentor an exclusive license to market and sell our brachytherapy seeds for the treatment of prostate cancer. Sales under this agreement were initiated in January 1998. The Mentor agreement originally had a term of five years and covered Iodine-125 brachytherapy seeds. In February 1999, we amended the agreement to establish provisions providing to Mentor the exclusive worldwide marketing and distribution rights with regard to Palladium-103 seeds. The term of the agreement for both seed product lines was set to expire in January 2003. Mentor held a one-time option to extend the agreement for an additional three years; however, in August 2002, Mentor announced that it would not exercise its option to extend.

        Under the agreement, Mentor was responsible for all sales and marketing activities, including the education and support of urologists, radiation oncologists, medical physicists and other personnel involved in the use of brachytherapy seeds. The agreement also provided us the right to terminate Mentor's exclusivity with respect to either product for which Mentor failed to achieve minimum target market share requirements in designated geographic areas, subject to certain cure provisions by which Mentor could maintain exclusivity.

        We formally notified Mentor of our belief that Mentor did not meet its 2001 target market share with respect to sales of IoGold® or PdGold®. We additionally believe that Mentor did not attain its 2002 target market share for either product. As a result of Mentor's failure to attain the required market share for sales of PdGold® after our formal notification, Mentor's rights became "non-exclusive" under the agreement, which allowed us to begin selling our Prospera® Pd-103 product during fiscal 2002. Because of different criteria by which exclusivity is lost with respect to IoGold®, Mentor maintained exclusivity on that product through the end of the contract.

        In October 2002, Mentor sued us for alleged breach of contract, unfair competition, and misappropriation of purported trade secrets (this litigation is described further in Item 3, below). In November 2002, Mentor announced that it had reached an agreement to acquire an I-125 brachytherapy seed manufacturer, Mills Biopharmaceuticals, Inc. We believe that Mentor, by its actions during the term of the Mentor distribution agreement and through its agreement to acquire Mills Biopharmaceuticals, has materially breached the agreement. We also believe that Mentor has engaged in various acts of unfair competition, trade libel and misuse of our confidential information and trade secrets.

        The agreement contained a termination clause for a material breach of contract, upon 30 days notice of such breach. In December 2002, we formally notified Mentor of its multiple, material breaches mentioned above. Mentor did not cure the breaches we alleged in our December notification. Accordingly, the agreement formally terminated in mid-January 2003 with respect to both IoGold® and PdGold®. We are currently marketing and selling our Prospera® seed products through our internal sales force.

THE HYNIC-ANNEXIN V PROGRAM

        Our Hynic-Annexin V product candidate, based on the Apomate™ technology platform, is a kit consisting of multiple components for the preparation of Technetium Tc-99m labeled Annexin V. Tc-99m labeled Annexin V is administered intravenously and is intended for the in vivo imaging of apoptosis and necrosis, two common forms of cell death, using standard nuclear medicine imaging procedures. We are using Hynic (hydrazinonicotinamic acid) technology, licensed from AnorMed Inc., in our product as a linker to bind the Tc-99m atom to the annexin protein. The product is prepared just prior to patient administration.

        We had performed over 200 studies on patients using the initial Apomate™ technology kit to demonstrate proof-of-principle of our product. In the second fiscal quarter of 2002, we incorporated the current Hynic linker technology to improve reliability and ease-of-use for the end-user, and because the new formulation resulted in improved biodistribution. The Hynic-Annexin V formulation is cleared through the kidneys and makes possible abdominal imaging that was not possible with our initial Apomate™ product, which is cleared through the kidneys, liver, and bowel, thus obscuring abdominal scans.

Nuclear Medicine and Cell Death

        Nuclear medicine imaging involves injecting a radioisotope into the patient's body, detecting the signal emitted by the radioisotope with a gamma camera and then creating an image of the target area, usually through the use of a computer. A radioisotope, such as Technetium Tc-99m, is typically coupled with a carrier molecule that binds on a selective basis with targeted tissues. Because of the sensitivity of gamma cameras, only tiny amounts of radioisotopes are required to produce nuclear images. Nuclear medicine imaging is distinct in that it documents organ and cellular function, in contrast to most other diagnostic radiology procedures, which typically image anatomic structure. Nuclear medicine imaging procedures often identify abnormalities very early in the progression of a disease, long before some medical problems are detected using other diagnostic tests. The Society of Nuclear Medicine estimates that 10 to 12 million nuclear medicine imaging examinations or therapeutic procedures are performed in the United States each year.

        Apoptosis was once of interest only in a few specialized fields of biology, but is now recognized as a central feature of cancer treatment, heart attack, and organ transplant rejection. During apoptosis, several physiologic stimuli may trigger a cellular set of processes that result in an orderly self-destruction and disposal of the cell without breaking open the cell membrane. This process can be induced by disease, such as in transplant rejection or heart attack, or can be purposely induced as the result of certain forms of cancer therapy, including chemotherapy and radiotherapy. Unlike apoptosis, necrosis is a disorganized non-physiologic process characterized by physical disruption of the cell membrane. Necrosis can be caused by mechanical, thermal, electrical or noxious chemical injury and by profound hypoxia (a deficiency in the amount of oxygen reaching body tissues), ischemia (a decrease in the blood supply to a bodily organ, tissue, or part caused by constriction or obstruction of the blood vessels), or respiratory poisons. In a normal healthy cell, membrane integrity is maintained by a series of controlled biochemical processes. The process of apoptosis is characterized by the maintenance of cell membrane integrity, while necrosis is accompanied by the breakdown and fragmentation of the cell membrane.

        During apoptosis, the inactivation of a particular enzyme, translocase, and the activation of another enzyme called scramblase, allows a molecule known as phosphatidylserine, or PS, which is normally only found on the inside of the cell membrane, to migrate to the outer surface of the cell membrane. Annexin V has a strong binding affinity for PS. As soon as PS is expressed on the surface of the cell it becomes accessible as a binding target site for Hynic-Annexin V.

        Cells dying from necrosis have membrane disruption, typically with cell swelling. Although PS may not migrate to the outer surface of the cell membrane during necrosis, the loss of membrane integrity is thought to allow Hynic-Annexin V to bind to PS on the inner leaflet of the cell membrane.

        Once Hynic-Annexin V binds to PS, standard nuclear medicine imaging techniques are used to produce an image of cell death associated with either apoptosis or necrosis. Our Hynic-Annexin V product candidate is currently in clinical trials in Europe for early detection of patient response to chemotherapy treatment in patients with lung cancer. We are in the process of obtaining and compiling data for an IND application to the FDA for U.S. studies intended to develop additional data on the use of Hynic-Annexin V for the early detection of patient response to chemotherapy treatment. We believe that Hynic-Annexin V will allow clinicians to make better therapeutic decisions for individual patients by monitoring the patient's response to treatment with greater sensitivity and speed.

Cancer Treatment

        Many cancer treatments, including radiotherapy, chemotherapy or immunotherapy, are intended to kill tumor cells. Technetium Tc-99m labeled Annexin V has been shown to image in vivo tumors responding to treatment by binding to apoptosis-specific membrane markers that appear as soon as a few hours after initial doses of effective treatment.

        Normally, it may take many weeks of repeated dosing with cancer drugs until response to treatment is evaluated by observation of tumor size changes. This long evaluation period can be troublesome in many respects. For example, although only approximately 25% to 30% of lung cancer patients respond to first-line cancer drug treatment, the side effects of the drugs are felt in nearly all of the treated population. Consequently, an imaging agent with the ability to quickly measure patient response to cancer therapy should be in great demand. Such an agent would allow for rapid identification of ineffective treatments, thereby allowing reassessment of patient management to identify new treatment options and potentially avoiding negative side effects of treatment from which the patient is unlikely to receive meaningful clinical benefit.

        We believe that Hynic-Annexin V, as a prognostic tool for individual response to cancer treatment, has the potential to provide several benefits to patients, physicians and pharmaceutical and biotechnology companies by:

  •
  improving patient care management

  •
  enabling evaluation of individual patient responses to cancer treatment, as soon as a few hours after initial administration of a chemotherapy agent

  •
  reducing unnecessary treatment costs

  •
  saving critical time by avoiding ineffective treatments

  •
  more efficiently stratifying cancer patients in clinical trials into responders and non-responders to therapeutic regimens

  •
  providing pharmaceutical and biotechnology companies with more timely information to facilitate quicker development of new therapeutic agents

        According to the National Cancer Institute, approximately 1.3 million individuals in the United States are diagnosed with cancer each year, of which approximately 400,000 will undergo chemotherapy. Many additional patients with recurrent disease enter chemotherapy programs each year. We believe that Hynic-Annexin V imaging will dramatically facilitate improved clinical outcomes, since no diagnostic tool in use today gives clinicians such rapid, direct and detailed evidence as to whether a particular treatment is effective.

        Clinical Trials.    Phase I studies of the Hynic-Annexin V kit have shown an improved biodistribution with the new formulation; and preliminary safety information obtained is very positive. In Europe, Phase II clinical trials for imaging patients with non-small cell lung cancer received ethics board and certain government required approvals, and patient enrollment in those studies has begun.

Cardiology

        Assessing Heart Attack Damage.    Tc-99m labeled Annexin V imaging in patients with known heart attacks has shown areas of increased uptake of the imaging agent in the areas of the heart known to have had a blockage of blood flow, consistent with localization of Hynic-Annexin V by apoptotic and necrotic cells. When a blockage occurs in a coronary blood vessel, a region of the heart normally supplied with blood by this vessel is injured and may die. Studies have shown that muscle cells in the heart can begin dying within 15 minutes of oxygen deprivation. Reflow injury also occurs in the first 15-30 minutes after the return of blood flow in patients whose clots are dissolved by drugs or who undergo emergency angioplasty to restore coronary blood flow. Hynic-Annexin V's ability to localize in areas of apoptosis and necrosis suggests that this imaging procedure may be useful in demonstrating the total volume of irreversibly damaged heart muscle. Hynic-Annexin V studies could define the diagnosis of the location and extent of the heart damage after a heart attack or after medical or surgical intervention to limit the damage associated with heart attack. Moreover, we believe that Hynic-Annexin V may distinguish previously damaged heart tissue from freshly injured tissue in patients with known cardiovascular disease. Current regional perfusion imaging agents such as Thallium Tl-201™ and Cardiolite™ cannot always distinguish past heart tissue damage from fresh injury.

        Clinical Trials.    Phase II clinical trials of the initial Apomate™ technology in patients with acute myocardial infarction were conducted in 2000-2001. More than 60 patients with known heart attacks were imaged in Phase II trials which compared Tc-99m labeled Annexin V imaging to standard enzyme and ECG tests as well as to Thallium Tl-201™ imaging. Follow-up studies demonstrated that some patients with positive Tc-99m labeled Annexin V cardiac uptake may continue to show cardiac update two to four weeks after an acute injury. Patients with larger heart attacks were found to sometimes show prolonged cardiac uptake of the imaging agent. It is possible that such uptakes identify a subset of individuals with ongoing myocardial damage and cellular stress. We intend to continue our discussions with cardiologists to explore the clinical and commercial value of these findings; and to collaborate with cardiologists interested in studying the potential clinical applications of these findings. We plan to make Hynic-Annexin V kits available to physicians for such studies.

        Heart Transplant Rejection.    Transplant patients are monitored for signs of rejection by repeated heart catheterization during which a small piece of heart tissue is biopsied and examined in the laboratory under a microscope for signs of rejection, a procedure known as histopathological examination. This biopsy procedure is invasive and can be painful, involving advancement of a catheter through a vein to the heart and the "snipping off" of a piece of tissue for microscopic examination. Based on the results of the biopsy, a physician may adjust the prescribed level of immunosuppressive drugs. In initial human trials with the initial Apomate™ technology kit, Tc-99m labeled Annexin V has been found to concentrate in areas of cell death, thus providing an early warning of this rejection.

        There are approximately 2,200 heart transplants performed annually in the United States. Each heart transplant recipient may undergo up to 15 biopsy procedures in the first year after the transplant in order to assess the adequacy of immunosuppression medication required to prevent rejection of the new heart. After the first year, biopsies are typically performed one to four times annually.

        Clinical Trials.    In patients experiencing heart transplant rejection, the cells of the new heart are dying as a result of the apoptotic process. Preclinical results have demonstrated the ability of Tc-99m labeled Annexin V to bind to dying heart cells in rejecting heart transplant recipients. Nuclear medicine images obtained using standard instrumentation available in U.S. hospitals clearly demonstrated localization of Tc-99m labeled Annexin V in patients with biopsy-confirmed transplant rejection in Phase I clinical trials. Some of this data has been published as a peer-reviewed article in Nature Medicine, a leading medical journal. This demonstrates the potential for non-invasive nuclear medicine imaging of early signs of rejection.

        We have presented peer-reviewed data to the Society of Nuclear Medicine from our Phase I trial of Tc-99m labeled Annexin V in heart transplant rejection which was conducted in 27 patients who were undergoing routine surveillance heart biopsies, the standard diagnostic test for post-transplant patients. While we intend to focus on cancer indications for our product in Company-sponsored studies in the near future, we intend to make Hynic-Annexin V kits available to physicians interested in studying the Tc-99m labeled Annexin V technology for this indication under physician INDs.

OTHER PRODUCTS

        By utilizing our expertise in the design, development and manufacturing of radioisotopic products, we have developed the following additional products.

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

        Standards for Nuclear Medicine.    Nuclear medicine is practiced at over 5,000 U.S. hospitals. Consistent performance of imaging and calibration instrumentation is crucial to successful diagnostic and patient management and cannot be maintained without extensive calibration programs. We supply many of the required types of calibration standards.

        Standards for Calibration and Reference.    We manufacture both catalog and customized products for commercial laboratories serving the environmental sector. Calibration standards are critical for accurate environmental analysis of unknown samples collected in the field. Moreover, our products have a variety of industrial uses, ranging from measuring the thickness of materials and gauging fluid levels to electronics stabilization and calibration.

        We make standards available to various organizations, including certain government agency contractors and laboratories. These standards are often designed to meet special requirements, customized configurations or special processing services.

        Our commercial customers include federal and state governmental agencies, leading medical equipment manufacturers, nuclear utilities and private organizations. Our radiation sources are also sold through a select group of representatives and distributors in North America and Europe. We support our products through a full product catalog, advertising, telemarketing and trade shows, and engage in direct selling to end users as well as to equipment manufacturers for inclusion in their product lines.

Prospera® for Ocular Melanoma

        Intraocular melanoma, a tumor occurring inside the eye, is a relatively rare malignancy. There are approximately 1,500 new cases of this form of melanoma each year in the United States. The two most common means of treating this condition are brachytherapy or enucleation (removal of the eye).

        Our line of high activity brachytherapy seeds is also marketed and sold under the trademark Prospera® for use in the treatment of ocular melanoma and other solid tumor applications. Our Prospera® ocular melanoma seed is used with the ultimate goal of destroying the tumor while preserving the eye. Our ocular melanoma seeds are available in both Iodine-125 seeds and Palladium-103 seeds, and are directly marketed by us to ophthalmologists and medical physicists. The number of cases occurring annually will limit Prospera® ocular melanoma sales for this application, but we view it as a natural extension of our brachytherapy business and as a service to the oncology community.

SALES AND MARKETING

        We have developed, and are in the process of expanding, an internal sales force to directly market and sell our Iodine-125 and Palladium-103 brachytherapy seeds under the trade name Prospera®. The sales staff currently consists of approximately nine full-time dedicated brachytherapy representatives; however, in the near future we intend to further expand our staff.

        Each of our sales representatives sells products and services customers within an assigned territory. The sales representatives promote customer satisfaction with periodic service calls in addition to scheduled follow-up visits. While we have obtained necessary approvals to sell our brachytherapy seeds in Europe and Latin America, sales efforts are primarily concentrated on the U.S. market. Our products are principally marketed directly to the end-user physicians and purchasing groups that act on their behalf.

        Our radiation and references standards are sold directly, as well as through a select group of third party representatives and distributors, in North America and Europe. We support our products through a full product catalog, advertising, telemarketing and trade shows, and engage in direct selling to end users as well as to equipment manufacturers for inclusion in their product lines.

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

        We currently hold two U.S. patents relating to brachytherapy. In December 1999, we received a patent for a laser welded closure device which will expire in 2018. Additionally, we have applied to extend our patent protection internationally with the European Patent Office. We also filed an application for patent protection in August 1997 on our radioactive brachytherapy source design. In October 2002, the United States Patent and Trademark Office issued a patent on several of our claims, related to the use of multiple markers to designate seed characteristics. The remaining portion of the application is still pending. No patent protection is afforded while the application is pending before the United States Patent and Trademark Office.

        We have exclusively licensed intellectual property which covers Technetium Tc-99m labeled Annexin V technology for in vivo imaging of cell death from certain entities that hold issued and pending patents with respect to this technology. The United States Patent and Trademark Office has granted full patent rights to our licensor, Stanford University, for a patent for "Imaging Cell Death In Vivo" which we believe is a key patent providing strong protection for the Apomate™ technology platform and use in our Hynic-Annexin V product candidate.

        The Technetium Tc-99m labeled Annexin V technology is licensed to us under the following arrangements:

  •
  We have a license agreement with Stanford University ("Stanford") dated April 1, 1998, and amended June 1, 1999, relating to the license of a patent for techniques for imaging cell death in vivo. The patent, containing 75 claims for the use of annexin for imaging cell death, was issued by the United States Patent and Trademark Office in March 2001. The agreement does not contain a predetermined termination date, but may be terminated by us at any time upon 30 days written notice to Stanford. Stanford may terminate the license agreement if we are in breach of the terms of the agreement, subject to a 30-day cure period following notice of the breach. We have agreed to pay Stanford a royalty based upon the amount of licensed product sold. Additionally, we have agreed to certain predetermined milestone payments over the life of the agreement, including $150,000 upon filing our Biologic License Application, or BLA, in the U.S. and $250,000 upon receipt of marketing approval in either the U.S. or European Union. Our obligation to pay royalties continues for so long as we, by our activities, would infringe a valid claim of an unexpired licensed patent of Stanford.

  •
  In July 2001, we entered into a license agreement with AnorMed Inc., for the rights to use its patented linker technology relating to the modification of proteins with a chemical compound and with other compounds useful in protein labeling to prepare Technetium Tc-99m labeled Annexin V, among other uses. The agreement runs until the last of the licensed patents expires. The termination provisions of this agreement provide that if a material default remains uncured for 90 days, then the non-defaulting party has the right to terminate the agreement by written notice to the defaulting party. As consideration for the license, we have agreed to pay AnorMed royalties based upon the amount of licensed product sold, and such obligation continues in effect for the duration of the agreement. Furthermore, we are obligated to make a $500,000 milestone payment upon receipt of the first regulatory approval to market a product using AnorMed technology.

        In addition, we have licensed additional technology governing composition of matter and use of Technetium Tc-99m labeled Annexin V. In 2002, we ceased the development efforts of our initial Apomate™ technology utilizing the linking agent licensed from NeoRx Corporation. We notified NeoRx of this change, and we believe that we have no further payment obligations arising from this license agreement.

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

COMPETITION

        Our brachytherapy business is subject to intense competition. Our primary competitors in the brachytherapy seed business include Nycomed Amersham PLC, which manufactures and sells Iodine-125 brachytherapy seeds, and Theragenics Corporation, which manufacturers and sells Palladium-103 brachytherapy seeds directly and through marketing relationships with third parties, including Prostate Services of America, Inc., Nycomed Amersham PLC, C.R. Bard, Inc. and Imagyn Medical Technologies. Several additional companies currently sell brachytherapy seeds and a number of others have announced their intention to market brachytherapy seeds. Additionally, Mentor announced in November 2002 that it intends to complete an acquisition of Mills Biopharmaceuticals, Inc., a manufacturer of I-125 seeds. Mentor stated that it believes it will complete that acquisition by February 1, 2003, and in January announced a non-exclusive agreement to distribute a Palladium-103 seed manufactured by Best Medical International, Inc. As a result, Mentor is a direct competitor to us as well.

        In addition, other products using alternative technologies may be developed which would compete with our brachytherapy products. For example, if treatment methods such as cryosurgery or hormone therapy gain increased acceptance among healthcare providers, patients and payers, or if new technologies such as gene modification emerge to become leading treatment standards as alternatives to traditional therapies, we may lose market share for our brachytherapy seeds or may find that our products are rendered non-competitive or obsolete by such market shifts and technological developments.

        For the indications currently being evaluated in clinical trials for our Hynic-Annexin V product candidate, established methods of patient evaluation exist and must be considered "gold standards" of treatment. To our knowledge, no radiopharmaceutical product comparable to our product candidate currently exists. The challenges which Hynic-Annexin V could potentially encounter include physician acceptance and adoption of a new diagnostic and management tool designed to replace well-established procedures. It is also possible that Positron Emission Tomography, or PET, techniques or magnetic resonance imaging, or MRI, techniques could be used to study patient response to anti-tumor treatment or heart tissue damage. Early changes in PET images have been described soon after successful treatment of certain hematologic tumors with Novartis' Gleevec™ product. Radiopharmaceuticals, such as Thallium Tl-201 and Bristol-Myers Squibb Medical Imaging, Inc.'s Cardiolite™, are used to show abnormalities of blood flow to heart tissue. However, such agents do not directly image damage to heart tissue and are not indicated for differentiating old injury from new injury.

        The radiation reference source business is also subject to intense competition. Our primary competitors in this industry include AEA Technology PLC, Eckert & Ziegler AG, and Analytics, Inc.

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

U.S. Regulatory Process

        Approval of new medical devices and biological products is a lengthy procedure leading from development of a new product through preclinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There is a shorter FDA review and clearance process, the premarket notification process, or the 510(k) process, whereby a company can market certain medical devices that can be shown to be substantially equivalent to other legally marketed devices. We have been able to achieve market clearance for some of our medical device products using the 510(k) process.

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

        In order to commence clinical trials for Hynic-Annexin V in the United States, an IND must be reviewed and cleared by the FDA. We are in the process of obtaining and compiling data for an IND application to the FDA for studies on the use of Hynic-Annexin V for the early detection of patient response to chemotherapy treatment. Studies are currently being undertaken in Europe in accordance with applicable laws.

        In connection with the manufacture and distribution of brachytherapy sources, we are required to be registered as a medical device manufacturer with the FDA. As such, we are subject to inspection by the FDA for compliance with the FDA's current Good Manufacturing Practices, or cGMP, regulations, among other things. These regulations require that we and any of our contract manufacturers design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) notice for any product modification. We may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

        For our radiopharmaceutical products under development which are regulated as biologics, the FDA requires:

  •
  preclinical laboratory and animal testing

  •
  submission to the FDA of an IND application which must be reviewed and cleared by the FDA prior to the initiation of human clinical studies

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use

  •
  preparation and submission to the FDA of a marketing application known as a BLA

  •
  review and approval of the BLA as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product

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

Foreign Regulatory Process

        In order to sell our medical device products within the European Union, we must comply with the European Commission's medical device directive. We received a CE mark on our brachytherapy products for prostate cancer in December 2000. The CE mark is recognized worldwide as an essential European regulatory approval and will enable us to expand our sales and distribution of the products throughout the European Union. In order to perform clinical studies of our Hynic-Annexin V product candidate in Europe, we have met with governmental drug regulatory oversight bodies in several countries to identify potential rapporteurs for our projected E.U. marketing application. We also have pursued and received ethics board and certain required government approvals in several countries, and individuals are presently enrolling in studies for imaging patients with lung cancer.

Other Regulation

        In addition to FDA regulation, certain of our activities are regulated by, and require approvals from, other federal and state agencies in the United States. For example, we operate under a license issued by the California Department of Health which allows us to manufacture and process radioactive materials. Our licenses for our North Hollywood and Chatsworth facilities expire in 2007 and 2008, respectively. We are also subject to a routine inspection by the California Department of Health Services for compliance with good manufacturing practices, health and safety requirements, and other applicable regulations. Violation or alleged violation of these regulations may result in government action ranging from warning letters to criminal prosecution. Companies that violate these regulations are also subject to large civil penalties. Moreover, our use, management and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

        We also occupy laboratory space in Worcester, Massachusetts for the purposes of research and development for our Hynic-Annexin V product candidate. We operate using radioactive materials under a license issued by the Commonwealth of Massachusetts, Executive Office of Health and Human Services. The license expires in October 2007.

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

        The principal components in our products are radioisotopes. Additionally we use a variety of materials for encapsulation or containment of the radioisotopes. Radioisotopes are available for purchase from a limited number of government or commercial facilities around the world or are manufactured by irradiation of target materials at commercially available sites. We also often process and purify these isotopes in our laboratories. Once purified, we further process, contain and calibrate these materials. Encapsulation and containment materials are available from commercial suppliers in the United States and internationally.

        The components of the Hynic-Annexin V kit are manufactured by third parties. We conduct audits of our third party manufacturers to ensure they comply with the FDA's cGMP regulations.

RESEARCH AND DEVELOPMENT

        Research and development expenses totaled $8,951,000 during the year ended October 31, 2002, which relate primarily to the ongoing clinical trial and development costs related to the Hynic-Annexin V development program. We expect to continue to incur additional significant clinical trial and development costs related to Hynic-Annexin V over the next several years.

EMPLOYEES

        As of October 31, 2002, we had a total of 75 full-time employees. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

Risk Factors

We presently have limited marketing and sales experience and will be required to further develop our sales and marketing team in order to maintain and improve revenues from the sale of our products.

        We have relied almost exclusively on our marketing and distribution agreement with Mentor for marketing and sales of our brachytherapy products, including Iodine-125 and Palladium-103 seeds. In connection with the termination of this agreement, we are developing an internal sales and marketing force to directly market and sell these products. We have limited experience, however, marketing and selling our brachytherapy products, which in fiscal 2002 accounted for approximately 80% of our revenue, and we have no experience directly marketing and selling those products in commercial quantities.

        Our sales staff currently consists of nine representatives. In order to maintain and improve revenues from the sale of our brachytherapy products, we must expand our sales and marketing capabilities. We may not be able to do this successfully. We expect to incur significant additional expense in attracting, establishing and maintaining a marketing and sales force.

        There can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

Development of our Hynic-Annexin V product candidate involves considerable risk and could threaten our future profitability.

        Our anticipated expenditures in the development of Hynic-Annexin V are expected to have a significant negative impact on our earnings over the next several years. Development of this product presents considerable risks including:

  •
  The use of radiopharmaceuticals for imaging cell death is a new and unproven technology and may not receive acceptance among healthcare providers, payers or patients.

  •
  The production of Hynic-Annexin V kits depends on successful manufacturing and testing of stable Hynic-Annexin V conjugate and other materials by contract manufacturers under cGMP standards. Delays in this process could adversely impact the timing of clinical studies.

  •
  Initiation of clinical trials under FDA jurisdiction and marketing of Hynic-Annexin V requires the development of a novel immunology assay. Delays in development of this assay could adversely impact our ability to initiate clinical trials.

  •
  Clinical trials with respect to this product may not be successful and we may not receive government approvals in a timely manner or at all. We do not expect to submit our BLA for Hynic-Annexin V to the FDA for marketing approval until 2005 at the earliest. FDA review of a BLA typically takes a minimum of one year. Our BLA filing date could be extended for a number of reasons, including changes in the regulatory landscape or changes in our strategic initiatives.

  •
  There is no assurance that any products resulting from our development of Hynic-Annexin V will achieve market acceptance or compete successfully against existing or future diagnostic products intended for similar purposes.

A significant percentage of our revenues comes primarily from the sale of our brachytherapy products.

        We expect to continue to derive a substantial percentage of our revenues for the next several years from sales of our Iodine-125 and our Palladium-103 brachytherapy seeds. Our failure to maintain and improve the revenues from these products would have a material adverse effect on our business, financial condition and results of operations. We do not expect that commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new businesses, or both. Furthermore, any new products that we develop may be subject to clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful.

Our ability to commercialize product candidates is subject to uncertainty related to clinical trials.

        Before obtaining regulatory approval for the commercial sale of our Hynic-Annexin V product candidate, or any other product candidates, we must demonstrate through pre-clinical studies and clinical trials that such product candidates are safe and efficacious for use in each indication and are clinically useful. The results from pre-clinical testing and early clinical trials may not predict results that will be obtained in large-scale clinical trials, and there can be no assurance that our clinical trials will demonstrate the safety and efficacy of any of our product candidates or will lead to marketable products. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. We, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. In addition, there can be no assurance that any of our product candidates will obtain FDA or other regulatory approval for any indication or that an approved product will be capable of being produced in commercial quantities at reasonable cost and successfully marketed.

        In particular, if we are delayed or unable to develop a commercially viable Hynic-Annexin V product formulation to take to market, we may be unable to proceed on schedule with further clinical trials for any indications. In addition, the FDA has indicated that clinical trial data we present from an adequate and well-controlled study suitable for supporting a marketing application, often referred to as a pivotal study, for any indication may not be accepted if Hynic-Annexin V's composition changes significantly. As a result, any delay caused by implementing the final design of, or the manufacturing process for, Hynic-Annexin V may delay commercialization.

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

        Our brachytherapy business is subject to intense competition. Our primary competitors in the brachytherapy seed business include Nycomed Amersham PLC, which manufactures and sells Iodine-125 brachytherapy seeds, and Theragenics Corporation, which manufacturers and sells Palladium-103 brachytherapy seeds directly and through marketing relationships with third parties, including Prostate Services of America, Inc., Nycomed Amersham PLC, C.R. Bard, Inc. and Imagyn Medical Technologies. Several additional companies have begun to sell brachytherapy seeds and a number of others have announced their intention to market brachytherapy seeds. Additionally, Mentor announced in November 2002 that it intends to complete an acquisition of Mills Biopharmaceuticals, Inc., a manufacturer of I-125 seeds. Mentor stated that it believes it will complete that acquisition by February 1, 2003, and in January announced a non-exclusive agreement to distribute a Palladium-103 seed manufactured by Best Medical International, Inc. As a result, Mentor is a direct competitor to us as well. In addition, other products using alternative technologies may be developed which would compete with our brachytherapy products. For example, if treatment methods such as cryosurgery or hormone therapy gain increased acceptance among healthcare providers, patients and payers, or if new technologies such as gene modification emerge to become leading treatment standards as alternatives to traditional therapies, we may lose market share for our brachytherapy seeds or may find that our products are rendered non-competitive or obsolete by such market shifts and technological developments.

        Our radiation reference source business also is subject to intense competition. Our primary competitors in this industry include AEA Technology PLC, Eckert & Ziegler AG, and Analytics, Inc.

        Currently, the leading imaging technologies include computer tomography, or CT, scanning and magnetic resonance imaging, or MRI, both of which image changes in the anatomy of organs and other tissue. Our Hynic-Annexin V product candidate images apoptosis and necrosis at the cellular level; however, there can be no assurance that alternative technologies will not be developed which have equivalent or superior imaging capabilities to Hynic-Annexin V and which may become more widely accepted as imaging standards.

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

The innovative nature of Hynic-Annexin V raises questions as to whether the market will accept such a product.

        The success of our products will depend on our ability to foster and maintain favorable perceptions among patients, doctors, healthcare payers and medical researchers regarding the safety, efficacy utility and cost effectiveness of these products. This is particularly true with respect to Hynic-Annexin V. Healthcare providers and payers may not accept gamma imaging of cell death through the use of Hynic-Annexin V as a viable alternative to traditional methods for assessing response to cancer, heart attack and heart transplant rejection, or the effects of other diseases involving cellular death. If and when we receive regulatory approval, we may not receive acceptance among physicians, patients and healthcare payers in the United States or elsewhere, and we may be unable to market and sell these products.

If we are unable to acquire sufficient supplies from key suppliers that in some cases may be the only source of raw materials, our ability to deliver our products to the market may be impeded.

        We depend upon a limited number of outside unaffiliated suppliers for our radioisotopes. Our principal suppliers are Nordion International, Inc. and a company in Russia. We also utilize other commercial isotope manufacturers located in the United States and overseas. To date, we have been able to obtain the required radioisotopes for our products without any significant delays or interruptions. Currently, we rely exclusively upon Nordion International for our supply of the Palladium-103 isotope; if Nordion International ceases to supply isotopes in sufficient quantity to meet our needs, there may not be adequate alternative sources of supply.

We depend on several key licenses for our Hynic-Annexin V product candidate. If we lose our rights under any of these licenses, our ability to market and sell Hynic-Annexin V may be jeopardized.

        We license certain technology rights related to Hynic-Annexin V from several entities. We are obligated to pay such entities royalties, milestone payments and other payments in exchange for such licenses and we rely on such parties' intellectual property rights to protect our proprietary interests in Hynic-Annexin V. If we or our licensors breach any of the terms of these license agreements, or if we are unable to pay amounts owed to our licensors when they become due, we may lose the right to use such technology. If such an event occurs, we may be unable to market and sell Hynic-Annexin V.

        In addition, we are aware of other third party rights relating to Tc-99m labeled Annexin V technology. We believe we have good and sufficient defenses against any possible infringement claims. Nevertheless, should a court rule against us, we may be prohibited from marketing Hynic-Annexin V unless we obtain a license from such third party which, if available at all, may require us to make substantial royalty or other payments.

        If we are unable to obtain a license from such third party or if we lose rights to use technology related to Hynic-Annexin V under any of our current license agreements, we may be unable to market and sell Hynic-Annexin V.

If we fail to protect our intellectual property rights, other companies may take advantage of our ideas and compete directly against us.

        Our success depends in part on our ability to obtain and enforce patent protections for our products and operate without infringing on the proprietary rights of third parties. We also have licensed patents and technology for which patents are issued and pending related to Hynic-Annexin V. Furthermore, we hold rights to issued U.S. patents on a radioisotope-based device for site localization during breast biopsy procedures and a laser welded closure method for our brachytherapy seeds. The patents expire in 2014 and 2018, respectively. We have also filed for patent protection on our radioactive brachytherapy seed design, several claims for which were recently issued, which expire in 2019. The scope and extent of patent protection for our products is uncertain and frequently involves complex legal and factual questions. The breadth of the claims allowed in patents relating to biotechnology applications or their enforceability cannot be predicted, and patent litigation can be expensive and time consuming. No assurance can be given that pending patent applications will be approved. If patents are issued, however, questions which arise regarding the validity and scope of the patents may not be resolved in our favor. In addition, our current or future patents, trade secrets, or know-how may not protect us against competitors with similar technologies or processes. Furthermore, others may infringe any patents issued to us and other companies may develop independently proprietary technologies or processes which are the same as or substantially equivalent to our proprietary technologies and processes. Costly litigation might be necessary to protect our patents or to determine the scope and validity of third-party proprietary rights, and it is possible that we will not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

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

        We also rely on trade secrets, proprietary know-how and other proprietary information that we seek to protect, in part, through confidentiality agreements with our collaborators, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Furthermore, enforcing a claim alleging the infringement of trade secrets would be expensive and time consuming, making the outcome uncertain. It is also possible that our trade secrets will become known or independently developed by competitors. There can be no assurance that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information.

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

Reimbursement policies by Medicare and other third-party payers have a significant impact on our business.

        A substantial percentage of the patients treated for prostate cancer in the United States are covered by Medicare and, consequently, the costs of prostate cancer treatment are subject to Medicare's prescribed rates of reimbursement. Medicare reimbursement amounts for seeding are currently significantly less than for radical prostatectomy, or RP. Although seeding generally requires less physician time than RP, lower reimbursement amounts, when combined with physician familiarity with RP, may create disincentives for urologists to perform seeding. There can be no assurance that:

  •
  current or future limitations on, or requirements for reimbursement by, Medicare or other third-party payers for prostate cancer treatment will not materially adversely affect the market for our products

  •
  health administration authorities outside the United States will provide reimbursement at acceptable levels or at all

  •
  any such reimbursement will continue at rates that enable us to maintain prices at levels sufficient to realize an appropriate return

        Also, we, our distributors and healthcare providers performing brachytherapy seeding procedures are subject to state and federal fraud and abuse laws prohibiting kickbacks and, in the case of physicians, patient self-referrals. We may be subjected to civil and criminal penalties if we or our agents violate any of these prohibitions.

        In addition, from time to time, significant attention is placed on reforming the healthcare system in the United States. Any future changes in Medicare and other third-party payer reimbursement which may result from healthcare reform or deficit reduction legislation would likely place downward pressure on prices. Future reimbursement policies may also affect the commercial acceptance of products we develop, including Hynic-Annexin V. A number of legislative proposals have been introduced in Congress and state legislatures in recent years that would affect major reforms of the healthcare system and otherwise reduce healthcare spending. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, we are unable to predict the effects of any such matters on our business.

Potential or pending litigation may adversely affect our business.

        Beginning in fiscal year 2002, we have been involved in material litigation with Mentor in connection with the Mentor marketing and distribution agreement. We have already incurred significant costs related to the defense of the litigation and we expect to continue to incur significant costs. The cost of defense or resolution of any future litigation could have a negative impact on our financial position and results of operations. Although we believe we have meritorious defenses available to us, it is possible that a judgment could be entered against us. Such a result could have a materially adverse effect on our results of operations.

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

        We use radioactive materials which are subject to stringent regulation in our Worcester, Massachusetts research laboratory. We operate under a "Massachusetts Radioactive Materials License" issued by the Commonwealth of Massachusetts Executive Office of Health and Human Services, which expires in October 2007.

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

        We regularly review potential transactions related to technologies, product candidates or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. Our acquisition of Theseus is an example of such a transaction. In the future, we may choose to enter into such transactions. Depending upon the nature of any transaction, we may experience a charge to earnings which could be material.

We may require additional capital in the future and we may be unable to obtain capital on terms favorable to us, or at all.

        Our capital requirements have been and are expected to continue to be significant. We expect our existing capital resources and future operating cash flows to be sufficient for the foreseeable future. We anticipate significant expenditures related to ongoing clinical trial and development costs for Hynic-Annexin V over the next several years. However, we may require further capital for the purchase of complementary businesses, technologies or products. Our capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting our proprietary rights and the time and expense involved in obtaining required regulatory approvals for new products we may develop or acquire.

Operating results for a particular period may fluctuate and are difficult to predict.

        The results of operations for any fiscal quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. As a consequence, operating results for a particular future period are difficult to predict. Such factors include the following:

  •
  Our ability to transition from the Mentor exclusive marketing and distribution relationship to direct sales and marketing of our brachytherapy seeds

  •
  The costs of research and development in connection with our Hynic-Annexin V product candidate are difficult to estimate and vary between periods

  •
  Our net sales may grow at a slower rate than experienced in previous periods and, in particular periods, may decline

  •
  Our brachytherapy product lines may experience some variability in revenue due to seasonality. This is primarily due to three major holidays occurring in our first fiscal quarter and the apparent reduction in the number of procedures performed during summer months, which could affect our third fiscal quarter results

  •
  Estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such assessments and decisions

  •
  As a result of our growth in past periods, our fixed costs have increased. With increased levels of spending and the impact of long-term commitments, we may not be able to quickly reduce these fixed expenses in response to short-term business changes

  •
  Acquisitions that result in in-process research and development expenses may be charged fully in an individual quarter

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

Item 2.    PROPERTIES

        We are headquartered in the Los Angeles, California metropolitan area where we occupy two properties totaling approximately 40,000 square feet. These facilities are used for office, manufacturing, engineering, warehouse and research and development. We believe our manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support our current operations. Our lease on our North Hollywood facility expires in November 2003, with multiple renewal options. The lease on our Chatsworth facility also expires in November 2003, with a five-year renewal option. Our Theseus subsidiary is headquartered in Boston, Massachusetts where we lease office space totaling approximately 4,100 square feet, with our lease expiring in September 2004. In July 2002, we leased laboratory space in Worcester,

Massachusetts, totaling approximately 4,300 square feet, for the Hynic-Annexin V development program. That lease expires in September 2004.

Item 3.    LEGAL PROCEEDINGS

        In October 2002, Mentor Corporation filed suit in Los Angeles Superior Court against us alleging breach of our exclusive marketing and distribution agreement arising out of our direct sales efforts for Prospera® Pd-103. Mentor also alleges that we breached the contract by marketing our Prospera® I-125 seeds while still under terms of the agreement for sales after the expiration of the agreement. Mentor's suit further alleges that we have misappropriated purported trade secrets and that we have engaged in unfair competition. Mentor is seeking unspecified monetary damages and injunctive relief. In October 2002, Mentor was denied a temporary restraining order. In November 2002, Mentor was denied a preliminary injunction, and in December 2002, Mentor lost a Motion for Reconsideration on the preliminary injunction. In January 2003, we filed our responsive pleading, as well as counterclaims against Mentor seeking monetary damages for breach of contract, misappropriation of our confidential information and trade secrets, trade libel, intentional and negligent misrepresentation, unfair competition, and violation of the Lanham Act.

        We believe that we have meritorious defenses against Mentor's claims and intend to vigorously contest them. While it is not possible to predict the outcome of the lawsuit discussed above, we believe that costs associated with the lawsuit will not have a material adverse impact on our financial position or liquidity, but may be material to the consolidated results of operations of any one period. If we were to have a judgment entered against us, such a result may have a materially adverse impact on our financial results.

        The agreement contains a termination clause for a material breach of contract, upon 30 days notice of such an alleged breach. In December 2002, we formally notified Mentor of its multiple, material breaches mentioned above. Mentor did not cure the breaches we alleged in our December notification. Accordingly, the agreement formally terminated in mid-January 2003 for both IoGold® and PdGold®. We are marketing and selling our Prospera® seed products through our internal sales force.

        We are also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Fiscal 2002	High	Low
First Quarter	$16.90	$8.73
Second Quarter	13.99	10.07
Third Quarter	14.00	9.00
Fourth Quarter	11.20	7.06
Fiscal 2001
First Quarter	$26.88	$10.63
Second Quarter	14.00	6.13
Third Quarter	19.27	12.00
Fourth Quarter	15.45	8.37

        As of January 23, 2003, we had approximately 88 holders of record and estimate that we had approximately 4,400 beneficial owners of our Common Stock.

        We have never paid cash dividends on our Common Stock and have no plans to do so.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Year Ended October 31,
	2002	2001	2000	1999	1998
	(In thousands, except for per share amounts)
Statement of Operations:
Net sales	$20,780	$19,343	$17,490	$12,767	$5,839
Cost of goods sold	7,581	6,862	5,834	4,594	2,680

Gross profit	13,199	12,481	11,656	8,173	3,159
Operating expenses:
Selling, general and administrative	6,525	6,097	3,725	3,060	1,859
Research and development	8,951	7,602	417	287	196
Purchased in-process research and development	—	—	11,431	—	—
Write-off of licenses and equipment	2,714	3,743	—	—	—

Income (loss) from operations	(4,991)	(4,961)	(3,917)	4,826	1,104
Interest and other income, net	1,834	1,886	1,110	611	635

Income (loss) before provision (benefit) for income taxes	(3,157)	(3,075)	(2,807)	5,437	1,739
Provision (benefit) for income taxes	2,087	(1,090)	3,221	2,068	640

Net income (loss)	$(5,244)	$(1,985)	$(6,028)	$3,369	$1,099

Diluted earnings (loss) per share	$(.51)	$(.20)	$(.87)	$.47	$.16

Shares used in per share calculation	10,210	9,783	6,907	7,203	7,024

	As of October 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$55,945	$54,342	$12,172	$9,662	$11,220
Working capital(1)	39,469	36,064	8,727	11,354	12,615
Total assets	69,135	72,681	31,714	23,988	18,903
Total debt	—	—	2,500	—	—
Total stockholders' equity	64,901	69,873	25,721	22,366	17,987

(1)
Excludes $17,093 and $19,603 of non-current marketable securities in fiscal 2002 and 2001, respectively.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section contained in this Item 1, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, for the treatment and diagnosis of disease. Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

        Since 1998, our brachytherapy seeds have been distributed under an exclusive agreement with Mentor Corporation ("Mentor"). Sales to Mentor represented approximately 78% of our revenue in fiscal 2002. In January 2003 our exclusive agreement with Mentor terminated and we have since begun to directly market and sell our brachytherapy products to health care providers. Future revenues and gross profit relating to our brachytherapy products will depend on several factors, including our ability to successfully directly market and distribute our brachytherapy products and to successfully withstand pricing pressure from increased competition and price containment pressure from Medicare reimbursement limits for brachytherapy procedures. We also anticipate a significant increase in expenses going forward as we develop our sales and marketing infrastructure.

        In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals to enhance the medical management of cancer, heart attacks, and heart transplant rejection. We expect to continue to incur significant clinical trial and development costs over the next several years related to Hynic-Annexin V, our principal radiopharmaceutical product candidate based upon the Apomate™ technology platform, especially as we initiate and expand our clinical trials in the U.S and Europe. In addition, upon receipt of applicable approvals from regulatory agencies, we expect to incur substantial expenses in connection with the commercial launch of this product.

Results of Operations

Fiscal Year Ended October 31, 2002 Compared to Fiscal Year Ended October 31, 2001

        Net sales.    Net sales increased $1,437,000, or 7%, to $20,780,000 for the year ended October 31, 2002 from $19,343,000 for the year ended October 31, 2001. The increase in net sales was due to the increase in revenues generated from our brachytherapy product lines.

        Gross profit.    Gross profit increased $718,000 or 6% to $13,199,000 for the fiscal year ended October 31, 2002 from $12,481,000 for the fiscal year ended October 31, 2001. Gross profit as a percent of sales decreased from 65% to 64% during this period. The decrease in gross profit as a percentage of sales was primarily due to a change in the product mix and increased price competition in our brachytherapy products. Our future gross profit may be adversely affected by a decrease in sales volume as we initiate direct brachytherapy seed sales, in addition to industry wide pricing pressure.

        Selling, general and administrative expenses ("SG&A").    SG&A increased $428,000 or 7%, to $6,525,000 for the fiscal year ended October 31, 2002, from $6,097,000 for the fiscal year ended October 31, 2001. The increase is primarily attributed to our increase in personnel costs due to the growth of our brachytherapy and radiopharmaceutical business, increased operating expenses associated with the development of Hynic-Annexin V, and an increase in the provision for doubtful accounts, which was partially offset by discontinued amortization of goodwill. The Company elected to early adopt SFAS No. 142 effective November 1, 2001. In accordance with SFAS No. 142, we discontinued the amortization of goodwill. Amortization of goodwill for the year ended October 31, 2001 was $368,000. For additional information regarding SFAS No. 142, see Note 8 in the financial statement footnotes.

        Research and development.    Research and development costs increased $1,349,000 or 18%, to $8,951,000 for the fiscal year ended October 31, 2002, from $7,602,000 for the fiscal year ended October 31, 2001. These costs primarily represent our continued investment in our Hynic-Annexin V product candidate. The increase in research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development cost are expensed as incurred. We anticipate incurring significant costs in the future as we initiate and expand our clinical trials in Europe and the United States.

        Write-off of licenses and equipment.    Results of operations for the fiscal year ended October 31, 2002 include a charge of approximately $2.7 million to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of our Apomate™ technology platform. In 2001 we licensed additional technology and patent rights from a third party for the development of an improved version of our Apomate™ kit, or Hynic-Annexin V. During the second quarter of 2002, we decided to exclusively pursue the development of our Apomate™ technology with the newly licensed technology and to write-off the prior technology.

        Results of operations for the fiscal year ended October 31, 2001 included a charge of approximately $3.7 million to reflect the write-off of the costs of two partially completed linear particle accelerators that were intended to produce Palladium-103 for use in our brachytherapy products. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, we ceased the development efforts and disposed of the equipment.

        Interest and other income, net.    Interest and other income decreased $52,000, or 3% to $1,834,000 for the fiscal year ended October 31, 2002 from $1,886,000 for the fiscal year ended October 31, 2001. This decrease was a result of a decline in the effective yield on our portfolio of marketable securities consistent with the general decline in interest rates throughout 2002, which was partially offset by (i) the recognition of a full year worth of interest income related to the investment of funds received from our follow-on offering completed in December 2000, (ii) a gain on sale of securities held as available for sale, and (iii) the elimination of interest expense in fiscal 2002 as our short term debt was retired in fiscal 2001.

        Provision (benefit) for income taxes.    Results of operations for the year ended October 31, 2002 included a provision for income taxes of $2,087,000 as compared to a benefit for income taxes of $1,090,000 for the year ended October 31, 2001. Due to the uncertainty of our ability to fully recognize the future benefit of our deferred tax assets, in accordance with the SFAS No. 109, we recorded a valuation allowance of approximately $5.1 million as of October 31, 2002.

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

        Selling, general and administrative expenses.    SG&A increased $2,372,000 or 64%, to $6,097,000 for the fiscal year ended October 31, 2001, from $3,725,000 for the fiscal year ended October 31, 2000. SG&A expenses increased primarily due to the following: (i) the inclusion of expenses incurred by Theseus which was acquired in October 2000, (ii) amortization of goodwill and other intangible assets resulting from the acquisition of Theseus totaling $582,000 and (iii) other general and administrative expenses were increased as a result of management's plans for the expansion of the Company.

        Research and development.    Research and development costs totaled $7,602,000 for the fiscal year ended October 31, 2001. Such costs were not significant for the fiscal year ended October 31, 2000. These costs primarily represent our continued investment in our Apomate™ technology platform and related product candidate. The increase in research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. All of our research and development costs are expensed as incurred.

        In-process research and development ("IPR&D").    During the fiscal year ended October 31, 2000, we incurred a one-time charge of $11,431,000 for IPR&D relating to our acquisition of Theseus completed in fiscal 2000 (see Note 2 to the Consolidated Financial Statements).

        Write-off of construction in progress.    Included in the results of operations for the fiscal year ended October 31, 2001, is a charge of $3,743,000 relating to the write-off of construction in progress. Since 1998, we incurred costs in the development of two linear particle accelerators. We intended to use these units in the production of Palladium-103 for use in our brachytherapy products. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, in June 2001, the Board of Directors authorized the Company's management to attempt to identify buyers for this equipment while continuing to monitor the commercial advantages of purchasing the radioisotopes instead of manufacturing them. In August 2001, we concluded that (i) the availability of commercially produced isotopes substantially diminished the economic benefits of completing the accelerators and (ii) there were no immediate buyers for the equipment. Accordingly, we elected to cease development efforts, write off the value of the equipment in its entirety and subsequently dispose of the equipment.

        Interest and other income, net.    Interest and other income increased $776,000 to $1,886,000 for the fiscal year ended October 31, 2001 from $1,110,000 for the fiscal year ended October 31, 2000. This increase resulted from the investment of funds received from our follow-on offering completed in December 2000, which was partially offset by (i) the interest expense incurred on our short-term debt and (ii) the fact that in 2000 we realized a pre-tax gain of $119,000 related to the disposition of 7,680 shares of

Series A preferred stock in RadioMed, a privately held company. Our effective yield on our investment portfolio has decreased consistent with a declining interest rate environment.

        Provision (benefit) for income taxes.    Our effective income tax rate was 35% (benefit) and 115% for the fiscal years ended October 31, 2001 and 2000, respectively. The decrease in the effective rate is primarily due to the non-deductibility of the IPR&D charge associated with the purchase of Theseus in the year ended October 31, 2000.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill impairments, loss contingencies, and taxes. Actual results could differ substantially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

        We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. In general, we recognize revenue related to our product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be overstated which could have an adverse impact on our financial results.

Goodwill

        We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Impairment of Long-lived Assets

        We assess the impairment of long-lived assets, which include equipment and leasehold improvements and identifiable intangible assets, whenever events and circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

Legal Contingencies

        We are currently involved in certain legal proceedings which are further discussed elsewhere in this Form 10-K. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of the loss. We have not recorded liabilities for our pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. We regularly evaluate current information available to determine whether such a liability should be recorded.

Deferred Taxes

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

Liquidity and Capital Resources

        To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures and strategic investments in related businesses. We have satisfied these needs primarily through a combination of public offerings and private placements of our common stock and from cash generated by operations. We do not currently have a line of credit or similar arrangements with a bank. In December 2000, we completed a follow-on public offering of 2,695,000 shares of our common stock. The net proceeds we received from the sale were approximately $44.6 million.

        At October 31, 2002, we had cash and investments in marketable securities aggregating approximately $55.9 million and working capital of $39.5 million. Working capital does not include $17.1 million of our marketable securities that are classified as non current assets since the maturities of these marketable debt instruments are beyond a one year period.

        For the year ended October 31, 2002, net cash provided by operating activities was approximately $2.4 million. Net cash used in investing activities totaled approximately $3.1 million during the year ended October 31, 2002.

        During the year ended October 31, 2002, we received $362,000 from the exercise of stock options and the purchase of shares related to our employee stock purchase plan. Proceeds from the exercise of stock options, employee stock purchase plan, and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

        We are authorized to repurchase up to $10 million of our common stock on the open market. No such shares have been repurchased as of October 31, 2002.

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

        We believe our current cash and marketable securities and anticipated cash flow from operations will be sufficient to support our operations and planned expansion for the foreseeable future. However, the amount of capital that we will need in the future will depend on many factors including:

  •
  costs related to research, development, clinical trials, license fees, royalty obligations, regulatory approvals and commercialization of our Hynic-Annexin V product candidate and other product candidates

  •
  the development of a sales and marketing force for our brachytherapy seed products as we transition from our exclusive distribution agreement with Mentor to direct sales and marketing

  •
  levels of sales and marketing that will be required to launch our new products and achieve and maintain a competitive position in the marketplace for both existing and new products

  •
  market acceptance of our products

  •
  progress in and scope of our research and development activities

  •
  levels of inventory and accounts receivable that we maintain

  •
  competitors' responses to our products

  •
  level of capital expenditures

  •
  acquisition and/or development of complementary businesses, technologies or products

        We anticipate incurring significant expenses with respect to our Hynic-Annexin V product candidate over the next several years for clinical trials and development costs. Significant milestone payments to third parties are payable throughout the life of the contracts associated with our licenses of patent rights of technology related to our Hynic-Annexin V product candidate.

        We anticipate that available cash will provide sufficient funds to cover the above costs. In addition, the costs related to Hynic-Annexin V may be reduced if we enter into strategic partnerships related to Hynic-Annexin V.

        We lease facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next three years from fiscal 2003 to 2005 are $720,000, $373,000, and $19,000, respectively.

        We have minimum commitments for various contract services with unrelated parties totaling approximately $2.1 million. The agreements provide for various payments to be made over a one to three year period as services are provided. We have contractual rights to terminate our payment obligations on approximately $1.6 million of such agreements with 30 to 90 day notification.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No.144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments include cash and marketable securities. At January 24, 2003, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

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

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is presented in the consolidated financial statements listed in Item 15(a) of Part IV of this Form 10-K Annual Report and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2002.

Item 11.    EXECUTIVE COMPENSATION

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2002.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2002.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2002.

Item 14.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

  The Company's principal executive officer and principal financial officer, based on their evaluation within 90 days of the filing date of this Form 10-K, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements of the Company
	Report of Independent Accountants	36
	Consolidated Balance Sheets	37
	Consolidated Statements of Operations	38
	Consolidated Statements of Changes in Stockholders' Equity	39
	Consolidated Statements of Cash Flows	40
	Notes to Consolidated Financial Statements	41
2.	Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts	55
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
	Reference is made to Item 15(c) of this Annual Report on Form 10-K.
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
10.8
License Agreement, effective as of April 1, 1998, by and between The Board of Trustees of Leland Stanford Junior University and Theseus Imaging Corporation, a wholly-owned subsidiary of the Registrant (confidential treatment granted for certain portions thereof), incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K filed January 29, 2001.
10.9
License Agreement, effective as of July 20, 2001, by and between AnorMED Inc. and North American Scientific, Inc. (confidential treatment granted for certain portions thereof), incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, filed March 5, 2002.
10.10+	Employment Agreement, dated October 13, 2000, by and between Dr. Allan M. Green and the Company, incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K filed January 17, 2002.
10.11+	Employment Agreement, dated April 1, 2002, by and between L. Michael Cutrer and the Company, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 28, 2002.
10.12+
Employment Agreement, dated April 7, 1998, by and between Alan I. Edrick and the Company, as amended on September 29, 1999, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K filed January 17, 2002.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants.
99.1*	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Compensation plan or agreement

*
Filed herewith

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
North American Scientific, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 33 present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California December 5, 2002

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	October 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$2,708,000	$3,084,000
Marketable securities	36,144,000	31,655,000
Accounts receivable	2,416,000	1,785,000
Inventories	596,000	609,000
Deferred income taxes	—	316,000
Income tax receivable	1,006,000	307,000
Prepaid expenses and other current assets	833,000	1,116,000

Total current assets	43,703,000	38,872,000
Non-current marketable securities	17,093,000	19,603,000
Equipment and leasehold improvements	3,264,000	3,606,000
Goodwill	3,659,000	3,659,000
Licenses and patents	469,000	2,917,000
Deferred income taxes	844,000	3,899,000
Other assets	103,000	125,000

Total assets	$69,135,000	$72,681,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,109,000	$1,012,000
Accrued expenses	3,125,000	1,796,000

Total current liabilities	4,234,000	2,808,000
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,250,136 and 10,163,470 shares issued and outstanding as of October 31, 2002 and 2001, respectively	103,000	102,000
Additional paid-in capital	73,929,000	73,568,000
Accumulated other comprehensive income	—	90,000
Accumulated deficit	(9,131,000)	(3,887,000)

Total stockholders' equity	64,901,000	69,873,000

Total liabilities and stockholders' equity	$69,135,000	$72,681,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

	Year Ended October 31,
	2002	2001	2000
Net sales	$20,780,000	$19,343,000	$17,490,000
Cost of goods sold	7,581,000	6,862,000	5,834,000

Gross profit	13,199,000	12,481,000	11,656,000
Selling, general and administrative expenses	6,525,000	6,097,000	3,725,000
Research and development	8,951,000	7,602,000	417,000
Purchased in-process research and development	—	—	11,431,000
Write-off of licenses and equipment	2,714,000	3,743,000	—

Loss from operations	(4,991,000)	(4,961,000)	(3,917,000)
Interest and other income, net	1,834,000	1,886,000	1,110,000

Loss before provision (benefit) for income taxes	(3,157,000)	(3,075,000)	(2,807,000)
Provision (benefit) for income taxes	2,087,000	(1,090,000)	3,221,000

Net loss	$(5,244,000)	$(1,985,000)	$(6,028,000)

Loss per share:
Basic	$(0.51)	$(0.20)	$(0.87)

Diluted	$(0.51)	$(0.20)	$(0.87)

Weighted average number of shares outstanding:
Basic	10,209,584	9,782,562	6,907,291

Diluted	10,209,584	9,782,562	6,907,291

Comprehensive loss:
Net loss	$(5,244,000)	$(1,985,000)	$(6,028,000)
Other comprehensive income:
Unrealized gain on securities available for sale	—	90,000	—

Total comprehensive loss	$(5,244,000)	$(1,895,000)	$(6,028,000)

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
			Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount
Balance at October 31, 1999	6,828,887	$68,000	$18,172,000	$4,126,000	$—	$22,366,000
Common stock issued upon exercise of stock options	162,150	2,000	580,000	—	—	582,000
Common stock issued upon acquisition of subsidiary	310,665	3,000	8,761,000	—	—	8,764,000
Tax benefit related to exercise of stock options	—	—	37,000	—	—	37,000
Net loss	—	—	—	(6,028,000)	—	(6,028,000)

Balance at October 31, 2000	7,301,702	73,000	27,550,000	(1,902,000)	—	25,721,000
Common stock issued upon exercise of stock options	155,454	2,000	559,000	—	—	561,000
Common stock issued under employee stock purchase plan	11,314	—	137,000	—	—	137,000
Common stock issued upon follow-on offering	2,695,000	27,000	44,597,000	—	—	44,624,000
Unrealized gain on securities available for sale	—	—	—	—	90,000	90,000
Tax benefit related to exercise of stock options	—	—	587,000	—	—	587,000
Compensatory stock options	—	—	138,000	—	—	138,000
Net loss	—	—	—	(1,985,000)	—	(1,985,000)

Balance at October 31, 2001	10,163,470	102,000	73,568,000	(3,887,000)	90,000	69,873,000
Common stock issued upon exercise of stock options	73,340	1,000	232,000	—	—	233,000
Common stock issued under employee stock purchase plan	13,326	—	129,000	—	—	129,000
Change in unrealized gain on securities available for sale	—	—	—	—	(90,000)	(90,000)
Net loss	—	—	—	(5,244,000)	—	(5,244,000)

Balance at October 31, 2002	10,250,136	$103,000	$73,929,000	$(9,131,000)	$—	$64,901,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(5,244,000)	$(1,985,000)		$(6,028,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	860,000	1,367,000		752,000
Provision for doubtful accounts	343,000	80,000		(24,000)
Deferred income taxes	3,371,000	(1,539,000)		(341,000)
Write-off of licenses and equipment	2,714,000	3,743,000		—
Non-cash stock compensation expense	—	138,000		—
Tax benefit of stock option exercises	—	587,000		37,000
Purchased in-process research and development	—	—		11,431,000
Gain on sale of securities	(45,000)	—		(119,000)
Other	247,000	55,000		(64,000)
Changes in assets and liabilities:
Accounts receivable	(974,000)	(566,000)		732,000
Inventories	13,000	120,000		(137,000)
Prepaid expenses and other assets	321,000	(833,000)		(515,000)
Accounts payable	115,000	(703,000)		403,000
Accrued expenses	1,330,000	900,000		58,000
Income taxes	(699,000)	(1,189,000)		719,000

Net cash provided by operating activities	2,352,000	175,000		6,904,000

Cash flows from investing activities:
Proceeds from sale of marketable securities	34,329,000	66,146,000		—
Purchases of marketable securities	(36,353,000)	(108,214,000)		(881,000)
Proceeds from sales of other assets	—	—		169,000
Purchase of licenses	(110,000)	(109,000)		—
Proceeds from notes receivable	—	200,000		500,000
Acquisition of Theseus, net of cash acquired	—	(99,000)		(4,271,000)
Capital expenditures	(956,000)	(909,000)		(1,374,000)

Net cash used in investing activities	(3,090,000)	(42,985,000)		(5,857,000)

Cash flows from financing activities:
Net proceeds from follow-on offering	—	44,624,000		—
Net proceeds from stock options and stock purchase plan	362,000	698,000		582,000
Repayment of short-term debt	—	(2,500,000)		—

Net cash provided by financing activities	362,000	42,822,000		582,000

Net increase (decrease) in cash and cash equivalents	(376,000)	12,000		1,629,000
Cash and cash equivalents at beginning of period	3,084,000	3,072,000		1,443,000

Cash and cash equivalents at end of period	$2,708,000	$3,084,000		$3,072,000

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$1,100,000		$2,600,000

Interest paid	$—	$192,000	$

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        North American Scientific, Inc. (the "Company"), a Delaware corporation, manufactures and markets a line of radioisotopic products for medical, scientific and industrial uses. The Company operates in a single business segment with its primary products being (i) brachytherapy seeds for the treatment of prostate cancer and (ii) radioactive reference sources used to calibrate a variety of medical and commercial equipment. The Company is also engaged in the research and development of a novel, proprietary radiopharmaceutical imaging agent.

Principles of Consolidation

        The consolidated financial statements include the accounts of North American Scientific and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of their short maturities. The Company determines the fair value of its marketable securities based on quoted market prices.

Marketable Securities

        The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds.

        Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either "trading" or "available-for-sale," and are recorded at fair value with unrealized gains and losses included in earnings or stockholders' equity, respectively. All other equity securities are accounted for using either the cost method or the equity method.

        The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.

Equipment and Leasehold Improvements

        Equipment and leasehold improvements are stated at cost. Maintenance and repair costs are expensed as incurred, while improvements are capitalized. Gains or losses resulting from the disposition of assets are included in income. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and equipment	3-10 years
Leasehold improvements	Lesser of the useful life or term of lease

Goodwill

        Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. To date, no such impairment has been recorded.

Research and Development Costs

        Research and development ("R&D") expenses are comprised primarily of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead, occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies which have no alternative future use. Research and development costs are expensed as incurred.

Licenses and Patents

        License agreements are amortized on a straight-line basis over periods ranging up to fifteen years. The amortization periods are based on the lives of the license agreements or the approximate remaining lives of the related patents, whichever is shorter.

Long-Lived Assets

        The Company identifies and records impairment losses on long-lived assets whenever events and changes in circumstances indicate that such assets might be impaired. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

Revenue Recognition

        The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. In general, the Company recognizes revenue related to our product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Stock Option Plan

        The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has provided additional disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18.

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

        Diluted earnings (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by applying the treasury stock method unless such assumed exercises are anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended October 31,
	2002	2001	2000
Net loss	$(5,244,000)	$(1,985,000)	$(6,028,000)

Weighted average shares outstanding—Basic	10,209,584	9,782,562	6,907,291
Dilutive effect of stock options and warrants	—	—	—

Weighted average shares outstanding—Dilutive	10,209,584	9,782,562	6,907,291

Basic loss per share	$(0.51)	$(0.20)	$(0.87)
Dilutive loss per share	$(0.51)	$(0.20)	$(0.87)

        Stock options and warrants to purchase 486,445, 616,314 and 735,546 common shares for the years ended October 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted loss per share for those years because the Company reported a loss, and therefore, the effect of exercise would have been anti-dilutive.

        In addition, stock options to purchase 615,260, 349,212, and 96,393 common shares for the years ended October 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted loss per share because the exercise prices of the options were greater than the average market price of the common shares.

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

Diversification of Credit Risk

        The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable, which are not collateralized. The Company's policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure.

        The Company extends differing levels of credit to customers, does not require collateral, and maintains reserves for potential credit losses based upon the collectibility of accounts receivable. The Company monitors the credit worthiness of its customers and makes provision whenever there are indications of potential credit losses.

Significant Concentrations

        The Company had an exclusive agreement with Mentor Corporation ("Mentor") for the distribution of its brachytherapy products. This customer represented 78%, 79% and 81% of total revenues for the years ended October 31, 2002, 2001 and 2000, respectively. As of October 31, 2002, amounts due from this customer accounted for 81% of gross trade receivables. Subsequent to year end, the agreement with Mentor was terminated. See Note 12 of Notes to Financial Statements.

        The Company relies on certain companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB No. 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30 and to establish a single accounting model based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31,

2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

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

        The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Theseus have been included in the consolidated financial statements since the date of acquisition. The purchase price was determined as follows:

Common stock and stock options issued	$8,764,000
Note receivable converted to investment, including accrued interest	7,996,000
Accounts payable and accrued liabilities assumed	909,000
Note payable and accrued interest assumed	2,545,000
Acquisition costs	512,000

$20,726,000

        The purchase price was allocated as follows:

In-process research and development ("IPR&D")	$11,431,000
Goodwill	3,958,000
Deferred tax asset arising from NOL carryforwards	2,449,000
Licenses and other assets	2,810,000
Cash	78,000

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

        The unaudited pro forma summary for the fiscal year ended October 31, 2000 reflects combined results of operations of the Company and Theseus as if the acquisition had occurred on November 1, 2000. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of the beginning of the periods presented, nor is it necessarily indicative of the future operating results of the Company.

        The unaudited pro forma financial information is as follows (in thousands, except per share data):

	Fiscal year ended October 31, 2000
	Actual	Pro Forma
	(unaudited)
Net sales	$17,490	$17,490
Net income (loss)(a)	$(6,028)	$(9,645)
Basic earnings (loss) per share	$(0.87)	$(1.34)
Diluted earnings (loss) per share	$(0.87)	$(1.34)
Basic shares outstanding	6,907	7,174
Diluted shares outstanding	6,907	7,174

(a)
Includes the IPR&D charge of $11,431,000 attributable to the acquisition. Excluding this charge results in pro forma basic and diluted earnings per share of $0.25 and $0.22, respectively.

NOTE 3—MARKETABLE SECURITIES

        Marketable securities consist of the following:

	October 31,
	2002	2001
Securities held to maturity:
Corporate bonds and notes	$42,393,000	$43,792,000
Annuity contract	529,000	506,000
Commercial paper	8,315,000	5,368,000

	51,237,000	49,666,000
Securities available for sale	2,000,000	1,592,000

	53,237,000	51,258,000
Less: current portion	36,144,000	31,655,000

Non-current portion	$17,093,000	$19,603,000

        The amortized cost of all held to maturity securities approximates fair value. At October 31, 2002, investments in debt securities with scheduled maturities within one year were $34,144,000 and for one to three years were $17,093,000.

NOTE 4—ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

	October 31,
	2002	2001
Accounts receivable	$2,866,000	$1,892,000
Less: allowance for doubtful accounts and returns	(450,000)	(107,000)

	$2,416,000	$1,785,000

NOTE 5—INVENTORIES

        Inventories consist of the following:

	October 31,
	2002	2001
Raw materials	$459,000	$420,000
Work in process	42,000	87,000
Finished goods	95,000	102,000

	$596,000	$609,000

NOTE 6—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

	October 31,
	2002	2001
Furniture, fixtures and equipment	$4,349,000	$4,080,000
Leasehold improvements	1,870,000	1,774,000

	6,219,000	5,855,000
Less: accumulated depreciation and amortization	(2,955,000)	(2,248,000)

	$3,264,000	$3,606,000

        Depreciation expense was $707,000, $741,000, and $710,000 for the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

NOTE 7—WRITE-OFF OF LICENSES AND EQUIPMENT

        Results of operations for the fiscal year ended October 31, 2002 include a charge of approximately $2.7 million to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of our Apomate™ technology platform. In 2001, the Company licensed additional technology and patent rights from a third party for the development of an improved version of our Apomate™ kit, or Hynic-Annexin V. During the second quarter of 2002, the Company decided to exclusively pursue the development of its Apomate™ technology with the newly licensed technology and to write-off the prior technology.

        Results of operations for the fiscal year ended October 31, 2001 included a charge of approximately $3.7 million to reflect the total write-off of the construction in progress costs of two linear particle accelerators that were intended to produce Palladium-103 for use in the Company's brachytherapy products. Based on the uncertainty of the estimated costs to complete the units coupled with an increasingly reliable commercial supply of Palladium-103, the Company ceased development efforts and disposed of the equipment.

NOTE 8—GOODWILL

        The Company elected to early adopt SFAS No. 142, "Goodwill and Other Intangible Assets", in fiscal 2002. Under this standard, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment annually or more frequently if certain indicators arise. Based on the Company's impairment analysis, no impairment exists as of October 31, 2002.

        The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the first quarter of fiscal 2000.

	Year Ended October 31,
	2002	2001	2000
Net loss, as reported	$(5,244,000)	$(1,985,000)	$(6,028,000)
Goodwill amortization	—	368,000	32,000

Net loss, as adjusted	$(5,244,000)	$(1,617,000)	$(5,996,000)

Basic and diluted loss per share, as reported	$(0.51)	$(0.20)	$(0.87)
Basic and diluted loss per share, as adjusted	$(0.51)	$(0.17)	$(0.87)

NOTE 9—STOCKHOLDERS' EQUITY

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

        The following table summarizes stock option activity:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise price
Balance at October 31, 1999	1,451,250	924,650	$5.74
Granted	(541,000)	541,000	12.98
Canceled or expired	19,167	(19,167)	8.47
Exercised	—	(162,150)	3.62
Additional shares reserved	35,000	—

Balance at October 31, 2000	964,417	1,284,333	9.03
Granted	(816,000)	816,000	9.17
Canceled or expired	66,184	(66,184)	15.16
Exercised	—	(155,454)	3.61

Balance at October 31, 2001	214,601	1,878,695	9.84
Granted	(595,900)	595,900	9.32
Canceled or expired	112,117	(112,117)	12.43
Exercised	—	(73,340)	3.18
Additional shares reserved	356,387	—

Balance at October 31, 2002	87,205	2,289,138	$9.80

        There were 1,080,043, 740,756 and 565,705 options exercisable with weighted average exercise prices of $9.30, $7.95 and $6.55 at October 31, 2002, 2001, and 2000, respectively.

        The following table summarizes significant option outstanding at October 31, 2002 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$ 0.03 - $ 7.31	633,704	6.33	$4.97	514,538	$4.43
$ 7.60 - $ 7.94	480,250	8.81	7.73	135,750	7.94
$ 8.94 - $10.85	585,450	8.94	10.55	129,108	10.35
$11.81 - $16.75	484,734	8.11	14.18	210,647	15.18
$23.50 - $24.54	105,000	6.27	23.96	90,000	23.97

	2,289,138	7.90	$9.80	1,080,043	$9.30

        The average fair value for accounting purposes of options granted was $5.86, $4.04 and $5.87 per share for the years ended October 31, 2002, 2001 and 2000, respectively.

Fair Value Disclosures

        The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended October 31,
	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	80%	50%	45%
Risk-free interest rate	4.1%	4.3%	6.0%
Expected life	5 years	4 years	4 years

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

        The Company accounts for stock option compensation in accordance with the provisions of APB No. 25. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, net loss and loss per share would have been as follows:

	Year Ended October 31,
	2002	2001	2000
Net loss
As reported	$(5,244,000)	$(1,985,000)	$(6,028,000)
Pro forma	$(7,542,000)	$(3,874,000)	$(7,591,000)
Loss per share
As reported—basic	$(0.51)	$(0.20)	$(0.87)
As reported—diluted	$(0.51)	$(0.20)	$(0.87)
Pro forma—basic	$(0.74)	$(0.40)	$(1.10)
Pro forma—diluted	$(0.74)	$(0.40)	$(1.10)

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

Employee Stock Purchase Plan

        In fiscal 2000, the Company adopted a non-compensatory Employee Stock Purchase Plan ("the ESPP"). Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. A total of 300,000 shares of common stock are authorized for issuance. In fiscal 2002 and 2001, 13,326 and 11,314 shares, respectively, were purchased under the ESPP. At October 31, 2002, 275,360 shares were available for issuance under the ESPP.

Common Stock Warrants

        In fiscal 1998, the Company granted 96,000 warrants to a third party in connection with a private placement of the Company's common stock at an exercise price of $14.41 per share. The fair value of the warrants was recorded at the grant date as an offset to the proceeds received from the private placement. These warrants have not been exercised and expired in November 2002.

Common Stock Repurchase Program

        In October 2001, the Board of Directors authorized a new stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2002, no shares had been repurchased by the Company.

NOTE 10—INCOME TAXES

        The provision (benefit) for income taxes is comprised as follows:

	Year Ended October 31,
	2002	2001	2000
Current:
Federal	$(1,286,000)	$—	$2,825,000
State	2,000	2,000	737,000

	(1,284,000)	2,000	3,562,000

Deferred:
Federal	3,109,000	(876,000)	(291,000)
State	262,000	(216,000)	(50,000)

	3,371,000	(1,092,000)	(341,000)

	$2,087,000	$(1,090,000)	$3,221,000

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

	October 31,
	2002	2001
Net current assets:
Accrued liabilities	$334,000	$210,000
Allowance for doubtful accounts	171,000	46,000
Inventory reserve and capitalized inventory	36,000	34,000
Deferred revenue	25,000	26,000

	566,000	316,000
Less: valuation allowance	(566,000)	—

	$—	$316,000

Net non-current assets:
Net operating loss carryforwards	$3,707,000	$4,191,000
Depreciation and amortization	8,000	(209,000)
Tax credits	1,661,000	5,000
Other	—	(88,000)

	5,376,000	3,899,000
Less: valuation allowance	(4,532,000)	—

	$844,000	$3,899,000

        Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance has been recorded.

        At October 31, 2002, the Company had federal net operating loss carryforwards of approximately $10 million beginning to expire in 2017. The use of such net operating loss carryforwards is subject to statutory limitations.

        A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2002	2001	2000
Federal tax provision at U.S. statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	(3)	(3)	(6)
Acquired in-process research and development	—	—	162
Tax-exempt interest income	—	(2)	(4)
Amortization of goodwill	—	4	—
Tax credits	(52)	—	(2)
Other, net	—	—	(1)
Valuation allowance	155	—	—

	66%	(35)%	115%

NOTE 11—RETIREMENT PLAN

        The Company has a 401(k) retirement plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company's expense for its plan totaled $149,000, $135,000, and $132,000, for the years ended October 31, 2002, 2001, and 2000, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

License Agreements

        The Company is a party to a license agreement with Stanford University ("Stanford") relating to the license of a patent for techniques for imaging cell death in vivo. The Company has agreed to pay Stanford a royalty based upon the amount of licensed Technetium Tc-99m labeled Annexin V product sold. Additionally, the Company has agreed to certain predetermined milestone payments over the life of the agreement, including $150,000 upon filing a Biologic License Application ("BLA") in the U.S. and $250,000 upon receipt of marketing approval in either the U.S. or the European Union. The Company's obligation to pay royalties continues for so long as the Company, by its activities, would infringe a valid claim of an unexpired licensed patent of Stanford.

        The Company holds a license agreement with AnorMed Inc., for the rights to use its patented linker technology relating to the modification of proteins with a chemical compound and with other compounds useful in protein labeling to prepare Technetium Tc-99m labeled Annexin V, among other uses. As consideration for the license, the Company has agreed to pay AnorMed royalties based upon the amount of licensed product sold, and such obligation continues in effect for the duration of the agreement. Furthermore, the Company is obligated to make a $500,000 milestone payment upon receipt of the first regulatory approval to market a product using AnorMed technology.

        The Company has also engaged in various other licensing agreements arising in the ordinary course of business. Management does not expect that the ultimate costs associated with the various licenses will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

Lease Commitments

        The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next five years from fiscal 2003 to 2007 are $720,000, $373,000, $19,000, $0 and $0, respectively. Total rent expense for the years ended October 31, 2002, 2001 and 2000 was $524,000, $389,000, and $302,000, respectively.

Contractual Commitments

        The Company has minimum commitments for various contract services with unrelated parties totaling approximately $2.1 million. The agreements provide for various payments to be made over a one to three year period as services are provided. The Company has contractual rights to terminate its payment obligations on approximately $1.6 million of such agreements with 30 to 90 day notification.

Litigation

        In October, 2002, Mentor filed suit in Los Angeles Superior Court against the Company alleging breach of the exclusive marketing and distribution agreement arising out of the Company's direct sales efforts for Prospera® Pd-103. Mentor also alleges that the Company breached the contract by marketing its Prospera® I-125 seeds prior to the termination of the agreement for sales after the expiration of the agreement. Mentor's suit further alleges that the Company has misappropriated purported trade secrets and that the Company has engaged in unfair competition. Mentor is seeking unspecified monetary damages and injunctive relief. In October 2002, Mentor was denied a temporary restraining order. In November 2002, Mentor was denied a preliminary injunction, and in December 2002, Mentor lost a Motion for Reconsideration on the preliminary injunction. In January, 2003, the Company filed its responsive pleading, as well as counterclaims against Mentor seeking monetary damages for breach of contract, misappropriation of our confidential information and trade secrets, trade libel, intentional and negligent misrepresentation, unfair competition, and violation of the Lanham Act. In addition, in accordance with the terms of the Mentor agreement, in December 2002 the Company notified Mentor in writing that it had committed multiple, material breaches of the agreement and that as a result of such breaches the agreement would terminate in January 2003 unless such breaches were cured prior to such date.

        The Company believes that it has meritorious defenses against Mentor's claims and intends to vigorously contest them. In accordance with our accounting policies, the Company records a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded; accordingly, the Company has not recorded any reserve relating to Mentor litigation as of October 31, 2002. While it is not possible to predict the outcome of the lawsuit discussed above, the Company does not believe that costs associated with the lawsuit will have a material adverse impact on its financial position or liquidity, but may be material to the consolidated results of operations of any one period.

        The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA

        The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002
Net sales	$4,936	$4,957	$5,267	$5,620
Gross profit	3,164	3,087	3,355	3,593
Net income (loss)	126	(4,878)	(350)	(142)
Diluted income (loss) per share	$0.01	$(0.48)	$(0.03)	$(0.01)
Fiscal 2001
Net sales	$4,316	$5,060	$4,851	$5,116
Gross profit	2,810	3,290	3,118	3,263
Net income (loss)	(237)	(9)	(1,832)	93
Diluted income (loss) per share	$(0.03)	$—	$(0.18)	$0.01

SCHEDULE II

NORTH AMERICAN SCIENTIFIC, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of Period
Fiscal 2002
Allowance for doubtful accounts	$107,000	$293,000	$—	$—	$400,000
Allowance for returns	—	—	50,000	—	$50,000
Deferred tax asset valuation allowance	—	$5,098,000	—	—	$5,098,000
Fiscal 2001
Allowance for doubtful accounts	$27,000	$80,000	$—	$—	$107,000
Fiscal 2000
Allowance for doubtful accounts	$51,000	$—	$—	$(24,000)	$27,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

January 24, 2003	By:	/s/ L. MICHAEL CUTRER L. Michael Cutrer President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRWIN J. GRUVERMAN Irwin J. Gruverman	Chairman of the Board of Directors	January 24, 2003
/s/ L. MICHAEL CUTRER L. Michael Cutrer	President, Chief Executive Officer and Director (Principal Executive Officer)	January 24, 2003
/s/ ALAN I. EDRICK Alan I. Edrick	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 24, 2003
/s/ ALLAN M. GREEN Dr. Allan M. Green	Chief Technology Officer and Director	January 24, 2003
/s/ LARRY BERKIN Larry Berkin	Director	January 24, 2003
/s/ JONATHAN P. GERTLER Dr. Jonathan P. Gertler	Director	January 24, 2003
/s/ MITCHELL H. SARANOW Mitchell H. Saranow	Director	January 24, 2003
/s/ GARY N. WILNER Dr. Gary N. Wilner	Director	January 24, 2003

CERTIFICATIONS

I, L. Michael Cutrer, certify that:

1.
I have reviewed this annual report on Form 10-K of North American Scientific, Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

/s/ L. MICHAEL CUTRER L. Michael Cutrer President, Chief Executive Officer and Director (Principal Executive Officer)

I, Alan I. Edrick, certify that:

1.
I have reviewed this annual report on Form 10-K of North American Scientific, Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

/s/ ALAN I. EDRICK Alan I. Edrick Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

NORTH AMERICAN SCIENTIFIC, INC. Table of Contents Form 10-K
  Item 1. BUSINESS
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
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
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
SIGNATURES
CERTIFICATIONS