Form 10-Q
period 2003-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2003-03-12
CIK 949876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0366422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20200 Sunburst Street, Chatsworth, CA 91311
(Address of principal executive offices)

(818) 734-8600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of March 7, 2003 was 10,254,418 shares.

NORTH AMERICAN SCIENTIFIC, INC.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	January 31, 2003	October 31, 2002
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$2,713,000	$2,708,000
Marketable securities	27,559,000	36,144,000
Accounts receivable	1,960,000	2,416,000
Inventories	794,000	596,000
Income taxes receivable	—	1,006,000
Prepaid expenses and other current assets	1,384,000	833,000

Total current assets	34,410,000	43,703,000

Non-current marketable securities	25,737,000	17,093,000
Equipment and leasehold improvements	3,419,000	3,264,000
Goodwill	3,659,000	3,659,000
Licenses and patents	361,000	469,000
Deferred income taxes	844,000	844,000
Other assets	103,000	103,000

Total assets	$68,533,000	$69,135,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$940,000	$1,109,000
Accrued expenses	3,634,000	3,125,000

Total current liabilities	4,574,000	4,234,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,263,418 and 10,250,136 shares issued and outstanding as of January 31, 2003 and October 31, 2002, respectively	103,000	103,000
Additional paid-in capital	74,014,000	73,929,000
Accumulated deficit	(10,158,000)	(9,131,000)

Total stockholders’ equity	63,959,000	64,901,000

Total liabilities and stockholders’ equity	$68,533,000	$69,135,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

	Three Months Ended January 31,
	2003	2002
	(Unaudited)

Net sales	$5,141,000	$4,936,000

Cost of goods sold	1,843,000	1,772,000

Gross profit	3,298,000	3,164,000

Selling, general and administrative expenses	2,415,000	1,224,000
Research and development	1,957,000	2,230,000

Loss from operations	(1,074,000)	(290,000)

Interest and other income, net	358,000	490,000

Income (loss) before provision for income taxes	(716,000)	200,000

Provision for income taxes	—	74,000

Income (loss) before cumulative effect of change in accounting principle	(716,000)	126,000

Cumulative effect of change in accounting principle (Note 6)	(311,000)	—

Net income (loss)	$(1,027,000)	$126,000

Earnings (loss) per share:

Basic

Income (loss) before cumulative effect of change in accounting principle	$(.07)	$.01
Cumulative effect of change in accounting principle	(.03)	—

Net income (loss)	$(.10)	$.01

Diluted

Income (loss) before cumulative effect of change in accounting principle	$(.07)	$.01
Cumulative effect of change in accounting principle	(.03)	—

Net income (loss)	$(.10)	$.01

Weighted average number of shares outstanding:

Basic	10,256,171	10,175,193

Diluted	10,256,171	10,760,790

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,027,000)	$126,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	311,000	—
Depreciation and amortization	219,000	251,000
Deferred income taxes	—	74,000
Write-off of licenses	105,000	—
Changes in assets and liabilities
Accounts receivable	456,000	168,000
Inventories	(198,000)	(202,000)
Prepaid expenses and other assets	(551,000)	22,000
Accounts payable	(169,000)	228,000
Accrued expenses	110,000	(198,000)
Income taxes receivable	1,006,000	(1,000)

Net cash provided by operating activities	262,000	468,000

Cash flows from investing activities:
Proceeds from sale of marketable securities	7,703,000	5,390,000
Purchases of marketable securities	(7,762,000)	(5,863,000)
Capital expenditures	(283,000)	(58,000)

Net cash used in investing activities	(342,000)	(531,000)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	85,000	64,000

Net cash provided by financing activities	85,000	64,000

Net increase in cash and cash equivalents	5,000	1,000

Cash and cash equivalents at beginning of period	2,708,000	3,084,000

Cash and cash equivalents at end of period	$2,713,000	$3,085,000

Supplemental disclosure of cash flow information:

Income taxes paid	$—	$1,000
Interest paid	$—	$—

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of North American Scientific, Inc (the “Company”) are unaudited, other than the consolidated balance sheet at October 31, 2002, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission for the year ended October 31, 2002.

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

Accounting for Stock-based Compensation

The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants, and non-employee directors.

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has provided additional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted as of November 1, 2002.  The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Three Months Ended January 31,
	2003	2002

Net income (loss), as reported	$(1,027,000)	$126,000
Less: total stock-based compensation(1)	(621,000)	(530,000)
Net income (loss), as adjusted	$(1,648,000)	$(404,000)

Basic earnings (loss) per share, as reported	$(.10)	$.01
Basic earnings (loss) per share, as adjusted	$(.16)	$(.04)
Diluted earnings (loss) per share, as reported	$(.10)	$.01
Diluted earnings (loss) per share, as adjusted	$(.16)	$(.04)

(1) As determined under the fair value method.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Note 2 – Marketable Securities

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds.

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either “trading” or “available-for-sale,” and are recorded at fair value with unrealized gains and losses included in earnings or stockholders’ equity, respectively. All other equity securities are accounted for using either the cost method or the equity method.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.

Note 3 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	January 31, 2003	October 31, 2002

Raw materials	$589,000	$459,000
Work in process	78,000	42,000
Finished goods	127,000	95,000

	$794,000	$596,000

Note 4 – Net Income (Loss) per Share

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

	Three Months Ended January 31,
	2003	2002

Net income (loss)	$(1,027,000)	$126,000

Weighted average shares outstanding – Basic	10,256,171	10,175,193
Dilutive effect of stock options	—	585,597

Weighted average shares outstanding – Diluted	10,256,171	10,760,790

Basic earnings (loss) per share	$(.10)	$.01
Diluted earnings (loss) per share	$(.10)	$.01

Stock options to purchase 1,485,651 and 528,328 common shares for the three months ended January 31, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 – Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended January 31,
	2003	2002

Net income (loss)	$(1,027,000)	$126,000
Other comprehensive income (loss): Unrealized loss on securities available-for-sale	—	(28,000)

Total comprehensive income (loss)	$(1,027,000)	$98,000

Note 6 – Asset Retirement Obligations

During the quarter ended January 31, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” for recording future decommissioning costs related to its leased manufacturing and research and development facilities.  Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company’s estimated future asset retirement obligation using the Company’s estimated credit-adjusted borrowing rate.  The resultant capitalized costs are recorded as part of equipment and leasehold improvements and are amortized ratably over the term of the leased facilities.  The asset retirement obligation has been recorded in accrued expenses and will be adjusted to fair value over the lease term as an accretion expense.  On November 1, 2002, the Company adopted SFAS No. 143 and recorded an asset retirement obligation of $383,000, net capitalized costs of $72,000 and a cumulative effect of an accounting change of $311,000.

The pro forma net income (loss) for the three months ended January 31, 2003 and 2002, had SFAS No. 143 been adopted on November 1, 2001 is as follows:

	Three Months Ended January 31,
	2003	2002

Net income (loss), as reported	$(716,000)	$126,000
Amortization and accretion expense	—	(8,000)

Net income (loss), as adjusted	$(716,000)	$118,000

Basic and diluted earnings (loss) per share, as reported	$(.07)	$.01
Basic and diluted earnings (loss) per share, as adjusted	$(.07)	$.01

Note 7 – Commitments and Contingencies

In October 2002, Mentor Corporation (“Mentor”) filed suit in Los Angeles Superior Court against the Company alleging breach of the exclusive marketing and distribution agreement arising out of the Company’s direct sales efforts for Prospera® Pd-103.  Mentor also alleges that the Company breached the contract by marketing its Prospera® I-125 seeds while still subject to the agreement, for sales after the expiration of the agreement.  Mentor’s suit further alleges that the Company has misappropriated purported trade secrets and that the Company has engaged in unfair competition.  Mentor has sought unspecified monetary damages and injunctive relief.  In October 2002, Mentor was denied a temporary restraining order.  In November 2002, Mentor was denied a preliminary injunction, and in December 2002, Mentor lost a Motion for Reconsideration on the preliminary injunction.  In January 2003, the Company filed a responsive pleading, as well as counterclaims against Mentor seeking monetary damages for breach of contract, misappropriation of confidential information and trade secrets, trade libel, intentional and negligent misrepresentation, unfair competition, and violation of the Lanham Act.

The Company believes that it has meritorious defenses against Mentor’s claims and intends to vigorously contest them. While it is not possible to predict the outcome of the lawsuit discussed above, the Company believes that costs associated with the lawsuit will not have a material adverse impact on its consolidated financial position or liquidity, but may be material to the consolidated results of operations of any one period.

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “projections”, and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the “1995 Act”) and (ii) releases issued by the Securities Exchange Commission or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

We design, develop, produce, and sell innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, principally for the treatment and diagnosis of disease.  Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

From 1998 to January 2003, our brachytherapy seeds were distributed under an exclusive agreement with Mentor Corporation (“Mentor”).  In January 2003, the agreement with Mentor terminated and we began to market and sell our brachytherapy products directly to health care providers.  Future revenues and gross profit relating to our brachytherapy products will depend on several factors, including our ability to successfully directly market and distribute our brachytherapy products and to successfully withstand pricing pressure from competition and price containment pressure from Medicare reimbursement limits for brachytherapy procedures.  We also anticipate a significant increase in expenses going forward as we further develop our sales and marketing infrastructure.

In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals, to enhance the medical management of patients with cancer, heart disease or other medical conditions.  We expect to continue to incur significant clinical trial and development costs over the next several years related to Hynic-Annexin V, our principal radiopharmaceutical product candidate, especially as we initiate and expand our clinical trials in the U.S. and Europe. In addition, upon receipt of applicable approvals from regulatory agencies, we expect to incur substantial expenses in connection with the commercial launch of this product.

Results of Operations

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Net sales.  Net sales increased $205,000, or 4%, to $5,141,000 for the three months ended January 31, 2003 from $4,936,000 for the three months ended January 31, 2002.  The increase in net sales was due to the increase in revenues generated from our brachytherapy product lines, which accounted for 80% of our sales for the three months ended January 31, 2003.  In connection with the transition to the direct sales and marketing of our brachytherapy products, we anticipate that sales are likely to decrease in the near term.

Gross profit.  Gross profit increased $134,000 or 4% to $3,298,000 for the three months ended January 31, 2003 from $3,164,000 for the three months ended January 31, 2002.  Gross profit as a percent of sales remained constant at 64% for the three months ended January 31, 2003 and 2002, respectively.  However, our future gross profit may be adversely affected by a decrease in sales volume as we continue to directly market our brachytherapy seeds coupled with industry wide pricing pressure.

Selling, general and administrative expenses (“SG&A”).  SG&A increased $1,191,000 or 97%, to $2,415,000 for the three months ended January 31, 2003, from $1,224,000 for the three months ended January 31, 2002. The increase is primarily attributed to the development of a direct sales and marketing force for our brachytherapy products, increased legal expenses associated with the Mentor litigation, and increased operating expenses associated with the development of Hynic-Annexin V.

Research and development.  Research and development (“R&D”) costs decreased $273,000 or 12%, to $1,957,000 for the three months ended January 31, 2003, from $2,230,000 for the three months ended January 31, 2002. These costs primarily represent our continued investment in our Hynic-Annexin V product candidate. The decrease in research and development spending is primarily due to a decrease in  manufacturing costs partially offset by increased R&D personnel costs, and increased R&D facility costs. All of our research and development cost are expensed as incurred. We anticipate incurring significant costs in the future as we initiate and expand our clinical trials in Europe and the United States.  Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Interest and other income, net.  Interest and other income decreased $132,000, or 27% to $358,000 for the three months ended January 31, 2003 from $490,000 for the three months ended January 31, 2002.  This decrease was a result of a decline in the effective yield on our portfolio of marketable securities consistent with the general decline in interest rates throughout 2002.

Provision for income taxes.   Results of operations for the three months ended January 31, 2002 included a provision for income taxes of $74,000, whereas we did not recognize a benefit for the loss during the three months ended January 31, 2003.  Due to the uncertainty of our ability to recognize the future benefit of additional deferred tax assets, we have not recorded additional income tax benefits for the loss during the three months ended January 31, 2003.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10–K for the year ended October 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Actual results could differ substantially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, we recognize revenue related to our product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there was a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be overstated which could have an adverse impact on our financial results.

Goodwill

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Impairment of Long-lived Assets

We assess the impairment of long-lived assets, which include equipment and leasehold improvements and identifiable intangible assets, whenever events and circumstances indicate that such assets might be impaired.  In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

Legal Contingencies

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

At January 31, 2003, we had cash and investments in marketable securities aggregating approximately $56.0 million and working capital of $29.8 million. Working capital does not include $25.7 million of our marketable securities that are classified as non-current assets since the maturities of these marketable debt instruments are beyond a one year period.

For the three months ended January 31, 2003, net cash provided by operating activities was approximately $262,000 compared to $468,000 for the prior year period. Net cash used in investing activities totaled approximately $342,000 during the three months ended January 31, 2003, compared to $531,000 for the prior year period.

During the three months ended January 31, 2003, we received approximately $85,000 from the exercise of stock options and the sale of shares under our employee stock purchase plan compared to $64,000 for the same period in 2002.  Proceeds from the exercise of stock options, employee stock purchase plan, and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

We are authorized to repurchase up to $10 million of our common stock on the open market.  No such shares have been repurchased as of January 31, 2003.

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

We believe our current cash and marketable securities and anticipated cash flow from operations will be sufficient to support our operations and planned expansion for the foreseeable future.  However, the amount of capital that we will need in the future will depend on many factors including:

•                  costs related to research, development, clinical trials, license fees, royalty obligations, regulatory approvals and commercialization of our Hynic-Annexin V product candidate and other product candidates

•                  the further development of a sales and marketing force for our brachytherapy seed products as we transition from our exclusive distribution agreement with Mentor to direct sales and marketing

•                  levels of sales and marketing that will be required to launch our new products and achieve and maintain a competitive position in the marketplace for both existing and new products

•                  market acceptance of our products

•                  progress in and scope of our research and development activities

•                  levels of inventory and accounts receivable that we maintain

•                  competitors’ responses to our products

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

We lease facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next three years are $672,000, $296,000, and $12,000, respectively.

We have minimum commitments for various contract services with unrelated parties totaling approximately $1.5 million. The agreements provide for various payments to be made over a one to three year period as services are provided. We have contractual rights to terminate our payment obligations on approximately $1.2 million of such agreements with 30 to 90 day notification.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies.  If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to us.  Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs.  If additional funds are raised by issuing equity securities, dilution to existing stockholders would result.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies (EITF) Issue  No.  94-3,  “Liability  Recognition for Certain  Employee  Termination  Benefits  and  Other Costs to Exit an Activity  (including   Certain   Costs  Incurred  in  a  Restructuring).” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on our consolidated financial statements.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148,

“Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted as of November 1, 2002.  The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.  The Company adopted the amended disclosure requirements of SFAS No. 148, during the first quarter of fiscal 2003.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended January 31, 2003 does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 4.       Controls and Procedures

a.                                       Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and principal financial officer, based on their evaluation within 90 days of the filing date of this Form 10-Q, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

b.                                      Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits.

	Exhibits No.	Title

	10.1	Employment Agreement, dated February 20, 2003, by and between Elliot Lebowitz, Ph.D. and the Company.

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

March 7, 2003	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and
Chief Executive Officer
(Principal Executive Officer)

March 7, 2003	By:	/s/ Alan I. Edrick
		Name:	Alan I. Edrick
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, L. Michael Cutrer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of North American Scientific, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ L. Michael Cutrer
L. Michael Cutrer
President and Chief Executive Officer

I, Alan I. Edrick, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of North American Scientific, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Alan I. Edrick
Alan I. Edrick
Senior Vice President and Chief Financial Officer