Form 10-Q
period 2003-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2003-05-30
CIK 949876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

☒  Yes   ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes   ☒  No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of May 27, 2003 was 10,245,918 shares.

NORTH AMERICAN SCIENTIFIC, INC.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	April 30, 2003	October 31, 2002
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$2,194,000	$2,708,000
Marketable securities	30,536,000	36,144,000
Accounts receivable	1,943,000	2,416,000
Inventories	668,000	596,000
Income taxes receivable	—	1,006,000
Prepaid expenses and other current assets	1,601,000	833,000

Total current assets	36,942,000	43,703,000

Non-current marketable securities	21,297,000	17,093,000
Equipment and leasehold improvements	3,259,000	3,264,000
Goodwill	3,659,000	3,659,000
Licenses and patents	355,000	469,000
Deferred income taxes	844,000	844,000
Other assets	22,000	103,000

Total assets	$66,378,000	$69,135,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,168,000	$1,109,000
Accrued expenses	3,759,000	3,125,000

Total current liabilities	4,927,000	4,234,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,263,418 and 10,250,136 shares issued and 10,244,418 and 10,250,136 shares outstanding as of April 30, 2003 and October 31, 2002, respectively	103,000	103,000
Additional paid-in capital	74,060,000	73,929,000
Treasury stock, at cost – 19,000 common shares	(129,000)	—
Accumulated deficit	(12,583,000)	(9,131,000)

Total stockholders’ equity	61,451,000	64,901,000

Total liabilities and stockholders’ equity	$66,378,000	$69,135,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net sales	$2,904,000	$4,957,000	$8,045,000	$9,893,000

Cost of goods sold	1,412,000	1,870,000	3,255,000	3,641,000

Gross profit	1,492,000	3,087,000	4,790,000	6,252,000

Selling, general and administrative expenses	3,030,000	1,639,000	5,445,000	2,864,000
Research and development	1,813,000	2,139,000	3,770,000	4,369,000
Write-off of licenses and equipment	—	2,714,000	—	2,714,000

Loss from operations	(3,351,000)	(3,405,000)	(4,425,000)	(3,695,000)

Interest and other income, net	926,000	466,000	1,284,000	956,000

Loss before provision for income taxes	(2,425,000)	(2,939,000)	(3,141,000)	(2,739,000)

Provision for income taxes	—	1,939,000	—	2,013,000

Loss before cumulative effect of change in accounting principle	(2,425,000)	(4,878,000)	(3,141,000)	(4,752,000)

Cumulative effect of change in accounting principle (Note 5)	—	—	(311,000)	—

Net loss	$(2,425,000)	$(4,878,000)	$(3,452,000)	$(4,752,000)

Loss per share:

Basic

Loss per share before cumulative effect of change in accounting principle	$(.24)	$(.48)	$(.31)	$(.47)
Cumulative effect of change in accounting principle	$—	$—	$(.03)	$—

Net loss	$(.24)	$(.48)	$(.34)	$(.47)

Diluted

Loss per share before cumulative effect of change in accounting principle	$(.24)	$(.48)	$(.31)	$(.47)
Cumulative effect of change in accounting principle	$—	$—	$(.03)	$—

Net loss	$(.24)	$(.48)	$(.34)	$(.47)

Shares used in per share calculations:

Basic	10,251,968	10,189,762	10,254,106	10,182,357

Diluted	10,251,968	10,189,762	10,254,106	10,182,357

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2003	2002
	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,452,000)	$(4,752,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	311,000	—
Depreciation and amortization	458,000	485,000
Non-cash stock compensation expense	47,000	—
Provision for doubtful accounts	39,000	—
Write-off of licenses and equipment	105,000	2,714,000
Gain on sale of non-marketable securities	(600,000)	—
Deferred income taxes	—	2,013,000
Changes in assets and liabilities:
Accounts receivable	434,000	(114,000)
Inventories	(72,000)	(123,000)
Prepaid expenses and other assets	(496,000)	(34,000)
Accounts payable	59,000	56,000
Accrued expenses	235,000	33,000
Income taxes receivable	1,006,000	307,000

Net cash provided by (used in) operating activities	(1,926,000)	585,000

Cash flows from investing activities:
Proceeds from sale of marketable securities	11,882,000	10,341,000
Purchases of marketable securities	(10,477,000)	(11,238,000)
Proceeds from sale of non-marketable securities	408,000	—
Purchase of licenses	—	(75,000)
Capital expenditures	(356,000)	(188,000)

Net cash provided by (used in) investing activities	1,457,000	(1,160,000)

Cash flows from financing activities:
Purchases of common stock as treasury stock	(129,000)	—
Proceeds from exercise of stock options and stock purchase plan	84,000	109,000

Net cash provided by (used in) financing activities	(45,000)	109,000

Net decrease in cash and cash equivalents	(514,000)	(466,000)

Cash and cash equivalents at beginning of period	2,708,000	3,084,000

Cash and cash equivalents at end of period	$2,194,000	$2,618,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of North American Scientific, Inc. (the “Company”) are unaudited, other than the consolidated balance sheet at October 31, 2002, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Accounting for Stock-based Compensation

The Company accounts for its stock option awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has provided additional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted as of November 1, 2002.  The Company has elected to continue to account for its stock-based compensation using the intrinsic value method of accounting according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net loss, as reported	$(2,425,000)	$(4,878,000)	$(3,452,000)	$(4,752,000)
Less: total stock-based compensation (1)	(506,000)	(569,000)	(1,126,000)	(1,100,000)

Net loss, as adjusted	$(2,931,000)	$(5,447,000)	$(4,578,000)	$(5,852,000)

Basic and diluted loss per share, as reported	$(.24)	$(.48)	$(.34)	$(.47)
Basic and diluted loss per share, as adjusted	$(.29)	$(.53)	$(.45)	$(.57)

(1) As determined under the fair value method.

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Note 2 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	April 30, 2003	October 31, 2002

Raw materials	$495,000	$459,000
Work in process	61,000	42,000
Finished goods	112,000	95,000

	$668,000	$596,000

Note 3 – Net Loss per Share

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net loss	$(2,425,000)	$(4,878,000)	$(3,452,000)	$(4,752,000)

Weighted average shares outstanding - Basic	10,251,968	10,189,762	10,254,106	10,182,357
Dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding - Diluted	10,251,968	10,189,762	10,254,106	10,182,357

Basic loss per share	$(.24)	$(.48)	$(.34)	$(.47)
Diluted loss per share	$(.24)	$(.48)	$(.34)	$(.47)

Stock options to purchase 2,303,184 and 1,970,331 common shares for the three months ended April 30, 2003, and 2002, respectively, and 2,308,096 and 1,913,058 common shares for the six months ended April 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net loss	$(2,425,000)	$(4,878,000)	$(3,452,000)	$(4,752,000)

Other comprehensive loss:
Unrealized loss on securities available for sale	—	(4,000)	—	(32,000)

Total comprehensive loss	$(2,425,000)	$(4,882,000)	$(3,452,000)	$(4,784,000)

Note 5 – Asset Retirement Obligations

During 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” for recording future decommissioning costs related to its leased manufacturing and research facilities.  Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company’s estimated future asset retirement obligation using the Company’s estimated credit-adjusted borrowing rate.  The resultant capitalized costs are recorded as part of equipment and leasehold improvements and are amortized ratably over the term of the leased facilities.  The asset retirement obligation has been recorded in accrued expenses and will be adjusted to fair value over the remaining lease term as an accretion expense.  On November 1, 2002, the Company adopted SFAS No. 143 and recorded a liability for asset retirement obligations of $383,000, increased net equipment and leasehold improvements by $72,000 and recognized a charge of $311,000 which is reported in the caption “Cumulative effect of change in accounting principle.”

Had the asset retirement obligations been recognized in previous periods as presented by SFAS No. 143, the Company’s net loss per share would have been as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net loss, as reported	$(2,425,000)	$(4,878,000)	$(3,452,000)	$(4,752,000)
Amortization and accretion expense	—	(8,000)	—	(16,000)

Net loss, as adjusted	$(2,425,000)	$(4,886,000)	$(3,452,000)	$(4,768,000)

Basic and diluted loss per share, as reported	$(.24)	$(.48)	$(.34)	$(.47)
Basic and diluted loss per share, as adjusted	$(.24)	$(.48)	$(.34)	$(.47)

Note 6 – Write-off of Licenses and Equipment

Results of operations for the three and six months ended April 30, 2002 include a charge of $2,714,000 to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of the Company’s ApomateTM technology platform. In 2001, the Company licensed additional technology and patent rights from a third party for the development of an improved version of its kit, or Hynic-Annexin V.  During the second quarter of 2002, the Company decided to exclusively pursue the development of its subsequent licensed Hynic-Annexin V technology and to write-off the prior technology.

Note 7 – Deferred Income Taxes

The Company continually reviews the adequacy of the valuation allowance of its net deferred tax assets in accordance with the provisions of SFAS No. 109.  The Company’s net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.  There can be no assurance that in the future there would not be increased competition or other factors that may result in a decline in margins, loss of market share or technological obsolescence. In addition, the Company expects to incur significant expenses for the next several years for ongoing clinical trials and development of Hynic-Annexin V.  Due to these uncertainties, the Company recorded an additional valuation allowance of approximately $1.9 million during the three months ended April 30, 2002.

Note 8 – Commitments and Contingencies

In October 2002, Mentor Corporation (“Mentor”) filed suit in Los Angeles Superior Court against the Company alleging breach of the exclusive marketing and distribution agreement arising out of the Company’s newly initiated direct sales efforts for Prospera® Pd-103.  Mentor also alleges that the Company breached the agreement by marketing its Prospera® I-125 seeds while still subject to the agreement, for sales after the expiration of the agreement.  Mentor’s suit further alleges that the Company has misappropriated purported trade secrets and that the Company has engaged in unfair competition.  Mentor has sought unspecified monetary damages and injunctive relief.  In October 2002, Mentor was denied a temporary restraining order.  In November 2002, Mentor was denied a preliminary injunction, and in December 2002, Mentor lost a Motion for Reconsideration on the preliminary injunction.  In January 2003, the Company filed a responsive pleading, as well as counterclaims against

Mentor seeking monetary damages for breach of contract, misappropriation of confidential information and trade secrets, trade libel, intentional and negligent misrepresentation, unfair competition, and violation of the Lanham Act.

The Company believes that it has meritorious defenses against Mentor’s claims and intends to vigorously contest them. While it is not possible to predict the outcome of the lawsuit discussed above, the Company believes that costs associated with the lawsuit will not have a material adverse impact on its consolidated financial position or liquidity, but may be material to the consolidated results of operations of any one period.  The case is currently set for trial in March 2004.

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

Overview

We develop, produce, and sell innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, principally for the treatment and diagnosis of disease.  Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

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

In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals, to enhance the medical management of patients with cancer, heart disease or other medical conditions.  We expect to continue to incur significant clinical trial and development costs over the next several years related to Hynic-Annexin V, our principal radiopharmaceutical product candidate, especially as we expand our clinical trials in Europe and, if approved by the FDA, initiate our clinical trials in the U.S. In addition, upon receipt of applicable approvals from regulatory agencies, we expect to incur substantial expenses in connection with the commercial launch of this product.

Results of Operations

Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

Net sales.  Net sales decreased $2,053,000, or 41%, to $2,904,000 for the three months ended April 30, 2003 from $4,957,000 for the three months ended April 30, 2002.  Sales during the quarter ended April 30, 2003 were affected by the following:  (i) a decline in unit sales associated with the transition to the direct marketing and sale of our brachytherapy products upon the conclusion in January 2003 of our previous distribution agreement with Mentor, and (ii) although our average selling prices increased as a result of eliminating our primary distributor, the industry witnessed a significant reduction in average selling prices to end users of brachytherapy seeds as a result of a highly competitive pricing environment and price containment pressure arising from Medicare reimbursement limits.  Thus, although we captured the distributor margin overall average selling prices to end users of our brachytherapy products decreased significantly. Revenues from our non-therapeutic lines remained consistent between periods.

Gross profit.  Gross profit decreased $1,595,000, or 52%, to $1,492,000 for the three months ended April 30, 2003 from $3,087,000 for the three months ended April 30, 2002.  Gross profit as a percent of sales decreased from 62% to 51% during this period.  The decrease in gross profit as a percentage of sales was primarily due to reduced economies of scale associated with brachytherapy revenues due to a reduction in the volume of unit sales experienced as we transitioned to a direct sales initiative in January 2003 and a change in our product mix.

Selling, general and administrative expenses.  Selling, general and administrative (“SG&A”) expenses increased $1,391,000, or 85%, to $3,030,000 for the three months ended April 30, 2003 from $1,639,000 for the three months ended April 30, 2002. The increase is primarily attributed to the development of a direct sales and marketing force for our brachytherapy products and increased legal expenses associated with the Mentor litigation.

Research and development.  Research and development (“R&D”) expenses decreased $326,000, or 15%, to $1,813,000 for the three months ended April 30, 2003 from $2,139,000 for the three months ended April 30, 2002.  These costs primarily represent our continued investment in our Hynic-Annexin V product candidate. The decrease in research and development spending is primarily due to a decrease in manufacturing costs partially offset by increased R&D personnel and facility costs. All of our research and development costs are expensed as incurred. We anticipate incurring significant costs in the future as we initiate our clinical trials in the United States and expand our clinical trials in Europe.  Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Write-off of licenses and equipment.  Results of operations for the three months ended April 30, 2002 include a charge of $2,714,000 to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of our initial ApomateTM technology platform. In 2001 we licensed additional technology and patent rights from a third party for the development of an improved version of our kit, or Hynic-Annexin V.  During the second quarter of 2002, we decided to exclusively pursue the development of our subsequent licensed Hynic-Annexin V technology and to write-off the prior technology.

Interest and other income, net.  Interest and other income increased $460,000, or 99%, to $926,000 for the three months ended April 30, 2003 from $466,000 for the three months ended April 30, 2002. This increase reflects a gain on sale of $600,000 resulting from the sale of our remaining shares of RadioMed Corporation, a privately held company, which was partially offset by lower interest income as a result of a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates during the period.

Provision for income taxes.   Results of operations for the three months ended April 30, 2002 included a provision for income taxes of $1,939,000, whereas we did not recognize a benefit for the loss during the three months ended January 31, 2003.  Due to the uncertainty of our ability to recognize the future benefit of certain deferred tax assets, we recorded a valuation allowance of approximately $1.9 million in the quarter ended April 30, 2002 and have not recorded any additional income tax benefits for losses incurred since April 30, 2002.

Six Months Ended April 30, 2003 Compared to Six Months Ended April 30, 2002

Net sales.  Net sales decreased $1,848,000, or 19%, to $8,045,000 for the six months ended April 30, 2003 from $9,893,000 for the six months ended April 30, 2002.  The decrease in net sales was due to the transition associated with directly marketing and selling our brachytherapy products upon the conclusion in January 2003 of our previous distribution agreement with Mentor. Our brachytherapy product sales accounted for approximately 73% of our revenues for the six months ended April 30, 2003.  Revenues from our non-therapeutic lines remained consistent between periods.

Gross profit.  Gross profit decreased $1,462,000, or 23%, to $4,790,000 for the six months ended April 30, 2003 from $6,252,000 for the six months ended April 30, 2002.  Gross profit as a percent of sales decreased from 63% to 60% during this period.  The decrease in gross profit as a percentage of sales was primarily due to reduced economies of scale in our fiscal second quarter associated with brachytherapy revenues due to a reduction in unit volume as we transitioned to a direct sales initiative in January 2003 and a change in our product mix.

Selling, general and administrative expenses.  SG&A expenses increased $2,581,000, or 90%, to $5,445,000 for the six months ended April 30, 2003 from $2,864,000 for the six months ended April 30, 2002. The increase is primarily attributed to the development of a direct sales and marketing force for our brachytherapy products and increased legal expenses associated with the Mentor litigation.

Research and development.  Research and development costs decreased $599,000, or 14% to $3,770,000 for the six months ended April 30, 2003 from $4,369,000 for the six months ended April 30, 2002.  These costs primarily represent our continued investment in our Hynic-Annexin V product candidate. The decrease in research and development spending is primarily due to a decrease in  manufacturing costs partially offset by increased R&D personnel costs and increased R&D facility costs. All of our research and development cost are expensed as incurred. We anticipate incurring significant costs in the future as we initiate our clinical trials in the Unites States and expand our clinical trials in

Europe.  Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Write-off of licenses and equipment.  Results of operations for the six months ended April 30, 2002 include a charge of $2,714,000 to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of our initial ApomateTM technology platform. In 2001 we licensed additional technology and patent rights from a third party for the development of an improved version of our kit, or Hynic-Annexin V.  During the second quarter of 2002, we decided to exclusively pursue the development of our subsequent licensed Hynic-Annexin V technology and to write-off the prior technology.

Interest and other income.  Interest and other income increased $328,000, or 34%, to $1,284,000 for the six months ended April 30, 2003 from $956,000 for the six months ended April 30, 2002. This increase reflects a gain on sale of approximately $600,000 resulting from the sale of our remaining shares of RadioMed Corporation, a privately held company, which was partially offset by lower interest income as a result of a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates in the period.

Provision for income taxes.   Results of operations for the six months ended April 30, 2002 included a provision for income taxes of $2,013,000, whereas we did not recognize a benefit for the loss during the six months ended April 30, 2003.  Due to the uncertainty of our ability to recognize the future benefit of additional deferred tax assets, we recorded a valuation allowance of approximately $2.0 million in the quarter ended April 30, 2002 and have not recorded any additional income tax benefits for losses incurred since April 30, 2002.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Actual results could differ substantially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, we recognize revenue related to our product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and from private placements of our common stock.  We do not currently have a line of credit or similar arrangements with a bank.

At April 30, 2003, we had cash and investments in marketable securities aggregating approximately $54.0 million and working capital of $32.0 million. Working capital does not include $21.3 million of our marketable securities that are classified as non-current assets since the maturities of these marketable debt instruments are beyond a one year period.

For the six months ended April 30, 2003, net cash used in operating activities was approximately $1.9 million compared to net cash provided by operating activities of $0.6 million for the prior year period. Net cash provided by investing activities totaled approximately $1.5 million during the six months ended April 30, 2003, compared to net cash used in investing activities of $1.2 million for the prior year period.

During the six months ended April 30, 2003, we received approximately $84,000 from the exercise of stock options and the sale of shares under our employee stock purchase plan compared to $109,000 for the same period in 2002.  Proceeds from the exercise of stock options, employee stock purchase plan, and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

We are authorized to purchase up to $10 million of our common stock on the open market under our share repurchase program.  During the three months ended April 30, 2003, we purchased 19,000 shares of our common stock at a total cost of $129,000.

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

We believe our current cash and marketable securities and anticipated cash flow from operations will be sufficient to support our operations and planned expansion for the foreseeable future.  However, the amount of capital that we will need in the future will depend on many factors including:

•      costs related to research, development, clinical trials, license fees, royalty obligations, regulatory approvals and commercialization relating to our Hynic-Annexin V product candidate and other product candidates

•      the further development of a sales and marketing force for our brachytherapy seed products as we transition from our exclusive distribution agreement with Mentor to direct sales and marketing

•      levels of sales and marketing that will be required to launch new products and achieve and maintain a competitive position in the marketplace for both existing and new products

•      market acceptance of our products

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

We lease facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next three years are $654,000, $308,000 and $14,000, respectively.

In addition we have minimum commitments for various contract services with unrelated parties that are provided over a one to three year period, totaling approximately $1.4 million. We have contractual rights to terminate our payment obligations on approximately $0.6 million of such agreements with 30 to 90 day notification.

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

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (“EITF”) Issue No.  94-3,  “Liability  Recognition for Certain  Employee  Termination  Benefits  and  Other Costs to Exit an Activity  (including   Certain   Costs  Incurred  in  a  Restructuring).” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on our consolidated financial statements.

In February 2003, FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently in the process of reviewing EITF Issue No. 00-21.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended April 30, 2003 does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 4.    Controls and Procedures

a.             Evaluation of disclosure controls and procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.             Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Since no significant deficiencies or material weaknesses were discovered during such the evaluation, no corrective actions were taken.

PART II – OTHER INFORMATION

We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 4.    Submission of Matters to a Vote of Security Holders

On March 28, 2003, we held our 2003 Annual Meeting of Stockholders.  The following persons were elected as directors to hold office until the 2004 Annual Meeting of Stockholders: Irwin J. Gruverman, L. Michael Cutrer, Dr. Jonathan P. Gertler, Dr. Allan M. Green, Mitchell H. Saranow and Dr. Gary N. Wilner.  The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Gruverman	9,677,444	365,987	—
Cutrer	9,632,338	411,093	—
Gertler	9,631,888	411,543	—
Green	9,632,317	411,114	—
Saranow	9,634,368	409,063	—
Wilner	9,633,288	410,143	—

The stockholders voted to approve our 2003 Non-Employee Director’s Equity Compensation Plan.  A total of 9,218,991 shares were cast for the adoption of the proposal, 796,128 shares were cast against this proposal, and 28,312 shares abstained.

The stockholders also voted to approve the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending October 31, 2003.  A total of 9,801,010 shares were cast for the adoption of the proposal, 231,601 shares were cast against this proposal, and 10,820 shares abstained.

There were no broker non-votes on either matter.

Item 6.    Exhibits and Reports on Form 8-K

(a)               Exhibits.

Exhibit No.	Title

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

May 27, 2003	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and
Chief Executive Officer
(Principal Executive Officer)

May 27, 2003	By:	/s/ Alan I. Edrick
		Name:	Alan I. Edrick
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 27, 2003

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

Date: May 27, 2003

/s/ Alan I. Edrick
Alan I. Edrick
Senior Vice President and Chief Financial Officer