Form 10-Q
period 2003-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2003-09-03
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0366422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20200 Sunburst Street, Chatsworth, CA 91311
(Address of principal executive offices)

(818) 734-8600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of August 29, 2003 was 10,257,741 shares.

NORTH AMERICAN SCIENTIFIC, INC.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	July 31, 2003	October 31, 2002
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$2,035,000	$2,708,000
Marketable securities	31,683,000	36,144,000
Accounts receivable	2,024,000	2,416,000
Inventories	723,000	596,000
Income taxes receivable	—	1,006,000
Prepaid expenses and other current assets	1,460,000	833,000

Total current assets	37,925,000	43,703,000

Non-current marketable securities	17,886,000	17,093,000
Equipment and leasehold improvements	2,935,000	3,264,000
Goodwill	3,659,000	3,659,000
Licenses and patents	381,000	469,000
Deferred income taxes	844,000	844,000
Other assets	109,000	103,000

Total assets	$63,739,000	$69,135,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,052,000	$1,109,000
Accrued expenses	3,986,000	3,125,000

Total current liabilities	5,038,000	4,234,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,276,741 and 10,250,136 shares issued and 10,257,741 and 10,250,136 outstanding as of July 31, 2003 and October 31, 2002, respectively	103,000	103,000
Additional paid-in capital	74,147,000	73,929,000
Treasury stock, at cost – 19,000 common shares	(129,000)	—
Accumulated deficit	(15,420,000)	(9,131,000)

Total stockholders’ equity	58,701,000	64,901,000

Total liabilities and stockholders’ equity	$63,739,000	$69,135,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net sales	$3,011,000	$5,267,000	$11,056,000	$15,160,000

Cost of goods sold	1,733,000	1,912,000	4,988,000	5,554,000

Gross profit	1,278,000	3,355,000	6,068,000	9,606,000

Selling, general and administrative expenses	2,704,000	1,569,000	8,149,000	4,433,000
Research and development	1,661,000	2,624,000	5,431,000	6,993,000
Write-off of licenses and equipment	—	—	—	2,714,000

Loss from operations	(3,087,000)	(838,000)	(7,512,000)	(4,534,000)

Interest and other income, net	250,000	488,000	1,534,000	1,444,000

Loss before provision for income taxes	(2,837,000)	(350,000)	(5,978,000)	(3,090,000)

Provision for income taxes	—	—	—	2,013,000

Loss before cumulative effect of change in accounting principle	(2,837,000)	(350,000)	(5,978,000)	(5,103,000)

Cumulative effect of change in accounting principle (Note 4)	—	—	(311,000)	—

Net loss	$(2,837,000)	$(350,000)	$(6,289,000)	$(5,103,000)

Basic and diluted loss per share:

Loss per share before cumulative effect of change in accounting principle	$(.28)	$(.03)	$(.58)	$(.50)
Cumulative effect of change in accounting principle	—	—	(.03)	—

Net loss	$(.28)	$(.03)	$(.61)	$(.50)

Shares used in per share calculations:

Basic and diluted	10,259,002	10,222,751	10,252,661	10,195,970

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended July 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(6,289,000)	$(5,103,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	311,000	—
Depreciation and amortization	698,000	678,000
Non-cash stock compensation expense	47,000	—
Provision for doubtful accounts	17,000	—
Gain on sale of non-marketable securities	(600,000)	—
Write-off of licenses and equipment	217,000	2,714,000
Deferred income taxes	—	2,013,000
Changes in assets and liabilities:
Accounts receivable	375,000	(256,000)
Inventories	(127,000)	(190,000)
Prepaid expenses and other assets	(440,000)	220,000
Accounts payable	(57,000)	535,000
Accrued expenses	462,000	636,000
Income taxes receivable	1,006,000	307,000

Net cash provided by (used in) operating activities	(4,380,000)	1,554,000

Cash flows from investing activities:
Proceeds from sales of marketable securities	28,434,000	19,973,000
Purchases of marketable securities	(24,766,000)	(21,453,000)
Proceeds from sale of non-marketable securities	408,000	—
Purchases of licenses	(35,000)	(137,000)
Capital expenditures	(376,000)	(273,000)

Net cash provided by (used in) investing activities	3,665,000	(1,890,000)

Cash flows from financing activities:
Purchases of common stock as treasury stock	(129,000)	—
Proceeds from exercise of stock options and stock purchase plan	171,000	359,000

Net cash provided by financing activities	42,000	359,000

Net increase (decrease) in cash and cash equivalents	(673,000)	23,000

Cash and cash equivalents at beginning of period	2,708,000	3,084,000

Cash and cash equivalents at end of period	$2,035,000	$3,107,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of North American Scientific, Inc. (the “Company”) are unaudited, other than the consolidated balance sheet at October 31, 2002, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net loss, as reported	$(2,837,000)	$(350,000)	$(6,289,000)	$(5,103,000)
Less: total stock-based compensation (1)	(539,000)	(566,000)	(1,666,000)	(1,666,000)

Net loss, as adjusted	$(3,376,000)	$(916,000)	$(7,955,000)	$(6,769,000)

Basic and diluted loss per share, as reported	$(.28)	$(.03)	$(.61)	$(.50)
Basic and diluted loss per share, as adjusted	$(.33)	$(.09)	$(.78)	$(.66)

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

Note 2 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	July 31, 2003	October 31, 2002

Raw materials	$598,000	$459,000
Work in process	56,000	42,000
Finished goods	69,000	95,000

	$723,000	$596,000

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net loss	$(2,837,000)	$(350,000)	$(6,289,000)	$(5,103,000)

Weighted average shares outstanding - Basic	10,259,002	10,222,751	10,252,661	10,195,970
Dilutive effect of stock options and warrants	—	—	—	—

Weighted average shares outstanding - Diluted	10,259,002	10,222,751	10,252,661	10,195,970

Basic loss per share	$(.28)	$(.03)	$(.61)	$(.50)
Diluted loss per share	$(.28)	$(.03)	$(.61)	$(.50)

Stock options to purchase 2,317,897 and 2,043,424 common shares for the three months ended July 31, 2003, and 2002, respectively, and 2,313,487 and 1,956,991 common shares for the nine months ended July 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Asset Retirement Obligations

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

Had the asset retirement obligations been recognized in previous periods as presented by SFAS No. 143, the Company’s net and loss per share would have been as follows:

	Three Months Ended July 31,		Nine months Ended July 31,
	2003	2002	2003	2002

Net loss, as reported	$(2,837,000)	$(350,000)	$(6,289,000)	$(5,103,000)
Amortization and accretion expense	—	(8,000)	—	(25,000)

Net loss, as adjusted	$(2,837,000)	$(358,000)	$(6,289,000)	$(5,128,000)

Basic and diluted loss per share, as reported	$(.28)	$(.03)	$(.61)	$(.50)
Basic and diluted loss per share, as adjusted	$(.28)	$(.04)	$(.61)	$(.50)

Note 5 – Write-off of Licenses and Equipment

Results of operations for the nine months ended July 31, 2002 include a charge of $2,714,000 to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of the Company’s ApomateTM technology platform. In 2001, the Company licensed alternative technology and patent rights from a third party for the development of an improved version of its Hynic-Annexin V kit. During the nine months ended July 31, 2002, the Company decided to exclusively pursue the development of its Hynic-Annexin V technology and to write-off the prior technology.

Note 6 – Deferred Income Taxes

The Company continually reviews the adequacy of the valuation allowance of its net deferred tax assets in accordance with the provisions of SFAS No. 109.  The Company’s net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred tax assets.  There can be no assurance that in the future there would not be increased competition or other factors that may result in a decline in margins, loss of market share or technological obsolescence. In addition, the Company expects to incur significant expenses for the next several years for ongoing clinical trials and development of Hynic-Annexin V.  Due to these uncertainties, the Company recorded an additional valuation allowance of approximately $1.9 million during the nine months ended July 31, 2002.

Note 7 – Commitments and Contingencies

In October 2002, Mentor Corporation (“Mentor”) filed suit in Los Angeles Superior Court against the Company alleging breach of the exclusive marketing and distribution agreement arising out of the Company’s newly initiated direct sales efforts for Prospera® Pd-103.  Mentor also alleged that the Company breached the agreement by marketing its Prospera® I-125 seeds while still subject to the agreement, for sales after the expiration of the agreement.  Mentor’s suit further alleged that the Company had misappropriated purported trade secrets and that the Company engaged in unfair competition.  Mentor sought unspecified monetary damages and injunctive relief.  In October 2002, Mentor was denied a temporary restraining order.  In November 2002, Mentor was denied a preliminary injunction, and in December 2002, Mentor lost a Motion for Reconsideration on the preliminary injunction.  In January 2003, the Company filed a responsive pleading, as well as counterclaims against Mentor that sought monetary damages for breach of contract, misappropriation of confidential information and trade secrets, trade libel, intentional and negligent misrepresentation, unfair competition, and violation of the Lanham Act.

In June 2003, the Company agreed to a settlement arrangement to resolve all claims and counterclaims in the lawsuit involving Mentor.  Under the arrangement, the parties mutually agreed to dismiss all claims and counterclaims against each other without admitting any wrongdoing.

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 8 – Subsequent Event

In August 2003, the Company acquired substantially all of the assets of Radiation Therapy Products, a manufacturer and distributor of equipment, including steppers and stabilizers, used in prostate brachytherapy procedures, for total cash and stock consideration of approximately $700,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “projections”, and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the “1995 Act”) and (ii) releases issued by the Securities Exchange Commission or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

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

In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals to enhance the medical management of patients with cancer, heart disease or other medical conditions.  We expect to continue to incur significant clinical trial and development costs over the next several years related to Hynic-Annexin V, our principal radiopharmaceutical product candidate, especially as we expand our clinical trials in Europe and initiate our clinical trials in the U.S. In addition, upon receipt of applicable approvals from regulatory agencies, we expect to incur substantial expenses in connection with the commercial launch of this product.

Results of Operations

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Net sales.  Net sales decreased $2,256,000, or 43%, to $3,011,000 for the three months ended July 31, 2003 from $5,267,000 for the three months ended July 31, 2002.  Sales during the quarter ended July 31, 2003 were affected by the following:  (i) a decline in unit sales associated with the transition to the direct marketing and sale of our brachytherapy products upon the conclusion in January 2003 of our previous distribution agreement with Mentor, and (ii) although our average selling prices increased as a result of eliminating our primary distributor, the industry witnessed a significant reduction in average selling prices to end users of brachytherapy seeds as a result of a highly competitive pricing environment and price containment pressure arising from Medicare reimbursement limits.  Thus, although we captured the distributor margin, overall average selling prices to end users of our brachytherapy products decreased significantly. Revenues from our non-therapeutic lines also declined during the period.

Gross profit.  Gross profit decreased $2,077,000, or 62%, to $1,278,000 for the three months ended July 31, 2003 from $3,355,000 for the three months ended July 31, 2002.  Gross profit as a percent of sales decreased from 64% to 42% during this period.  The decrease in gross profit as a percentage of sales was primarily due to negative economies of scale associated with brachytherapy revenues due to a reduction in the volume of unit sales experienced as we transitioned to a direct sales initiative in January 2003, the addition of certain low margin brachytherapy accessories, and a change in our product mix.

Selling, general and administrative expenses.  Selling, general and administrative (“SG&A”) expenses increased $1,135,000, or 72%, to $2,704,000 for the three months ended July 31, 2003 from $1,569,000 for the three months ended July 31, 2002. The increase in SG&A is primarily due to the development of a direct sales and marketing force for our brachytherapy products ($830,000), and legal expenses associated with the Mentor litigation ($286,000).

Research and development.  Research and development (“R&D”) expenses decreased $963,000, or 37%, to $1,661,000 for the three months ended July 31, 2003 from $2,624,000 for the three months ended July 31, 2002.  These costs primarily represent our continued investment in our Hynic-Annexin V product candidate. The decrease in R&D spending is primarily due to a decrease in manufacturing costs of materials used in clinical trials, partially offset by increased R&D personnel and facility costs. All of our research and development costs are expensed as incurred. We anticipate incurring significant costs in the future as we initiate our clinical trials in the United States and expand our clinical trials in Europe.  Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Interest and other income, net.  Interest and other income decreased $238,000, or 49%, to $250,000 for the three months ended July 31, 2003 from $488,000 for the three months ended July 31, 2002. This decrease reflects a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates during the period.

Nine Months Ended July 31, 2003 Compared to Nine Months Ended July 31, 2002

Net sales.  Net sales decreased $4,104,000, or 27%, to $11,056,000 for the nine months ended July 31, 2003 from $15,160,000 for the nine months ended July 31, 2002.  The decrease in net sales was due to the following:  (i) a decline in unit sales associated with the transition to the direct marketing and sale of our brachytherapy products upon the conclusion in January 2003 of our previous distribution agreement with Mentor, and (ii) although our average selling prices increased as a result of eliminating our primary distributor, the industry witnessed a significant reduction in average selling prices to end users of brachytherapy seeds as a result of a highly competitive pricing environment and price containment pressure arising from Medicare reimbursement limits.  Thus, although we captured the distributor margin, overall average selling prices to end users of our brachytherapy products decreased significantly. Our brachytherapy product sales accounted for approximately 73% of our revenues for the nine months ended July 31, 2003.

Gross profit.  Gross profit decreased $3,538,000, or 37%, to $6,068,000 for the nine months ended July 31, 2003 from $9,606,000 for the nine months ended July 31, 2002.  Gross profit as a percent of sales decreased from 63% to 55% during this period.  The decrease in gross profit as a percentage of sales was primarily due to reduced economies of scale beginning in our fiscal second quarter associated with brachytherapy revenues due to a reduction in unit volume as we transitioned to a direct sales initiative in January 2003, the addition of certain low margin brachytherapy accessories, and a change in our product mix.

Selling, general and administrative expenses.  SG&A expenses increased $3,716,000, or 84%, to $8,149,000 for the nine months ended July 31, 2003 from $4,433,000 for the nine months ended July 31, 2002. The increase in SG&A is primarily attributed to the following: (i) the development of a direct sales and marketing force for our brachytherapy products ($2,114,000), (ii) legal expenses associated with the Mentor litigation ($558,000), (iii) increased Theseus facility and personnel costs ($495,000), and (iv) an increase in other general and administrative expenses.

Research and development.  R&D costs decreased $1,562,000, or 22% to $5,431,000 for the nine months ended July 31, 2003 from $6,993,000 for the nine months ended July 31, 2002. These costs primarily represent our continued investment in our Hynic-Annexin V product candidate. The decrease in research and development spending is primarily due to a decrease in manufacturing costs, partially offset by increased R&D personnel and facility costs. All of our research and development costs are expensed as incurred. We anticipate incurring significant costs in the future as we initiate our clinical trials in the United States and expand our clinical trials in Europe.  Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Write-off of licenses and equipment.  Results of operations for the nine months ended July 31, 2002 include a charge of $2,714,000 to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of our initial ApomateTM technology platform. In 2001 we licensed alternative technology and patent rights from a third party for the development of an improved version of our Hynic-Annexin V kit.  During the second quarter of 2002, we decided to exclusively pursue the development of our Hynic-Annexin V technology and to write-off the prior technology.

Interest and other income.  Interest and other income increased $90,000, or 6%, to $1,534,000 for the nine months ended July 31, 2003 from $1,444,000 for the nine months ended July 31, 2002. This increase reflects a gain of approximately $600,000 resulting from the sale of our remaining shares of RadioMed Corporation, a privately held company, which was partially offset by lower interest income as a result of a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates in the period.

Provision for income taxes.   Results of operations for the nine months ended July 31, 2002 included a provision for income taxes of $2,013,000, whereas we did not recognize a benefit for the loss during the nine months ended July 31, 2003.  Due to the uncertainty of our ability to recognize the future benefit of additional deferred tax assets, we recorded a valuation allowance of approximately $2.0 million in the quarter ended April 30, 2002 and have not recorded any additional income tax benefits for losses incurred since April 30, 2002.

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

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and from private placements of our common stock.  We do not currently have a line of credit or similar arrangement with a bank.

At July 31, 2003, we had cash and investments in marketable securities aggregating approximately $51.6 million and working capital of $32.9 million. Working capital does not include $17.9 million of our marketable securities that are classified as non-current assets since the maturities of these marketable debt instruments are beyond a one year period.

For the nine months ended July 31, 2003, net cash used in operating activities was approximately $4.4 million compared to net cash provided by operating activities of $1.6 million for the prior year period. The decrease in cash provided by operating activities during the nine months ended July 31, 2003, resulted primarily from lower earnings associated with the transition to a direct sales force for our brachytherapy products.  Net cash provided by investing activities totaled approximately $3.7 million during the nine months ended July 31, 2003, compared to net cash used in investing activities of $1.9 million for the prior year period.

During the nine months ended July 31, 2003, we received approximately $0.2 million from the exercise of stock options and the sale of shares under our employee stock purchase plan compared to $0.4 million for the same period in 2002.  Proceeds from the exercise of stock options, employee stock purchase plan, and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

We are authorized to purchase up to $10 million of our common stock on the open market under our share repurchase program.  During the nine months ended July 31, 2003, we purchased 19,000 shares of our common stock at a total cost of $129,000.

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

We lease facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next three years are $754,000, $410,000 and $8,000, respectively.

In addition we have minimum commitments for various contract services with unrelated parties that are provided over a one to three year period, totaling approximately $1.3 million. We have contractual rights to terminate our payment obligations on approximately $0.6 million of such agreements with 30 to 90 day notification.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses,

products and technologies.  If we should require additional financing, such financing may not be available when needed or, if available, we may not be able to obtain the financing on terms favorable to us.  Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs.  If additional funds are raised by issuing equity securities, dilution to existing stockholders would result.

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.  The Interpretation clarified the application of Accounting Research Bulletin No. 51,  Consolidated Financial Statements,  to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 and are required to be fully implemented no later than the third quarter of 2003. We do not expect this interpretation to have a material impact on our financial position or results of operations.

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

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.   If we elect to enter into structured stock repurchase transactions after June 30, 2003 in the same form as those entered into on June 30, 2003 or prior, in accordance with SFAS No. 149, those transactions will be required to be marked to market with related gains and losses being recorded in the statement of operations.  The impact of such transactions on our financial position and results of operations would be dependent upon whether we chose to enter into such transactions, the size of the transactions, as well as changes in the market value of our common stock.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended July 31, 2003 does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 4.       Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)         Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of the evaluation referred to above.

PART II – OTHER INFORMATION

We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 1.                         Legal Proceedings

Certain of the Company’s legal proceedings are reported in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002, with material developments since that report described in the Company’s Form 10-Q for the quarterly period ended July 31, 2003.

In June 2003, the Company agreed to a settlement arrangement to resolve all claims and counterclaims in a lawsuit involving Mentor.  Under the arrangement, the parties mutually agreed to dismiss all claims and counterclaims against each other without admitting any wrongdoing.

Item 6.                          Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit No.	Title

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

The Company filed a report on Form 8-K on July 2, 2003, to disclose the Company’s settlement of all claims in its litigation with Mentor Corporation.

The Company filed a report on Form 8-K on May 22, 2003 to announce our second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

August 29, 2003	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

August 29, 2003	By:	/s/ Alan I. Edrick
		Name:	Alan I. Edrick
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)