Form 10-K
period 2003-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2004-01-23
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003
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

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        As of January 19, 2004, approximately 10,330,639 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $95,546,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date).

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐ Yes    ☒ No

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on or about April 13, 2004, are incorporated by reference into Part III of this Form 10-K.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K

Item 1.    BUSINESS

INTRODUCTION

        Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section contained in this Item 1, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward looking statements. Readers should not place undue reliance on these forward-looking statements.

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, principally for the treatment and diagnosis of disease. Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

        In 1996, we began to focus our research and product development activities primarily on high value, high growth medical products that are useful in the diagnosis, management and treatment of disease such as cancer. This initiative resulted in the development of our first two therapeutic products, iodine-based and palladium-based implantable brachytherapy seeds for the treatment of prostate cancer. We began manufacturing our Iodine-125 seed for commercial use in 1998, and introduced our Palladium-103 seed the following year, thus becoming the first company to manufacture both iodine and palladium brachytherapy seeds. These products were initially marketed under an exclusive third party distribution agreement, which terminated in January 2003. We transitioned to direct sales and marketing of our brachytherapy products during fiscal year 2003, and currently market and sell our Iodine-125 seeds under the trade name Prospera® I-125, and our Palladium-103 seeds under the trade name Prospera® Pd-103.

        In August 2003, we acquired substantially all of the assets of Radiation Therapy Products (RTP), a manufacturer and distributor of equipment, including steppers and stabilizers, used in prostate brachytherapy procedures. We believe that this acquisition enhances our product portfolio and better enables us to provide a more complete product offering to customers and prospects.

        Our primary radiopharmaceutical product candidate, Hynic-Annexin V, is an in vivo nuclear medicine imaging agent that targets cells undergoing apoptosis or necrosis, two common forms of cell death. Hynic-Annexin V is intended to be used for determining response to anti-cancer treatment within the first few days following the initial dose of therapy. We intend for this product candidate to provide information that would allow clinicians to make better therapeutic decisions for individual patients by monitoring a patient's response to treatment of disease with increased accuracy and timeliness.

        Our Hynic-Annexin V product candidate is currently in Phase II clinical trials in Europe for early detection of patient response to chemotherapy treatment in patients with lung cancer. In June 2003, we opened an Investigational New Drug (IND) application in the U.S. for Hynic-Annexin V. The studies are intended to provide preliminary assessment of the predictive value of Hynic-Annexin V imaging at various times following a single course of chemotherapy. The clinical study is also designed to provide information about product safety, biodistribution, and imaging technique after initiation of chemotherapy in patients with lung cancer.

        In October 2003, we entered into an agreement to acquire NOMOS Corporation (NOMOS). We believe that this transaction will enhance our portfolio of products and technologies for the treatment of cancer. Under the terms of the merger agreement, at closing we will issue approximately 5.3 million shares of common stock and pay cash of approximately $12 million, in exchange for all of the outstanding capital stock of NOMOS. Based on the closing stock price preceding the announcement of the transaction, the implied value of the transaction, including the assumption of outstanding NOMOS stock options (using the treasury stock method), is approximately $56 million. The consummation of the transaction is subject to customary closing conditions, including approval by the stockholders of both companies. We expect this transaction will close during the second quarter of fiscal 2004.

        NOMOS is a privately held developer, manufacturer and marketer of intensity modulated radiation therapy (IMRT) products and services. IMRT is a rapidly growing category of external beam radiation therapy using innovative software and equipment to provide more accurate radiation delivery to solid tumors while reducing radiation to surrounding healthy tissue. NOMOS is a recognized pioneer in the IMRT field and its products are used to treat a variety of cancers at hospitals and free-standing radiation oncology centers. As a result of the transaction, we will be able to offer a broader complement of products and services to address the needs of the radiation oncologist.

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

        Prostate cancer is the second most prevalent form of cancer in men in the United States and is the second most common cause of cancer death in men. The American Cancer Society estimated that in 2003 approximately 220,000 new cases of prostate cancer would be diagnosed in the U.S. and approximately 29,000 deaths of men in the U.S. would be attributable to the disease.

        There are several therapies available for the treatment of prostate cancer.

Prostate Brachytherapy

        Overview.    Brachytherapy is a minimally invasive medical procedure in which sealed radioactive sources are temporarily (High Dose Rate or HDR) or permanently (Low Dose Rate or LDR) implanted into cancerous tissue in the prostate, delivering a therapeutically prescribed dose of radiation that is lethal to the cancerous tissue. In the seeding procedure, generally 60 to 120 rice-sized, low-level radioactive seeds, containing either Iodine-125 or Palladium-103, are permanently implanted into the prostate by a radiation oncologist or urologist to irradiate and destroy cancerous prostatic tissue. Insertion of the seeds is performed under ultrasound guidance that allows the physicians to view the prostate for proper seed implantation. A template, or grid, is positioned in front of the perineum and is fixed to the stabilization unit along with the ultrasound probe to facilitate correct needle placement. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in a computer generated treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. Following completion of the procedure, an x-ray or CT image is viewed to verify seed placement.

        LDR brachytherapy patients are generally treated on an outpatient basis and are permitted to go home the same day, as the entire procedure typically takes less than two hours. Most patients are able to return to their normal activities within two or three days following the procedure.

        LDR brachytherapy usually results in lower incidences of impotence and incontinence compared to other therapies, and faster recovery times than radical prostatectomy, or RP. Moreover, studies show that the disease free survival rates ten years after brachytherapy treatment are comparable to those after RP. Brachytherapy is most effective for localized tumors treated in the early stages of the disease. Therefore, we believe that the growing use of PSA tests will help detect prostate cancer at an earlier stage and enhance the attractiveness of brachytherapy as a treatment alternative.

        The use of LDR brachytherapy, the newest of the three primary techniques for the treatment of prostate cancer, has grown significantly over the past several years due to its advantages over the other primary therapies, which include RP and external beam radiation therapy, or EBRT. We believe that the increasing use of this technique reflects the growing acceptance in the medical community and among patients.

        Our Brachytherapy Products.    We were the first company to manufacture both iodine and palladium based brachytherapy seeds, the two most commonly used seeds for the treatment of prostate cancer. These two products differ in the time each takes to decay, and, consequently, in the rate and intensity at which the radiation dose is delivered. Because some physicians may prefer iodine seeds and others prefer palladium seeds, we believe that it is advantageous to offer both in order to address the entire brachytherapy seed market. Both types of seeds were previously marketed by a third party under an excusive marketing and distribution agreement. In connection with the January 2003 termination of that agreement, we are now directly marketing and selling our Iodine-125 and Palladium-103 seeds under the trade names Prospera® I-125 and Prospera® Pd-103, respectively. Although our products have primarily been marketed in the U.S., in December 2000 we received a CE mark which allows for sales of our seeds in Europe.

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

Other Treatment Modalities

        Radical Prostatectomy.    Currently, the most common treatment option for prostate cancer, radical prostatectomy, or RP, is an invasive surgical procedure in which the entire prostate gland is removed. RP is performed under general anesthesia and typically involves a hospital stay of several days for patient observation and recovery.

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

        A newer technique, known as Intensity Modulated Radiation Therapy, or IMRT, is designed to elevate the radiation dose to the tumor while limiting the amount of radiation to healthy tissue by directing multiple smaller radiation beams from various angles to the cancerous tissue, with varying levels of intensity. As a result, IMRT provides the potential for improved outcomes by more effectively treating tumors. In October 2003, we entered into an agreement to acquire NOMOS who develops, markets and services IMRT products to improve the safety and effectiveness of external beam radiation therapy. We expect this transaction will close during the second quarter of fiscal 2004.

        Cryosurgery.    Cryosurgery, a procedure in which tissue is frozen to destroy tumors, is another treatment option for prostate cancer. Currently, this procedure is less widely used, although promising treatment outcomes have been reported. Cryosurgery typically requires a one to two day hospital stay and is associated with higher rates of impotence than brachytherapy.

        Other Treatments.    Other treatments include hormone therapy and chemotherapy, which may be used to reduce the size of cancerous tumors. However, these treatments are not intended to ultimately cure a patient of prostate cancer. Instead, such treatment choices are made by physicians in an attempt to extend patients' lives if the cancer has reached an advanced stage or as ancillary treatment methods used in conjunction with other treatment mechanisms. Common side effects of hormone therapy are impotence, decreased libido and development of breasts, and common side effects of chemotherapy are nausea, hair loss and fatigue.

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

Mentor Relationship

        In June 1997, we executed an exclusive worldwide marketing and distribution agreement with Mentor Corporation (Mentor) which granted Mentor an exclusive license to market and sell our brachytherapy seeds for the treatment of prostate cancer. Sales under this five year agreement commenced in January 1998 and concluded in January 2003. We now directly market and sell our brachytherapy seeds, and compete against Mentor.

THE HYNIC-ANNEXIN V PROGRAM

        Our Hynic-Annexin V product candidate, based on the Apomate™ technology platform, is a kit consisting of multiple components for the preparation of Technetium Tc-99m labeled Annexin V. Tc-99m labeled Annexin V is administered intravenously and is intended for the in vivo imaging of apoptosis and necrosis, two common forms of cell death, using standard nuclear medicine imaging procedures. We are using Hynic (hydrazinonicotinamic acid) technology, licensed from AnorMed Inc., in our product candidate as a linker to bind the Tc-99m atom to the annexin protein. The product is prepared just prior to patient administration.

        We had performed over 200 studies on patients using the initial Apomate™ technology kit to demonstrate proof-of-principle of our product during 1999-2002. In fiscal 2002, we incorporated the current Hynic linker technology to improve reliability and ease-of-use for the end-user, and because the new formulation resulted in improved biodistribution. The Hynic-Annexin V formulation is cleared by the kidneys and makes possible abdominal imaging that was not possible with our initial Apomate™ product, which cleared through both the kidneys and the liver, with bowel activity thus obscuring abdominal scans.

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

        Cells dying from necrosis have membrane disruption, typically with cell swelling. Although PS may not migrate to the outer surface of the cell membrane during necrosis, the loss of membrane integrity is thought to allow Hynic-Annexin V to reach and bind to PS on the inner leaflet of the cell membrane.

        Once Hynic-Annexin V binds to PS, standard nuclear medicine imaging techniques are used to produce an image of cell death associated with either apoptosis or necrosis. Our Hynic-Annexin V product candidate is currently in clinical trials in Europe and the United States for early detection of patient response to chemotherapy treatment in patients with lung cancer. We believe that Hynic-Annexin V will allow clinicians to make better therapeutic decisions for individual patients by monitoring the patient's response to treatment with increased accuracy and timeliness.

Cancer Treatment

        Most cancer treatments, including radiotherapy, chemotherapy or immunotherapy, are intended to kill tumor cells. Technetium Tc-99m labeled Annexin V has been shown to image in vivo tumors responding to treatment by binding to apoptosis-specific membrane markers that appear as soon as a few days after the initial course of effective treatment.

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

        We believe that Hynic-Annexin V, as a predictive tool for individual response to cancer treatment, has the potential to provide several benefits to patients, physicians and pharmaceutical and biotechnology companies by:

  •
  improving patient care management;

  •
  enabling evaluation of individual patient responses to cancer treatment, as soon as a few days after initial administration of chemotherapy;

  •
  reducing unnecessary treatment costs;

  •
  saving critical time by avoiding ineffective treatments;

  •
  more efficiently stratifying cancer patients in clinical trials into responders and non-responders to therapeutic regimens; and

  •
  providing pharmaceutical and biotechnology companies with more timely information to facilitate quicker development of new therapeutic agents.

        We believe that Hynic-Annexin V imaging could dramatically facilitate improved clinical outcomes, since no diagnostic tool in use today gives clinicians such rapid, direct and detailed evidence as to whether a particular treatment is likely to be effective.

        Clinical trials.    Phase I studies of the safety, biodistribution, pharmacokinetics, and dosimetry of the Hynic-Annexin V kit have been completed. The new formulation demonstrated an appropriate safety profile in these studies, acceptable radiation dosimetry, and favorable pharmacokinetics and biodistribution compared to the earlier formulation.

        Phase II trials are under way in Europe to assess the early predictive value of Hynic-Annexin V imaging in patients with advanced lung cancer undergoing chemotherapy. The Phase II images are being monitored on an ongoing basis, and the imaging and timing parameters demonstrated in this trial are intended to allow optimization of a planned Phase III study protocol in this patient population. On October 13, 2003, we announced observations from an internal preliminary review of data from our European clinical trials of Hynic-Annexin V in lung cancer patients treated with platinum-based chemotherapy regimens. The data from these observations, which were derived from the first 28 subjects enrolled in these clinical trials, all were obtained at 16-24 hours after initiation of chemotherapy. The study was planned to collect data from 4 hours to 72 hours after initiation of chemotherapy, and it is continuing with imaging studies at time points later than 24 hours after start of therapy. The initial results showed one out of the five patients who positively responded to the chemotherapy also demonstrated increased tumor Hynic-Annexin V uptake at 16 hours post-treatment; all non-responders showed no Hynic-Annexin V uptake. It was also shown that increased Hynic-Annexin V uptake around the region of the tumor at baseline prior to initiation of treatment was seen in all responders to chemotherapy, but only about half of the non-responders. Thus, the information in these baseline images is being evaluated as an additional indicator for early response to platinum-based therapy. However, the data from these observations were preliminary and to some extent inconclusive. Hence, we are planning additional clinical trials to further analyze the data. The Company distributes its experimental drug product through a facility within the European Union; and it anticipates continuing this arrangement throughout the period of clinical trials.

        In June 2003, we opened an Investigational New Drug (IND) application in the U.S. for Hynic-Annexin V. The studies are intended to provide assessment of the predictive value of Hynic-Annexin V imaging at various times following a single course of platinum-based chemotherapy in non-small cell lung cancer. The clinical study is also designed to provide information about product safety, biodistribution, and imaging technique after initiation of chemotherapy in patients with lung cancer. Based on the results of this study and of ongoing phase II studies of lung cancer patients in the EU, the Company anticipates expanding the study population at optimum timepoints and designing pivotal trials to support U.S. and European marketing approvals.

        To date, patient enrollment both in the United States and in Europe has proceeded more slowly than we had originally anticipated.

        Other potential indications.    At this time, we have elected to focus our Hynic-Annexin V development program and resources for company-sponsored clinical trials on indications in oncology. However, cell death is a basic biologic process implicated in multiple diseases and their treatments. Various published preclinical and early clinical studies have suggested potential utility of Hynic-Annexin V imaging in various cardiovascular diseases including myocardial infarction, cardiac transplant rejection, early detection of cardiac toxicity from chemotherapy drugs, and identification of vulnerable atherosclerotic plaque. In addition, preclinical and early clinical studies suggest that imaging with Hynic-Annexin V may be able to identify an early treatment response in inflammatory conditions such as rheumatoid arthritis and Crohn's disease. Although we do not plan to conduct company sponsored clinical trials for these indications in the near future, we do intend to continue providing kits for use in third party investigator initiated preclinical and clinical studies of Hynic-Annexin V imaging for these indications.

OTHER PRODUCTS

        By utilizing our expertise in the design, development and manufacturing of radioisotopic products, we have developed or jointly developed the following additional products.

Radiation Calibration and Reference Source Products

        Radioactivity is a natural physical property. Each radioisotope emits energy characteristic to that specific isotope. At sites possessing or storing radioactive materials, radiation detection instruments are typically used to monitor the emitted radiation from a given sample (i.e., soil, air, water, etc.) to identify and quantify the radioisotopes present in that sample to help ensure safety to workers and the surrounding environment. In order to determine a particular instrument's efficiency, an accurately measured and contained amount of a radioactive isotope is required to serve as a calibration reference standard. Each type of sample being monitored by an instrument typically requires a radiation standard of identical form and geometry to the sample.

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

        Standards for Calibration and Control.    We manufacture both catalog and customized products for commercial laboratories serving the environmental sector. Calibration standards are critical for accurate environmental analysis of unknown samples collected in the field. Moreover, our products have a variety of industrial uses, ranging from measuring the thickness of materials and gauging fluid levels to electronics stabilization and calibration.

        We make radiation standards available to various organizations, including certain government agency contractors and laboratories. These standards are often designed to meet special requirements, customized configurations or special processing services.

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

        Our line of high activity brachytherapy seeds is also marketed and sold under the trademark Prospera® for use in the treatment of ocular melanoma and other solid tumor applications. Our Prospera® ocular melanoma seed is used with the ultimate goal of destroying the tumor while preserving the eye. We directly market this product line to ophthalmologists and medical physicists. The number of cases occurring annually will limit Prospera® ocular melanoma sales for this application, but we view it as a natural extension of our brachytherapy business and as a service to the oncology community.

INTELLECTUAL PROPERTY

        We believe that patents and other proprietary rights are important to our business. It is our policy to seek appropriate patent protection both in the United States and abroad for our proprietary technology and to enter into license agreements with various companies to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents.

        We currently hold two U.S. patents relating to brachytherapy. In December 1999, we received a patent (No. 5,997,643—Laser Welded Brachytherapy Source and Method of Making the Same) for a laser welded closure technique which expires in 2018. Additionally, we have applied to extend our patent protection internationally with the European Patent Office. We also filed an application for patent protection in August 1997 on our radioactive brachytherapy source design. In October 2002, the United States Patent and Trademark Office issued a patent (No. 6,440,058—Radioactive Seeds and Method for Using Same) on several of our claims related to the use of multiple markers to designate seed characteristics which expires in 2019. In January 2003, we received Patent No. 6,503,186—Radioactive Seed with Multiple Markers and Method for Using Same which allowed further claims related to brachytherapy seed design and the design's ability to indicate type of isotope or activity level. This patent expires in 2020. The remaining portion of the application is still pending. No patent protection is afforded while the application is pending before the United States Patent and Trademark Office.

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

        The Technetium Tc-99m labeled Annexin V technology is licensed to us under the following arrangements:

  •
  We have a license agreement with Stanford University (Stanford) dated April 1, 1998, and amended June 1, 1999, relating to the license of a patent for techniques for imaging cell death in vivo. The patent, containing 75 claims for the use of annexin for imaging cell death, was issued by the United States Patent and Trademark Office in March 2001. The agreement does not contain a predetermined termination date, but may be terminated by us at any time upon 30 days written notice to Stanford. Stanford may terminate the license agreement if we are in breach of the terms of the agreement, subject to a 30-day cure period following notice of the breach. We have agreed to pay Stanford a royalty based upon the amount of licensed product sold. Additionally, we have agreed to certain predetermined milestone payments over the life of the agreement, including $150,000 upon filing our Biologics License Application, or BLA, in the U.S. and $250,000 upon receipt of marketing approval in either the U.S. or European Union. Our obligation to pay royalties continues for so long as we, by our activities, would infringe a valid claim of an unexpired licensed patent of Stanford.

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

        We have also filed certain patents covering use of annexin technology for use in magnetic resonance imaging and in optical imaging. We have filed patents for the therapeutic use of annexin in conjunction with the delivery of therapeutic radioisotopes and photodynamic therapy agents.

        In 2002, we ceased the development efforts of our initial Apomate™ technology utilizing the linking agent licensed from NeoRx Corporation. We notified NeoRx of this change, and we believe that we have no further payment obligations arising from this license agreement.

        In July 1997, we were granted a patent (No. 5,647,374—Needle for Imaging and Sampling) on a radioisotope-based device for site localization during biopsy procedures, which expires in 2014.

        We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to enter into confidentiality agreements with our employees, consultants and vendors, and we generally control access to our proprietary information.

COMPETITION

        Our brachytherapy business is subject to intense competition. Our primary competitors in the brachytherapy seed business include: Nycomed Amersham PLC (through its controlling interest of Oncura), C.R Bard, Inc. and Mentor, each of which manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party, and Theragenics Corporation, which manufacturers Palladium-103 seeds and sells both Palladium-103 and Iodine-125 brachytherapy seeds. Several additional companies currently sell brachytherapy seeds as well.

        In addition, other products using alternative technologies may be developed which would compete with our brachytherapy products. For example, if treatment methods such as IMRT, cryosurgery or hormone therapy gain increased acceptance among healthcare providers, patients and payers, or if new technologies such as gene modification emerge to become leading treatment standards as alternatives to traditional therapies, we may lose market share for our brachytherapy seeds or may find that our products are rendered non-competitive or obsolete by such market shifts and technological developments.

        For the indications currently being evaluated in clinical trials for our Hynic-Annexin V product candidate, established methods of patient evaluation exist and must currently be considered "gold standards" of treatment. To our knowledge, no radiopharmaceutical product comparable to our product candidate is currently under evaluation in human trials. The challenges which Hynic-Annexin V could potentially encounter include physician acceptance and adoption of a new diagnostic and management tool designed to replace well-established procedures. It is also possible that Positron Emission Tomography, or PET, techniques or magnetic resonance imaging, or MRI, techniques could be used to study patient response to anti-tumor treatment. Early changes in PET images have been described soon after successful treatment of certain tumors.

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

        In addition to the competition from the procedures and companies noted above, many companies, both public and private, are researching new and innovative methods of preventing and treating cancer. Furthermore, many companies, including many large, well-known pharmaceutical, medical device and chemical companies that have significant resources available to them, are engaged in radiological pharmaceutical and device research. These companies are located in the United States, Europe and throughout the world. Significant developments by any of these companies could have a material adverse effect on the demand for our products.

SALES AND MARKETING

        We have developed an internal sales force to directly market and sell our Iodine-125 and Palladium-103 brachytherapy seeds under the trade name Prospera®. The sales staff currently consists of eleven full-time dedicated brachytherapy sales representatives.

        Each of our sales representatives sells products and services customers within an assigned territory. The sales representatives promote customer satisfaction with periodic service calls in addition to scheduled follow-up visits. While we can legally sell our brachytherapy seeds in Europe and South America, currently our sales efforts are primarily concentrated on the U.S. market. Our products are principally marketed directly to the end-user physicians or purchasing groups that act on their behalf.

        Our radiation and references standards are sold directly, as well as through a select group of third party representatives and distributors, in North America, Europe and Australia. We support our products through a full product catalog, advertising, telemarketing and trade shows, and engage in direct selling to end users as well as to equipment manufacturers for inclusion in their product lines.

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

        In order to commence clinical trials for Hynic-Annexin V in the United States, an IND must be reviewed and cleared by the FDA. In June 2003, upon receiving FDA clearance, we opened an IND application in the U.S. for Hynic-Annexin V. Further, studies are currently being undertaken in Europe in accordance with applicable laws.

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

        The research, testing, manufacture and marketing of our radiopharmaceutical drug candidates are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and/or the inability to obtain or maintain required approvals or to market approved drug products.

        The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an investigational new drug application, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer's activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

        Preclinical tests which are generally required of radiopharmaceuticals include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application.

        A 30-day waiting period after the filing of each investigational new drug application is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the investigational new drug application within this 30-day period, clinical trials may begin. If the FDA has comments or questions, the questions may have to be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the investigational new drug application process can result in substantial delay and expense.

        Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects must be submitted to the FDA as part of the investigational new drug application. Similar requirements exist in European nations. The study protocol and informed consent information for patients in clinical trials must be submitted to institutional review boards for approval.

        Clinical trials to support new drug applications for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.

        If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites. Phase I, Phase II or Phase III testing of any product candidates may not be completed successfully within any specified time period, if at all.

        After successful completion of the required clinical testing, generally a new drug application or a biologics license application is prepared and submitted to the FDA. FDA approval of the new drug or biologics license application is required before marketing of the product may begin in the United States. These marketing applications must include the results of extensive clinical and other testing and a compilation of data relating to each product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an application is substantial. Under Federal law, the submission of applications is additionally subject to substantial application user fees, and the manufacturer and/or sponsor under an approved new drug or biologics license application is also subject to annual product and establishment user fees. These fees are typically increased annually.

        The FDA has 60 days from its receipt of a new drug or biologics license application to determine whether the application will be accepted for filing based on the agency's threshold determination that the new drug application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the application. Under federal law, the FDA has agreed to certain performance goals in the review of such applications. Most such applications for non-priority drug products are reviewed within twelve months. Priority applications for drugs addressing important unmet clinical needs may be approved in six months under an accelerated review procedure. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

        If FDA evaluations of the new drug or biologics license application and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the application. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of new drug or biologics license application approval, the FDA may require post-approval testing and surveillance to monitor the product's safety or efficacy. The FDA also may impose other conditions for approval, including labeling restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

        Once a new drug or biologics license application is approved, FDA-regulated products will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports. Additionally, the FDA also strictly regulates the promotional claims that may be made about prescription drug products. In particular, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. To the extent that market acceptance of our products may depend on their superiority over existing agents and procedures, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our costs.

        If the FDA's evaluation of the new drug or biologics license application submission or manufacturing facilities is not favorable, the FDA may refuse to approve the application or issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of a marketing application regardless of prior advice it may have provided or commitments it may have made to the sponsor.

        From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

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

        Approval of a new drug or biological product by regulatory authorities comparable to the U.S. FDA may be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

        In Europe, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure. We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, our chosen regulatory strategy may not secure regulatory approvals on a timely basis or at all.

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

MANUFACTURING

        We manufacture all of our brachytherapy seed products at our North Hollywood and Chatsworth, California facilities. We manufacture certain of our brachytherapy accessory products, such as our steppers and stabilizers, in our Seattle facility, and we manufacture our calibration and reference source products in our North Hollywood facility. The equipment used to manufacture our products is purchased from a variety of suppliers. Additionally, we have developed an in-house capability to both build and repair certain equipment used in the manufacturing of our products. We consider our manufacturing equipment to be in good condition.

        The principal components in our marketed products are radioisotopes. Additionally, we use a variety of materials for encapsulation or containment of the radioisotopes. Radioisotopes are available for purchase from a limited number of government or commercial facilities around the world or are manufactured by irradiation of target materials at commercially available sites. We also often process and purify these isotopes in our laboratories. Once purified, we further process, contain and calibrate these materials. Encapsulation and containment materials are available from commercial suppliers in the United States and internationally.

        The components of the Hynic-Annexin V kit are manufactured for us by third party contract manufacturers. We conduct audits of our third party manufacturers to ensure they comply with the FDA's current Good Manufacturing Practice regulations.

RESEARCH AND DEVELOPMENT

        Research and development expenses totaled $7,351,000, $8,951,000 and $7,602,000 during the years ended October 31, 2003, 2002 and 2001, respectively, which relate primarily to the ongoing clinical trial and development costs related to the Hynic-Annexin V development program. Significant clinical trial and development costs will be required over the next several years with respect to Hynic-Annexin V.

EMPLOYEES

        As of October 31, 2003, we had a total of 96 full-time employees. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

Risk Factors

We presently have limited marketing and sales experience.

        Until its termination in January 2003, we relied almost exclusively on our marketing and distribution agreement with a third party for the marketing and sales of our brachytherapy products, including Iodine-125 and Palladium-103 seeds. In connection with the termination of this agreement, we developed an internal sales and marketing force to directly market and sell these products. We have limited experience, however, marketing and selling our brachytherapy products, which in fiscal 2003 accounted for approximately 73% of our revenue.

        Our sales staff currently consists of eleven representatives. Subsequent to the termination of the exclusive third party agreement, sales declined. Although our direct sales have begun to steadily increase, there can be no assurance that sales will reach or exceed sales that we experienced while the agreement was in effect. Furthermore, there can be no assurance that our direct sales and marketing efforts will be otherwise successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

Development of our Hynic-Annexin V product candidate involves considerable risk and could threaten our future profitability.

        Our anticipated expenditures in the development of Hynic-Annexin V are expected to have a significant negative impact on our earnings. Development of this product presents considerable risks including:

  •
  The use of radiopharmaceuticals for imaging cell death is a new and unproven technology and may not receive acceptance among healthcare providers, payers or patients;

  •
  The production of Hynic-Annexin V kits depends on successful manufacturing and testing of stable Hynic-Annexin V conjugate and other materials by contract manufacturers under cGMP standards. Delays in this process could adversely impact the timing of clinical studies;

  •
  Clinical trials with respect to these products may not be successful and we may not receive government approvals in a timely manner or at all. We do not expect to submit our Biologics License Application, or BLA, for Hynic-Annexin V to the FDA for marketing approval for several years. FDA review of a BLA typically takes a minimum of one year. Our BLA filing date could be extended for a number of reasons, including changes in the regulatory landscape or changes in our strategic initiatives; and

  •
  If marketing approval of Hynic-Annexin V is achieved, there is no assurance that any products resulting from our development of Hynic-Annexin V will achieve market acceptance or compete successfully against existing or future diagnostic products intended for similar purposes.

        On October 13, 2003, we announced observations from an internal preliminary review of data from our European clinical trials of Hynic-Annexin V. The data from these observations, which were derived from the first 28 subjects enrolled in these clinical trials, were preliminary and to some extent inconclusive. Hence, further analyses or additional clinical trials will be required. Further analyses or additional clinical trials may result in negative findings, may delay the availability of Hynic-Annexin V as a product candidate and may reveal the need for greater expenditures than currently planned to commercialize Hynic-Annexin V. Even if further early clinical trials produce positive results, these results may not predict results that will be obtained in large-scale clinical trials and there can be no assurance that the clinical trials will demonstrate the safety and efficacy of Hynic-Annexin V or that the clinical trials will lead to any marketable products.

        We continue to evaluate, on an ongoing basis, strategic alternatives for our Hynic-Annexin V product development program and are engaged in assessing various options with a view of optimizing shareholder value.

A significant percentage of our revenues comes from the sale of our brachytherapy products.

        We expect to continue to derive a substantial percentage of our existing revenues for the next several years from sales of our Iodine-125 and Palladium-103 brachytherapy seeds. Our failure to maintain and improve the revenues from these products would have a material adverse effect on our business, financial condition and results of operations. Our brachytherapy product sales accounted for approximately 73% of our revenues for the year ended October 31, 2003. We had an exclusive agreement with a third party for the distribution of our brachytherapy products which terminated in January 2003. This customer represented 27%, 78% and 79% of total revenues for the years ended October 31, 2003, 2002 and 2001, respectively. In addition, two other customers each represented 11% of total revenues for the year ended October 31, 2003.

Our ability to commercialize product candidates is subject to uncertainty related to clinical trials.

        Before obtaining regulatory approval for the commercial sale of our Hynic-Annexin V product candidate, or any other product candidates, we must demonstrate through clinical trials that such product candidates are safe and efficacious for use in each indication. The results from pre-clinical testing and early clinical trials may not predict results that will be obtained in large-scale clinical trials, and there can be no assurance that our clinical trials will demonstrate the safety and efficacy of any of our product candidates or will lead to marketable products. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. We, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. In addition, there can be no assurance that any of our product candidates will obtain FDA or other regulatory approval for any indication or that an approved product will be capable of being produced in commercial quantities at reasonable cost and successfully marketed.

        If we are delayed or unable to develop a commercially acceptable Hynic-Annexin V product formulation to take to market, we may be unable to proceed with further clinical trials for any indications. In addition, the FDA has indicated that clinical trial data we present from an adequate and well-controlled study suitable for supporting a marketing application, often referred to as a pivotal study, for any indication must be performed with the final commercial form of the product candidate. As a result, any delay caused by implementing the final design of, or the manufacturing process for, Hynic-Annexin V may delay commercialization.

        In addition, the rate at which we complete clinical trials depends upon, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. To date, patient enrollment both in the United States and in Europe has proceeded more slowly than we had originally anticipated. Delays in planned patient enrollment may result in increased costs, program delays, or both.

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

        Our brachytherapy business is subject to intense competition. Our primary competitors in the brachytherapy seed business include: Nycomed Amersham PLC (through its control of Oncura) and C.R

Bard, Inc., which both manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party; Mentor, which manufactures and sells Iodine-125 brachytherapy seeds and currently distributes third party manufactured Palladium-103 brachytherapy seeds; and Theragenics Corporation, which manufacturers Palladium-103 seeds and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well.

        Our radiation reference source business also is subject to intense competition. Our competitors in this industry include AEA Technology PLC and Eckert & Ziegler AG. We believe that these companies have a dominant position in the market for radiation reference source products.

        Currently, the leading imaging technologies include computer tomography, or CT, scanning and magnetic resonance imaging, or MRI, both of which image changes in the anatomy of organs and other tissue. Our Hynic-Annexin V product candidate images apoptosis and necrosis at the cellular level; however, there can be no assurance that alternative technologies will not be developed which have equivalent or superior imaging capabilities to Hynic-Annexin V and which may become more widely accepted as clinical techniques.

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

        The success of our products will depend on our ability to foster and maintain favorable perceptions among patients, doctors, healthcare payers and medical researchers regarding the safety, efficacy utility and cost effectiveness of these products. This is particularly true with respect to Hynic-Annexin V. Healthcare providers and payers may not accept gamma imaging of cell death through the use of Hynic-Annexin V as a viable alternative to traditional methods for assessing response to cancer or evaluating other diseases involving cellular death. If we receive regulatory approval, we may not receive acceptance among physicians, patients and healthcare payers in the United States or elsewhere, and we may be unable to market and sell these products.

If we are unable to acquire sufficient supplies from key suppliers that in some cases may be the only sources of raw materials, our ability to deliver our products to the market may be impeded.

        We depend upon a limited number of outside unaffiliated suppliers for our radioisotopes. Our principal suppliers are Nordion International, Inc. and a company in Russia. We also utilize other commercial isotope manufacturers located in the United States and overseas. To date, we have been able to obtain the required radioisotopes for our products without any significant delays or interruptions. Currently, we rely exclusively upon Nordion International for our supply of the Palladium-103 isotope; if Nordion International ceases to supply isotopes in sufficient quantity to meet our needs, there may not be adequate alternative sources of supply. If we lose any of these suppliers (including any single-source supplier), we would be required to find and enter into supply arrangements with one or more replacement suppliers. Obtaining alternative sources of supply could involve significant delays and other costs and these supply sources may not be available to us on reasonable terms or at all. Any disruption of supplies could delay delivery of our products that use radioisotopes, which could adversely affect our business and financial results and could result in lost or deferred sales.

We depend on several key licenses for our Hynic-Annexin V product candidate. If we lose our rights under any of these licenses, our ability to develop, market and sell Hynic-Annexin V may be jeopardized.

        We license separately from several different entities certain technology rights related to Hynic-Annexin V. We are obligated to pay such entities royalties, milestone payments and other payments in exchange for such licenses and we rely on such parties' intellectual property rights to protect our proprietary interests in Hynic-Annexin V. If we or our licensors breach any of the terms of these license agreements, or if we are unable to pay amounts owed to our licensors when they become due, we may lose the right to use this technology. If such an event occurs, we may be unable to develop, market or sell Hynic-Annexin V.

        In addition, we are aware of other third party rights relating to Tc-99m -labeled Annexin V technology. We believe we and our licensors have good and sufficient defenses against any possible infringement claims. Nevertheless, should a court rule against us or our licensors, we may be prohibited from marketing Hynic-Annexin V unless we obtain a license from such third party which, if available at all, may require us to make substantial royalty or other payments.

        If we are unable to obtain a license from such third party or if we lose rights to use technology related to Hynic-Annexin V under any of our current license agreements, we may be unable to market and sell Hynic-Annexin V.

If we fail to protect our intellectual property rights, other companies may take advantage of our technology ideas and more effectively compete directly against us.

        Our success depends in part on our ability to obtain and enforce patent protections for our products and operate without infringing on the proprietary rights of third parties. We also have licensed patents and technology for which patents are issued and pending related to Hynic-Annexin V. We currently hold two U.S. patents relating to brachytherapy. In December 1999, we received a patent (No. 5,997,643—Laser Welded Brachytherapy Source and Method of Making the Same) for a laser welded closure device which expires in 2018. Additionally, we have applied to extend our patent protection internationally with the European Patent Office. We also filed an application for patent protection in August 1997 on our radioactive brachytherapy source design. In October 2002, the United States Patent and Trademark Office issued a patent (No. 6,440,058—Radioactive Seeds and Method for Using Same) on several of our claims related to the use of multiple markers to designate seed characteristics which expires in 2019. In January 2003, we received Patent No. 6,503,186—Radioactive Seed with Multiple Markets and Method for Using Same which allowed further claims related to brachytherapy seed design and the design's ability to indicate type of isotope or activity level. This patent expires in 2020. The remaining portion of the application is still pending. No patent protection is afforded while the application is pending before the United States Patent and Trademark Office. Furthermore, in 2003, the Company received notification that claims relating to its Featherlite flood source product were allowed by the United States Patent & Trademark Office. The scope and extent of patent protection for our products is uncertain and frequently involves complex legal and factual questions. The breadth of the claims allowed in patents relating to biotechnology applications used in our products or their enforceability cannot be predicted, and patent litigation can be expensive and time consuming. No assurance can be given that our pending patent applications will be approved. If patents are issued with respect to those applications, however, questions which arise regarding the validity and scope of these patents may not be resolved in our favor. In addition, our current or future patents, trade secrets, or know-how may not protect us against competitors with similar technologies or processes. Furthermore, others may infringe any patents issued to us and other companies may develop independently proprietary technologies or processes which are the same as or substantially equivalent to our proprietary technologies and processes. Costly litigation might be necessary to protect our patents or to determine the scope and validity of third-party proprietary rights, and it is possible that we will not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

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

We are subject to extensive government regulation applicable to the manufacture and distribution of our products. If we fail or are delayed in obtaining regulatory approvals or fail to comply with applicable regulations, we may be unable to distribute our products or may be subject to civil or criminal penalties.

        We and some of our suppliers and distributors are subject to extensive and rigorous government regulation of the manufacture and distribution of our products, both in the United States and in foreign countries. Compliance with these laws and regulations is expensive and time-consuming, and changes to or failure to comply with these laws and regulations, or adoption of new laws and regulations, could adversely affect our business.

        In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the United States Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our brachytherapy seeds constitute medical devices subject to these regulations. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

        The FDA generally requires that medical devices receive FDA 510(k) pre-market notification clearance or an approved pre-market approval application, or PMA, before we, as a manufacturer of such devices, can take orders or distribute those products in the United States. In addition, modifications or enhancements to these products that could significantly affect safety or effectiveness, or constitute a major change in intended use, require further FDA clearance or approval. Obtaining FDA market clearances or approvals can be time consuming, expensive and uncertain. We may fail to obtain the necessary clearances or approvals or may be unduly delayed in doing so. Furthermore, even if we are granted regulatory clearances, the clearances may include significant limitations on the indicated uses of the product, which may limit the market for those products. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product's timely entry into the marketplace. If we were unable to achieve required FDA approval or clearance for a product, or were limited or unduly delayed in doing so, our business would suffer. In addition, we have generally been able to use the 510(k) pre-market notification clearance for our products, which is less time-consuming, expensive and uncertain than the PMA approval process. If we were required to use the PMA approval process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, and could cause our business to suffer.

        In addition to FDA-required market clearances and approvals, our manufacturing operations are required to comply with the FDA's Quality System Regulation, or QSR, which addresses the quality program requirements, such as a company's management responsibility for the company's quality systems, and good manufacturing practices, product design, controls, methods, facilities and quality assurance controls used in manufacturing, assembly, packing, storing and installing medical devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for us to be able to continue to market cleared or approved product offerings. The FDA makes announced and unannounced inspections to determine compliance with the QSR's and may issue us 483 reports listing instances where we have failed to comply with applicable regulations and/or procedures or Warning Letters which, if not adequately responded to, could lead to enforcement actions against us, including fines, the total shutdown of our production facilities and criminal prosecution.

Reimbursement policies of Medicare and other third-party payers have a significant impact on our business.

        A substantial percentage of the patients treated for prostate cancer in the United States are covered by Medicare and, consequently, the costs of prostate cancer treatment are subject to Medicare's prescribed rates of reimbursement. Medicare reimbursement amounts for seeding are currently significantly less than for radical prostatectomy, or RP. Although seeding generally requires less physician time than RP, lower reimbursement amounts, when combined with physician familiarity with RP, may create disincentives for urologists to perform seeding. There can be no assurance that:

  •
  current or future limitations on, or requirements for reimbursement by, Medicare or other third-party payers for prostate cancer treatment will not materially adversely affect the market for our products;

  •
  health administration authorities outside the United States will provide reimbursement at acceptable levels or at all; and

  •
  any such reimbursement will continue at rates that enable us to maintain prices at levels sufficient to realize an appropriate return.

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

        Historically, we spend approximately $250,000 per year to comply with government regulations applicable to our use of radioactive materials.

        Although we believe that our safety procedures for handling and disposing of these radioactive materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result. We believe we carry reasonably adequate insurance to cover the Company in the event of any damages resulting from the use of hazardous materials.

As part of our business strategy, we intend to pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

        We regularly review potential transactions related to technologies, product candidates or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. Our acquisition of Theseus Imaging Corporation in October 2000 and the proposed acquisition of NOMOS, which we announced on October 27, 2003, are examples of such transactions. In the future, we may choose to enter into such transactions. We may not be able to successfully integrate newly acquired organizations, products or technologies into our business and the process could be expensive and time consuming and may strain our resources. Depending upon the nature of any transaction, we may experience a charge to earnings which could be material.

We may require additional capital in the future and we may be unable to obtain capital on favorable terms or at all.

        Our capital requirements have been and are expected to continue to be significant. We expect our existing capital resources and future operating cash flows to be sufficient for the foreseeable future. In October 2003, we entered into an agreement to acquire NOMOS. Under the terms of the agreement, we will issue approximately 5.3 million shares of common stock and pay approximately $12 million in cash in exchange for all the outstanding capital stock of NOMOS. The transaction is subject to shareholder approval and is expected to be completed in the second fiscal quarter of 2004. Additionally, ongoing clinical trial and development costs for Hynic-Annexin V will require significant expenditures which could exceed our current estimates. Furthermore, we may require further capital for the purchase of complementary businesses, technologies or products. Our capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting our proprietary rights and the time and expense involved in completing clinical trial and development programs and obtaining required regulatory approvals for new products we may develop or acquire.

Operating results for a particular period may fluctuate and are difficult to predict.

        The results of operations for any fiscal quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. As a consequence, operating results for a particular future period are difficult to predict. Such factors include the following:

  •
  The costs of research and development in connection with our Hynic-Annexin V product candidate are difficult to estimate and vary between periods;

  •
  Our net sales may grow at a slower rate than experienced in previous periods and, in particular periods, may decline;

  •
  Our brachytherapy product lines may experience some variability in revenue due to seasonality. This is primarily due to three major holidays occurring in our first fiscal quarter and the apparent reduction in the number of procedures performed during summer months, which could affect our third fiscal quarter results;

  •
  Estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such assessments and decisions;

  •
  As a result of our growth in past periods, our fixed costs have increased. With increased levels of spending and the impact of long-term commitments, we may not be able to quickly reduce these fixed expenses in response to short-term business changes; and

  •
  Acquisitions that result in in-process research and development expenses may be charged fully in an individual quarter.

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

Our recently announced proposed merger with NOMOS Corporation may subject our stock price to downward adjustments as a result of adverse developments in NOMOS' business.

        On October 27, 2003, we announced that we had entered into an agreement and plan of merger with NOMOS Corporation. Under the terms of the merger agreement, at closing we will issue approximately 5.3 million shares of common stock and pay cash of approximately $12 million, in exchange for all of the outstanding capital stock of NOMOS. Based on the closing stock price preceding the announcement of the transaction, the implied value of the transaction, including the assumption of outstanding NOMOS stock options (using the treasury stock method), is approximately $56 million.

        Since we may terminate the agreement only in very limited circumstances and the exchange ratios are not subject to adjustment, our stockholders are subject to the risk of downward adjustments in our stock price as a result of adverse developments in NOMOS' business. Moreover, if for any reason we are unable to complete the merger with NOMOS, the price of our common stock may be adversely affected.

We may be unable to successfully integrate NOMOS' operations with our operations.

        The proposed merger with NOMOS involves the integration of our company with NOMOS, which integration will be complex, costly and a time-consuming process. The challenges of combining the companies' operations include, among other things:

  •
  limiting the diversion of management resources necessary to facilitate the integration;

  •
  implementing compatible information communication systems, common operating procedures, compatible financial controls and comparable human resources practices;

  •
  coordinating sales and marketing functions;

  •
  preserving our research and development, collaboration, distribution, marketing, promotion and other important relationships and those of NOMOS;

  •
  the necessity of coordinating geographically disparate organizations, systems and facilities;

  •
  integrating personnel with diverse business backgrounds;

  •
  consolidating corporate and administrative functions; and

  •
  retaining key employees.

        The process of integrating our operations with NOMOS' operations could cause an interruption of, or loss of momentum in, the activities of the combined company's business and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies' operations could harm our business, results of operations, financial condition or prospects after the merger.

Failure to complete the proposed merger with NOMOS could harm our business.

        Failure to complete the proposed merger with NOMOS could harm our business in a number of ways including, among others, the following:

  •
  Many of the transaction costs, including accounting and legal fees and certain financial advisory fees, must still be paid, without any offsetting anticipated benefits from the proposed merger. We estimate that we will incur direct transaction costs of approximately $2.7 million in connection with the merger;

  •
  Customers and strategic partners may delay or defer decisions concerning our company until the merger is completed or abandoned;

  •
  If the merger is not completed, the market price of our common stock could decline to the extent that the market price of our common stock prior to the merger reflected a market belief the merger would be completed and its potential benefits would be realized; and

  •
  Under the merger agreement, we will be obligated to pay a termination fee to NOMOS equal to $1,500,000 if the following events occur: (i) NOMOS validly terminates the merger agreement because our stockholders do not approve the issuance of our common stock in the merger and related matters; (ii) we receive an acquisition proposal after execution but before the termination of the merger agreement; and (iii) within 12 months following the termination of the merger agreement, we consummate a certain kind of alternative transaction, or enter into a definitive agreement providing for such alternative transaction which we consummate within 12 months following the execution of the definitive agreement.

Item 2.    PROPERTIES

        We are headquartered in the Los Angeles, California metropolitan area where we occupy two properties totaling approximately 40,000 square feet. These facilities are used for office, manufacturing, engineering, warehouse and research and development. We believe our manufacturing and distribution facilities are adequate, suitable and of sufficient capacity to support our current operations. Our leases in each of these facilities expire in November 2004, with multiple renewal options. Our Theseus subsidiary is headquartered in Boston, Massachusetts where we lease office space totaling approximately 4,100 square feet, with our lease expiring in September 2004. In addition, we lease laboratory space in Worcester, Massachusetts, totaling approximately 4,300 square feet, for the Hynic-Annexin V development program, which also expires in September 2004, and we lease space in Seattle related to our acquisition of RTP, which expires in March 2006.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed on the Nasdaq National Market stock exchange under the ticker symbol "NASI". The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq National Market.

Fiscal 2003	High	Low
First Quarter	$9.77	$7.26
Second Quarter	8.05	6.25
Third Quarter	9.00	6.62
Fourth Quarter	11.24	6.80
Fiscal 2002
First Quarter	$16.90	$8.73
Second Quarter	13.99	10.07
Third Quarter	14.00	9.00
Fourth Quarter	11.20	7.06

        As of January 19, 2004, we had approximately 82 holders of record and estimate that we had approximately 3,800 beneficial owners of our Common Stock.

        We have never paid cash dividends on our Common Stock and have no plans to do so.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Year Ended October 31,
	2003(1)	2002(2)	2001(3)	2000(4)	1999
	(In thousands, except for per share amounts)
Statement of Operations:
Net sales	$14,683	$20,780	$19,343	$17,490	$12,767
Cost of goods sold	6,944	7,581	6,862	5,834	4,594

Gross profit	7,739	13,199	12,481	11,656	8,173

Operating expenses:
Selling, general and administrative	11,266	6,525	6,097	3,725	3,060
Research and development	7,351	8,951	7,602	417	287
Purchased in-process research and development	—	—	—	11,431	—
Write-off of licenses and equipment	—	2,714	3,743	—	—

Total operating expenses	18,617	18,190	17,442	15,573	3,347

Income (loss) from operations	(10,878)	(4,991)	(4,961)	(3,917)	4,826
Interest and other income, net	1,749	1,834	1,886	1,110	611

Income (loss) before provision (benefit) for income taxes	(9,129)	(3,157)	(3,075)	(2,807)	5,437
Provision (benefit) for income taxes	—	2,087	(1,090)	3,221	2,068

Income (loss) before cumulative effect of change in accounting principle	(9,129)	(5,244)	(1,985)	(6,028)	3,369
Cumulative effect of change in accounting principle	311	—	—	—	—

Net income (loss)	($9,440)	($5,244)	($1,985)	($6,028)	$3,369

Diluted earnings (loss) per share	($.92)	($.51)	($.20)	($.87)	$.47

Shares used in per share calculation	10,258	10,210	9,783	6,907	7,203

	As of October 31,
	2003(5)	2002	2001	2000	1999
		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$48,765	$55,945	$54,342	$12,172	$9,662
Cash held in variable interest entity	350	—	—	—	—
Working capital	31,970	39,469	36,064	8,727	11,354
Total assets	62,532	69,135	72,681	31,714	23,988
Total debt	—	—	—	2,500	—
Total stockholders' equity	55,746	64,901	69,873	25,721	22,366

(1)
The 2003 results include a $0.3 million charge for the cumulative effect of a change in accounting principle to recognize future decommissioning costs of leased manufacturing and research and development facilities. This item had a ($0.03) impact on diluted earnings per share. See Note 8 to the Consolidated Financial Statements.

(2)
The 2002 results include the write-off of abandoned licenses and related equipment of $2.7 million and a valuation allowance of $2.1 million for deferred tax assets. These items had a ($0.27) and ($0.20) impact on diluted earnings per share, respectively. See Notes 9 and 13 to the Consolidated Financial Statements.

(3)
The 2001 results include the write-off of costs incurred related to two linear particle accelerators of $3.7 million. This item had a ($0.38) impact on diluted earnings per share. See Note 9 to the Consolidated Financial Statements.

(4)
The 2000 results include a charge for in-process research and development of approximately $11.4 million related to our acquisition of Theseus Imaging Corporation. This item had a ($1.65) impact on diluted earnings per share.

(5)
The 2003 figures include cash held in variable interest entity. See Note 4 to the Consolidated Financial Statements.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "projects," and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section contained in Item 1 of this Form 10-K, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

        We design, develop and produce innovative radioisotopic products, including brachytherapy seeds and radiopharmaceuticals, principally for the treatment and diagnosis of disease. Since 1990, we have applied our expertise in radioisotopes to develop and market products for medical, environmental, research and industrial applications.

        From 1998 to January 2003, our brachytherapy seeds were distributed under an exclusive agreement with Mentor Corporation ("Mentor"). In January 2003, the agreement with Mentor terminated and we began to market and sell our brachytherapy products directly to health care providers. Future revenues and gross profit relating to our brachytherapy products will depend on several factors, including our ability to successfully directly market and distribute our brachytherapy products and to successfully withstand pricing pressure from competition and price containment pressure from Medicare reimbursement limits for brachytherapy procedures.

        In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals to enhance the medical management of patients with cancer or other medical conditions. Our principal radiopharmaceutical product candidate is Hynic-Annexin V which is currently in early Phase II clinical trials in Europe and the United States. We have incurred direct expenses related to the project of approximately $8.5 million, $11.8 million and $8.2 million for the fiscal years ended October 31 2003, 2002 and 2001, respectively.

        Our anticipated expenditures in the development of Hynic-Annexin V are expected to have a significant negative impact on our earnings. Development of this product presents considerable risks including:

  •
  The use of radiopharmaceuticals for imaging cell death is a new and unproven technology and may not receive acceptance among healthcare providers, payers or patients;

  •
  The production of Hynic-Annexin V kits depends on successful manufacturing and testing of stable Hynic-Annexin V conjugate and other materials by contract manufacturers under cGMP standards. Delays in this process could adversely impact the timing of clinical studies;

  •
  Clinical trials with respect to these products may not be successful and we may not receive government approvals in a timely manner or at all. We do not expect to submit our BLA for Hynic-Annexin V to the FDA for marketing approval for several years. FDA review of a BLA typically takes a minimum of one year. Our BLA filing date could be extended for a number of reasons, including changes in the regulatory landscape or changes in our strategic initiatives; and

  •
  If marketing approval of Hynic-Annexin V is achieved, there is no assurance that any products resulting from our development of Hynic-Annexin V will achieve market acceptance or compete successfully against existing or future diagnostic products intended for similar purposes.

        On October 13, 2003, we announced observations from an internal preliminary review of data from our European clinical trials of Hynic-Annexin V. The data from these observations, which were derived from the first 28 subjects enrolled in these clinical trials, were preliminary and to some extent inconclusive. Hence, further analyses or additional clinical trials will be required. Further analyses or additional clinical trials may result in negative findings, may delay the availability of Hynic-Annexin V as a product candidate and may reveal the need for greater expenditures than currently planned to commercialize Hynic-Annexin V. Even if further early clinical trials produce positive results, these results may not predict results that will be obtained in large-scale clinical trials and there can be no assurance that the clinical trials will demonstrate the safety and efficacy of Hynic-Annexin V or that the clinical trials will lead to any marketable products.

        In view of these risks and uncertainties, we are unable to estimate with any certainty when, if ever, we will complete the development of our Hynic-Annexin V product candidate or the final cost thereof. We do believe that successful completion and receipt of required regulatory approvals allowing marketing will not be earlier than 2007, and additional related costs could be at least $50 million. We estimate that meaningful revenues from this product would commence within one year after our receipt of the required marketing approvals.

        We expect that the costs related to our Hynic-Annexin V development program will continue to have a significant negative effect on our earnings, and therefore, on our liquidity and financial position. However, since most of the costs that we incur in connection with this project are being expensed as incurred, our ultimate inability to complete the program or otherwise be unable to successfully commercialize the product should not have any additional adverse effect on our results of operations or financial position except that, if the program is unsuccessful, we could recognize an impairment charge in connection with the carrying value of goodwill (approximately $3.7 million) arising from our acquisition of Theseus as well as other impairments or charges related to equipment owned and other obligations.

        We continue to evaluate, on an ongoing basis, strategic alternatives for our Hynic-Annexin V product development program and are engaged in assessing various options with a view of optimizing shareholder value.

        In August 2003, we acquired substantially all of the assets of Radiation Therapy Products ("RTP"), a manufacturer and distributor of equipment used in prostate brachytherapy procedures. We believe that the acquisition of RTP will enhance our product portfolio and enable us to offer a more complete product offering to our brachytherapy customers.

        In October 2003, we entered into an agreement to acquire NOMOS Corporation ("NOMOS"). NOMOS is a privately held developer, manufacturer, and marketer of intensity modulated radiation therapy ("IMRT") products and services. IMRT is a rapidly growing category of radiation therapy used to treat a variety of cancers. We believe that this acquisition will further complement our current product offerings to radiation oncologists. The transaction is subject to both shareholder and regulatory approval and is expected to be completed in the second quarter of fiscal 2004.

Results of Operations

Fiscal 2003 vs. Fiscal 2002

        Net sales.    Net sales decreased $6,097,000, or 29%, to $14,683,000 for the year ended October 31, 2003 from $20,780,000 for the year ended October 31, 2002. The decrease in net sales was due to the following: (i) an approximately 45% decline in unit sales of seeds associated with the transition to the direct marketing and sale of our brachytherapy products upon the conclusion in January 2003 of our previous distribution agreement with Mentor, and (ii) although our average selling prices of seeds increased by approximately 17% as a result of eliminating our primary distributor, the industry witnessed a significant reduction in average selling prices to end users of brachytherapy seeds as a result of a highly competitive pricing environment and price containment pressure arising from Medicare reimbursement limits. Thus, although we captured the distributor margin, overall average selling prices to end users of our brachytherapy products decreased approximately 30%. Our brachytherapy product sales accounted for approximately 73% of our revenues for the year ended October 31, 2003.

        Gross profit.    Gross profit decreased $5,460,000 or 41% to $7,739,000 for the fiscal year ended October 31, 2003 from $13,199,000 for the fiscal year ended October 31, 2002. Gross profit as a percent of sales decreased from 64% to 53% during this period. The decrease in gross profit as a percentage of sales was primarily due to reduced economies of scale beginning in our fiscal second quarter associated with brachytherapy revenues due to a reduction in unit volume as we transitioned to a direct sales initiative in January 2003 and the addition of certain low margin brachytherapy accessories such as pre-loaded needles and stranded seeds which are contracted out.

        Selling, general and administrative expenses ("SG&A").    SG&A increased $4,741,000 or 73%, to $11,266,000 for the fiscal year ended October 31, 2003, from $6,525,000 for the fiscal year ended October 31, 2002. The increase in SG&A is primarily attributed to the following: (i) the development of a direct sales and marketing force for our brachytherapy products ($2.9 million), (ii) legal expenses associated with the Mentor litigation ($0.6 million), (iii) increased Theseus personnel costs ($0.5 million), and (iv) an increase in other general and administrative expenses.

        Research and development.    Research and development costs decreased $1,600,000 or 18%, to $7,351,000 for the fiscal year ended October 31, 2003, from $8,951,000 for the fiscal year ended October 31, 2002. These costs primarily represent our continued investment in our Hynic-Annexin V product candidate. The decrease in research and development spending is primarily due to a decrease in manufacturing costs as the quantity of kit components on hand was sufficient for fiscal 2003 clinical trials, partially offset by increased R&D personnel and facility costs. All of our research and development costs are expensed as incurred. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

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

        Interest and other income, net.    Interest and other income, net decreased $85,000, or 5% to $1,749,000 for the fiscal year ended October 31, 2003 from $1,834,000 for the fiscal year ended October 31, 2002. This decrease reflects lower interest income as a result of a lower portfolio balance and a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates in the period which was partially offset by a gain of approximately $600,000 resulting from the sale of our remaining shares of RadioMed Corporation, a privately held company.

        Provision (benefit) for income taxes.    Results of operations for the year ended October 31, 2002 included a provision for income taxes of $2,087,000, whereas we did not recognize a benefit for the loss during the year ended October 31, 2003. Due to the uncertainty of our ability to fully recognize the future benefit of our deferred tax assets, we recorded a valuation allowance in fiscal 2003 and 2002. The valuation allowance was approximately $9.6 million and $5.1 million at October 31, 2003 and 2002, respectively.

        Cumulative effect of change in accounting principle.    During 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," for recording future decommissioning costs related to our leased manufacturing and research facilities. Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company's estimated future asset retirement obligation. In adopting this pronouncement, we recognized a charge of $311,000 which is reported in the caption "Cumulative effect of change in accounting principle."

Fiscal 2002 vs. Fiscal 2001

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

        Selling, general and administrative expenses.    SG&A increased $428,000 or 7%, to $6,525,000 for the fiscal year ended October 31, 2002, from $6,097,000 for the fiscal year ended October 31, 2001. The increase is primarily attributed to our increase in personnel costs due to the growth of our brachytherapy and radiopharmaceutical business, increased operating expenses associated with the development of Hynic-Annexin V, and an increase in the provision for doubtful accounts, which was partially offset by discontinued amortization of goodwill. The Company adopted SFAS No. 142 effective November 1, 2001. In accordance with SFAS No. 142, we discontinued the amortization of goodwill. Amortization of goodwill for the year ended October 31, 2001 was $368,000. For additional information regarding SFAS No. 142, see Note 10 to the Consolidated Financial Statements.

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

        Interest and other income.    Interest and other income decreased $52,000, or 3% to $1,834,000 for the fiscal year ended October 31, 2002 from $1,886,000 for the fiscal year ended October 31, 2001. This decrease was a result of a decline in the effective yield on our portfolio of marketable securities consistent with the general decline in interest rates throughout 2002, which was partially offset by (i) the recognition of a full year worth of interest income related to the investment of funds received from our follow-on offering completed in December 2000, (ii) a gain on sale of securities held as available for sale, and (iii) the elimination of interest expense in fiscal 2002 as our short term debt was retired in fiscal 2001.

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

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Allowance for Doubtful Accounts and Sales Returns

        The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We regularly review the allowance by considering factors such as historical experience, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. If there were a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be overstated which could have an adverse impact on our financial results. In fiscal 2003, we recorded a credit for doubtful accounts as a result of the resolution of disputes.

        A reserve for sales returns is established based on historical trends in product return rates and is recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected. To date, product returns have not been considered material to our results of operations.

Goodwill

        Our methodology for allocating the purchase price related to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable assess acquired less assumed liabilities. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

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

Loss Contingencies

        We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of the loss. We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We evaluate, among other factors, the degree of probability of an unfavorable outcome and an estimate of the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When we determine that it is probable that a loss has been incurred, the effect is recorded promptly in the consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of the existing legal matters will have a material adverse effect on our financial condition or results of operations.

Income Taxes

        We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations.

Liquidity and Capital Resources

        To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses. We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and from private placements of our common stock. We do not currently have a line of credit or similar arrangement with a bank.

        The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

        Cash, cash equivalents and investments in marketable securities.    At October 31, 2003, we had cash, cash equivalents and investments in marketable securities aggregating approximately $48.8 million, a decrease of approximately $7.2 million or 13% from $56.0 million at October 31, 2002. The decrease was primarily a result of ongoing costs associated with our Hynic-Annexin V development program. In fiscal 2002 and 2001 these costs were largely offset by cash flow generated from our brachytherapy and other product lines. In connection with the termination of our distribution agreement with a third party and the transition to direct sales of our brachytherapy products, we experienced a decrease in operating cash flows in fiscal 2003.

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, the impact of acquisitions and the timing of payments.

        During the year ended October 31, 2003, we received $181,000 from the exercise of stock options and the purchase of shares related to our employee stock purchase plan. Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

        We are authorized to repurchase up to $10 million of our common stock on the open market. The shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions, depending upon market conditions. There is no guarantee as to the exact number of shares that we may repurchase. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. During the year ended October 31, 2003, we purchased 19,000 shares of our common stock at a total cost of $129,000.

        The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return, consistent with these two objectives. We invest excess cash in securities with varying maturities to meet projected cash needs.

        Other assets.    Other assets were approximately $1.3 million and $0.1 million as of October 31, 2003 and 2002, respectively. We have incurred approximately $1.3 million in acquisition related costs related to the NOMOS transaction as of October 31, 2003. We capitalize transaction costs and include these amounts in other assets until such time as the acquisition is completed or abandoned. We expect to incur approximately $2.7 million in total acquisition costs for this transaction which is anticipated to close during the second quarter of fiscal 2004.

        Accounts payable and accrued expenses.    Accounts payable and accrued expenses were approximately $6.8 million and $4.2 million as of October 31, 2003 and 2002, respectively. The increase was primarily a result of accrued transaction costs in connection with the NOMOS transaction ($1.3 million), the accrued liability for future decommissioning costs of our leased manufacturing and research facilities ($0.4 million) related to the adoption of FAS 143 (See Note 8 to the Consolidated Financial Statements) and the timing of payments to vendors.

Commitments

        We lease facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future annual minimum lease payments under all operating leases with an initial term in excess of one year as of October 31, 2003 were as follows:

Fiscal Year	Amount
2004	$751,000
2005	243,000
2006	21,000
Thereafter	—

Total	$1,015,000

        We have minimum commitments for various contract services with unrelated parties totaling approximately $1.1 million. The agreements provide for various payments to be made over a one to three year period as services are provided and contain provisions to terminate our payment obligations with 30 to 90 day notification. We also have an obligation to fund up to $850,000 in 2004 on an installment note receivable.

Liquidity and Capital Resource Requirements

        We believe our current cash and marketable securities will be sufficient to support our operations and planned expansion for the foreseeable future. However, the amount of capital that we will need in the future will depend on many factors including:

  •
  costs related to research, development, clinical trials, license fees, royalty obligations, regulatory approvals and commercialization of our Hynic-Annexin V product candidate and other product candidates;

  •
  levels of sales and marketing that will be required to launch future products and achieve and maintain a competitive position in the marketplace for both existing and new products;

  •
  market acceptance of our products;

  •
  levels of inventory and accounts receivable that we maintain;

  •
  competitors' responses to our products;

  •
  level of capital expenditures; and

  •
  acquisition of NOMOS and/or development of other complementary businesses, technologies or products.

        We anticipate continuing significant expenses with respect to our Hynic-Annexin V product candidate over the next several years for clinical trials and development costs. We are unable to estimate with any certainty when, if ever, we will complete the development of our Hynic-Annexin V product candidate or the final cost thereof. Significant milestone payments to third parties are payable throughout the life of the contracts associated with our licenses of patent rights of technology related to our Hynic-Annexin V product candidate. We do believe that successful completion and receipt of required regulatory approvals allowing marketing will not be earlier than 2007, and additional related costs could be at least [$50] million. We estimate that meaningful revenues from this product would commence within one year after our receipt of the required marketing approvals.

        We expect that the costs related to our Hynic-Annexin V development program will continue to have a significant negative effect on our earnings, and therefore, on our liquidity and financial position. However, since most of the costs that we incur in connection with this project are being expensed as incurred, our ultimate inability to complete the program or otherwise be unable to successfully commercialize the product should not have any additional adverse effect on our results of operations or financial position except that, if the program is unsuccessful, we could recognize an impairment charge in connection with the carrying value of goodwill (approximately $3.7 million) arising from our acquisition of Theseus as well as other impairments or charges related to equipment owned and other obligations.

        We continue to evaluate, on an ongoing basis, strategic alternatives for our Hynic-Annexin V product development program and are engaged in assessing various options with a view of optimizing shareholder value.

        In October 2003, we entered into an agreement to acquire NOMOS Corporation ("NOMOS"). Under the terms of the agreement, we will issue approximately 5.3 million shares of common stock and pay approximately $12 million in cash in exchange for all the outstanding capital stock of NOMOS. The transaction is subject to shareholder approval and is expected to be completed in the second fiscal quarter of 2004. As of October 31, 2003, we have incurred approximately $1.3 million in acquisition related expenses. We estimate that we will incur approximately $1.4 million in additional direct transaction costs in connection with the merger.

        Future capital requirements will also depend on the extent to which we acquire or invest in other businesses, products and technologies. If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to our stockholders or us. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs. If additional funds are raised by issuing equity securities, dilution to existing stockholders would result.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. The Interpretation clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 and are required to be fully implemented no later than the third quarter of 2003. The adoption of FIN No. 46 resulted in the Company consolidating a third party entity as a variable interest entity (See Note 4 of Notes to Consolidated Financial Statements).

        In February 2003, FASB issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. If we elect to enter into structured stock repurchase transactions after June 30, 2003, in accordance with SFAS No. 149, those transactions will be required to be marked to market with related gains and losses being recorded in the statement of operations. The impact of such transactions on our financial position and results of operations would be dependent upon whether we chose to enter into such transactions, the size of the transactions, as well as changes in the market value of our common stock.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

Related Party Transactions

        We purchased certain printing and office supplies from Nationwide Office Supplies, a company owned by the parents of Alan Edrick, our Senior Vice President and Chief Financial Officer. The purchases totaled approximately $86,000 and $85,000 for our fiscal years ended October 31, 2003 and 2002, respectively.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments include cash and marketable securities. At October 31, 2003, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, changes in interest rates are not expected to have a material effect on our near-term financial condition or results of operations.

        Our policy is not to enter into derivative financial instruments. We do not have any significant foreign currency exposure. Therefore, we do not have significant overall currency exposure. In addition, we do not enter into any futures or forward contracts and therefore do not have significant market risk exposure with respect to commodity prices.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is presented in the consolidated financial statements listed in Item 15(a) of Part IV of this Form 10-K Annual Report and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

Item 9A.    CONTROLS AND PROCEDURES.

(a)   Evaluation of disclosure controls and procedures.

  As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our "disclosure controls and procedures" as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

(b)   Changes in internal controls.

  There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of the evaluation referred to above.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2003.

        We have adopted a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller.

Item 11.    EXECUTIVE COMPENSATION

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2003.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2003.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We purchased certain printing and office supplies from Nationwide Office Supplies, a company owned by the parents of Alan Edrick, our Senior Vice President and Chief Financial Officer. The purchases totaled approximately $86,000 and $85,000 for our fiscal years ended October 31, 2003 and 2002, respectively. Other information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2003.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2003.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements of the Company
	Report of Independent Auditors	42
	Consolidated Balance Sheets	43
	Consolidated Statements of Operations	44
	Consolidated Statements of Changes in Stockholders' Equity	45
	Consolidated Statements of Cash Flows	46
	Notes to Consolidated Financial Statements	47
2.	Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts	62
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
	Reference is made to Item 15(c) of this Annual Report on Form 10-K.
(b)
Reports on Form 8-K:

        On August 28, 2003, we furnished to the SEC a report on Form 8-K for the purpose of furnishing our press release announcing our financial results for the quarter ended July 31, 2003.

        On October 13, 2003, we filed a report on Form 8-K to report the announcement of our internal preliminary review of data from our European clinical trials of our Hynic-Annexin V product candidate.

        On October 27, 2003, we filed a report on Form 8-K to report the announcement of our proposed acquisition of NOMOS Corporation.

(c)   Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
3.2	Certificate of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-QSB for the quarterly period ended July 31, 1998.
3.3	Certificate of Domestication of the Registrant, incorporated by reference to Exhibit 3(i)(a) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
10.1	Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-KSB, filed January 29, 1998.
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
10.4+
The Theseus 1998 Employee, Director and Consultant Stock Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-64892), filed July 11, 2001.
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
10.8
License Agreement, effective as of July 20, 2001, by and between AnorMED Inc. and North American Scientific, Inc. (confidential treatment granted for certain portions thereof), incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, filed March 5, 2002.
10.9+	Employment Agreement, dated October 13, 2000, by and between Dr. Allan M. Green and the Company, incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K filed January 17, 2002.
10.10+	Employment Agreement, dated April 1, 2002, by and between L. Michael Cutrer and the Company, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 28, 2002.
10.11+
Employment Agreement, dated April 7, 1998, by and between Alan I. Edrick and the Company, as amended on September 29, 1999, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K filed January 17, 2002.
10.12+	Employment Agreement, dated February 20, 2003, by and between Elliot Lebowitz, Ph.D. and the Company, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed March 7, 2003.
10.13+
The North American Scientific, Inc. 2003 Non-Employee Directors' Equity Compensation Plan, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-106197), filed June 17, 2003.
10.14
Agreement and Plan of Merger by and among the Company, AM Capital, Inc. and NOMOS Corporation, dated as of October 26, 2003, incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed October 27, 2003.
10.15
First Amendment to Agreement and Plan of Merger by and among the Company, AM Capital I, Inc. and NOMOS Corporation, incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (Registration #333-110766), filed November 26, 2003.
14*	Code of Ethics
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1*	Certification pursuant to Rule 13a-14b under the Exchange Act and 18 U.S.C -1350.

+
Compensation plan or agreement

*
Filed herewith

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of
North American Scientific, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 39 present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiaries (the "Company") at October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities during the year ended October 31, 2003. As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of November 1, 2002.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
December 18, 2003

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	October 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$1,411,000	$2,708,000
Cash held in variable interest entity	350,000	—
Marketable securities	32,587,000	36,144,000
Accounts receivable	2,167,000	2,416,000
Inventories	692,000	596,000
Income tax receivable	496,000	1,006,000
Prepaid expenses and other current assets	1,053,000	833,000

Total current assets	38,756,000	43,703,000
Non-current marketable securities	14,767,000	17,093,000
Equipment and leasehold improvements, net	2,996,000	3,264,000
Goodwill	3,866,000	3,659,000
Intangible assets	813,000	469,000
Deferred income taxes	—	844,000
Other assets	1,334,000	103,000

Total assets	$62,532,000	$69,135,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,620,000	$1,109,000
Accrued expenses	5,166,000	3,125,000

Total current liabilities	6,786,000	4,234,000

Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,298,241 (2003) and 10,250,136 (2002) shares issued; and 10,279,241 (2003) and 10,250,136 (2002) shares outstanding	103,000	103,000
Additional paid-in capital	74,343,000	73,929,000
Treasury stock, at cost—19,000 common shares	(129,000)	—
Accumulated deficit	(18,571,000)	(9,131,000)

Total stockholders' equity	55,746,000	64,901,000

Total liabilities and stockholders' equity	$62,532,000	$69,135,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

	Year Ended October 31,
	2003	2002	2001
Net sales	$14,683,000	$20,780,000	$19,343,000
Cost of goods sold	6,944,000	7,581,000	6,862,000

Gross profit	7,739,000	13,199,000	12,481,000

Selling, general and administrative expenses	11,266,000	6,525,000	6,097,000
Research and development	7,351,000	8,951,000	7,602,000
Write-off of licenses and equipment	—	2,714,000	3,743,000

Total operating expenses	18,617,000	18,190,000	17,442,000

Loss from operations	(10,878,000)	(4,991,000)	(4,961,000)
Interest and other income, net	1,749,000	1,834,000	1,886,000

Loss before provision (benefit) for income taxes	(9,129,000)	(3,157,000)	(3,075,000)
Provision (benefit) for income taxes	—	2,087,000	(1,090,000)

Loss before cumulative effect of change in accounting principle	(9,129,000)	(5,244,000)	(1,985,000)
Cumulative effect of change in accounting principle (Note 8)	311,000	—	—

Net loss	$(9,440,000)	$(5,244,000)	$(1,985,000)

Basic and diluted loss per share:
Loss per share before cumulative effect of change in accounting principle	$(0.89)	$(0.51)	$(0.20)
Cumulative effect of change in accounting principle	(0.03)	—	—

Net loss	$(0.92)	$(0.51)	$(0.20)

Weighted average number of shares outstanding:
Basic and diluted	10,257,688	10,209,584	9,782,562

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at October 31, 2000	7,301,702	$73,000	$27,550,000	$—	$(1,902,000)	$—	$25,721,000
Common stock issued upon exercise of stock options	155,454	2,000	559,000	—	—	—	561,000
Common stock issued under employee stock purchase plan	11,314	—	137,000	—	—	—	137,000
Common stock issued upon follow-on offering	2,695,000	27,000	44,597,000	—	—	—	44,624,000
Unrealized gain on securities available for sale	—	—	—	—	—	90,000	90,000
Tax benefit related to exercise of stock options	—	—	587,000	—	—	—	587,000
Compensatory stock options, issued to non-employees	—	—	138,000	—	—	—	138,000
Net loss	—	—	—	—	(1,985,000)	—	(1,985,000)

Balance at October 31, 2001	10,163,470	102,000	73,568,000	—	(3,887,000)	90,000	69,873,000
Common stock issued upon exercise of stock options	73,340	1,000	232,000	—	—	—	233,000
Common stock issued under employee stock purchase plan	13,326	—	129,000	—	—	—	129,000
Change in unrealized gain on securities available for sale	—	—	—	—	—	(90,000)	(90,000)
Net loss	—	—	—	—	(5,244,000)	—	(5,244,000)

Balance at October 31, 2002	10,250,136	103,000	73,929,000	—	(9,131,000)	—	64,901,000
Common stock issued upon exercise of stock options	7,100	—	34,000	—	—	—	34,000
Common stock issued under employee stock purchase plan	21,005	—	147,000	—	—	—	147,000
Purchase of treasury stock	—	—	—	(129,000)	—	—	(129,000)
Shares issued upon acquisition	20,000	—	186,000	—	—	—	186,000
Compensatory stock options, issued to non-employees	—	—	47,000	—	—	—	47,000
Net loss	—	—	—	—	(9,440,000)	—	(9,440,000)

Balance at October 31, 2003	10,298,241	$103,000	$74,343,000	$(129,000)	$(18,571,000)	$—	$55,746,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(9,440,000)	$(5,244,000)	$(1,985,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	311,000	—	—
Depreciation and amortization	932,000	860,000	1,367,000
Provision for doubtful accounts	65,000	343,000	80,000
Deferred income taxes	844,000	3,371,000	(1,539,000)
Write-off of licenses and equipment	—	2,714,000	3,743,000
Non-cash stock compensation expense	47,000	—	138,000
Tax benefit of stock option exercises	—	—	587,000
Gain on sale of non-marketable securities	(600,000)	(45,000)	—
Other	218,000	247,000	55,000
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	295,000	(974,000)	(566,000)
Inventories	(24,000)	13,000	120,000
Income taxes	510,000	(699,000)	(1,189,000)
Prepaid expenses and other assets	(1,052,000)	321,000	(833,000)
Accounts payable	466,000	115,000	(703,000)
Accrued expenses	1,529,000	1,330,000	900,000

Net cash provided by (used in) operating activities	(5,899,000)	2,352,000	175,000

Cash flows from investing activities:
Proceeds from sale of marketable securities	39,649,000	34,329,000	66,146,000
Purchases of marketable securities	(33,766,000)	(36,353,000)	(108,214,000)
Proceeds from sales of non-marketable securities	408,000	—	—
Purchase of licenses	(167,000)	(110,000)	(109,000)
Proceeds from notes receivable	—	—	200,000
Acquisitions, net of cash acquired	(662,000)	—	(99,000)
Capital expenditures	(562,000)	(956,000)	(909,000)

Net cash provided by (used in) investing activities	4,900,000	(3,090,000)	(42,985,000)

Cash flows from financing activities:
Net proceeds from stock options and stock purchase plan	181,000	362,000	698,000
Purchase of common stock as treasury stock	(129,000)	—	—
Net proceeds from follow-on offering	—	—	44,624,000
Repayment of short-term debt	—	—	(2,500,000)

Net cash provided by financing activities	52,000	362,000	42,822,000

Net increase (decrease) in cash and cash equivalents	(947,000)	(376,000)	12,000
Cash and cash equivalents at beginning of period	2,708,000	3,084,000	3,072,000

Cash and cash equivalents at end of period (including cash held in variable interest entity)	$1,761,000	$2,708,000	$3,084,000

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$1,100,000

Interest paid	$—	$—	$192,000

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

Principles of Consolidation

        The consolidated financial statements include the accounts of North American Scientific and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents.

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

Marketable Securities

        The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds. Investments with remaining maturities of less than one year are considered to be short term and are classified as current assets.

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

Equipment and Leasehold Improvements

        Equipment and leasehold improvements are stated at cost. Maintenance and repair costs are expensed as incurred, while improvements are capitalized. Gains or losses resulting from the disposition of assets are included in income. Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and equipment	3-7 years
Leasehold improvements	Lesser of the useful life or term of lease

Goodwill

        Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. To date, no such impairment has been recorded.

Intangible Assets

        License agreements are amortized on a straight-line basis over periods ranging up to fifteen years. The amortization periods are based on the lives of the license agreements or the approximate remaining lives of the related patents, whichever is shorter. Purchased intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over periods ranging from three to ten years.

        The Company reviews for impairment whenever events and changes in circumstances indicate that such assets might be impaired. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

Revenue Recognition

        The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Stock-based Compensation

        The Company accounts for its stock option awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has provided additional disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

        On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted as of November 1, 2002. The Company has elected to continue to account for its stock-based compensation using the intrinsic value method of accounting according to the provisions of APB Opinion No. 25.

        Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and loss per share would have been as follows:

	Year Ended October 31,
	2003	2002	2001
Net loss, as reported	$(9,440,000)	$(5,244,000)	$(1,985,000)
Less: total stock-based compensation (1)	(2,151,000)	(2,298,000)	(1,889,000)

Net loss, as adjusted	$(11,591,000)	$(7,542,000)	$(3,874,000)

Basic and diluted loss per share, as reported	$(0.92)	$(0.51)	$(0.20)
Basic and diluted loss per share, as adjusted	$(1.13)	$(0.74)	$(0.40)

(1)
As determined under the fair value method.

        The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting periods.

Net Loss per Share

        Basic loss per share is computed by dividing the loss by the weighted average number of shares outstanding for the period.

        Diluted earnings (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by applying the treasury stock method. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share and, accordingly, are excluded from the calculation. The following table sets forth the computation of basic and diluted loss per share:

	Year Ended October 31,
	2003	2002	2001
Net loss	$(9,440,000)	$(5,244,000)	$(1,985,000)

Weighted average shares outstanding—Basic	10,257,688	10,209,584	9,782,562
Dilutive effect of stock options and warrants	—	—	—

Weighted average shares outstanding—Dilutive	10,257,688	10,209,584	9,782,562

Basic loss per share	$(0.92)	$(0.51)	$(0.20)
Dilutive loss per share	$(0.92)	$(0.51)	$(0.20)

        Stock options and warrants to purchase 2,313,726, 2,001,750 and 1,623,404 common shares for the years ended October 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share for those years because their effect would have been anti-dilutive.

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

Significant Concentrations

        The Company had an exclusive agreement with a third party for the distribution of its brachytherapy products which terminated in January 2003. This customer represented 27%, 78% and 79% of total revenues for the years ended October 31, 2003, 2002 and 2001, respectively. In addition, two other customers each represented 11% of total revenues for the year ended October 31, 2003. As of October 31, 2003, the Company had one customer that accounted for 14% of gross trade receivables.

        The Company relies on certain companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand and materially impact future operating results.

Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements

        In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. The Interpretation clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 and are required to be fully implemented no later than the third quarter of 2003. The adoption of FIN No. 46 resulted in the Company consolidating a third party entity as a variable interest entity (see Note 4 of Notes to Consolidated Financial Statements).

        In February 2003, FASB issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. If we elect to enter into structured stock repurchase transactions after June 30, 2003, in accordance with SFAS No. 149, those transactions will be required to be marked to market with related gains and losses being recorded in the statement of operations. The impact of such transactions on our financial position and results of operations would be dependent upon whether we chose to enter into such transactions, the size of the transactions, as well as changes in the market value of our common stock.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2—ACQUISITIONS

        In August 2003, the Company acquired substantially all of the assets of Radiation Therapy Products ("RTP"), a manufacturer and distributor of equipment, including steppers and stabilizers, used in prostate brachytherapy procedures, for total consideration consisting of $500,000 in cash and $186,000 in common stock (20,000 shares). The cost of the acquisition, including approximately $68,000 in direct transaction costs, was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The Company recorded the fair value of assets and liabilities acquired, which consisted primarily of net tangible assets ($236,000), purchased technology ($233,000), other intangible assets ($78,000), and goodwill ($207,000). RTP's historical operations were not considered material to the Company's financial position or results of operations. The intangible assets are being amortized over periods ranging from three to ten years.

        In October 2003, the Company entered into an agreement to acquire NOMOS Corporation. Under the terms of the merger agreement, the Company will issue approximately 5.3 million shares of common stock and pay cash of approximately $12 million, in exchange for all of the outstanding capital stock of NOMOS. The acquisition is subject to approval by shareholders of both companies and regulatory authorities and is expected to close in the second quarter of fiscal 2004. If the merger is not consummated, a party may become obligated to pay the other party a termination fee. The agreement provides for the Company to pay a termination fee to NOMOS of $1.5 million and NOMOS to pay the Company a termination fee of $3.0 million under certain conditions set forth in the merger agreement. As of October 31, 2003, the Company has incurred approximately $1.3 million in acquisition related costs which are included in Other Assets on the Balance Sheet.

NOTE 3—MARKETABLE SECURITIES

        Marketable securities consist of the following:

	October 31,
	2003	2002
Securities held to maturity:
Corporate and government bonds	$43,016,000	$42,393,000
Annuity contract	545,000	529,000
Commercial paper	1,793,000	8,315,000

	45,354,000	51,237,000
Securities available for sale	2,000,000	2,000,000

	47,354,000	53,237,000
Less: current portion	32,587,000	36,144,000

Non-current portion	$14,767,000	$17,093,000

        The amortized cost of all held to maturity securities approximates fair value. At October 31, 2003, investments in debt securities with scheduled maturities within one year were $30,587,000 and for one to three years were $14,767,000.

NOTE 4—CASH HELD IN VARIABLE INTEREST ENTITY

        On October 27, 2003, the Company advanced $350,000 to a third party pursuant to a Secured Loan Agreement. The secured note bears interest at 6% per annum and is repayable in four installments commencing on December 1, 2004 with all unpaid principal and interest due on September 1, 2005. The Company is obligated to lend up to an additional $850,000 in 2004 subject to the borrower achieving certain milestones as set forth in the agreement. The Company has no equity interest in the third party entity.

        The funds will be used for general working capital to provide various brachytherapy services to ambulatory surgical centers. A distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company for a period of five years has a majority interest in the third party entity. Based on the terms of the lending and supply agreements with the above entities, the Company determined that the third party entity is a variable interest entity ("VIE") and the Company is the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 is effective for a VIE created after January 31, 2003 and to a VIE in which an enterprise obtains an interest after that date.

        The Company determined that the third party entity was a VIE since it did not have sufficient equity at risk for the entity to finance its activities. FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated the third party entity as a VIE, regardless of the Company not having an equity interest in the third party entity and its creditors have no recourse against the Company.

        Consolidation of the VIE as of October 31, 2003 resulted in the consolidation of $350,000 cash, which was received by the VIE on October 27, 2003 from the Company, with an offset to the Company's note receivable balance of $350,000. Other assets, liabilities and results of operations of the VIE as of October 31, 2003 and for the period from October 27, 2003 to October 31, 2003 were insignificant.

NOTE 5—ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

	October 31,
	2003	2002
Accounts receivable	$2,270,000	$2,866,000
Less: allowance for doubtful accounts and returns	(103,000)	(450,000)

	$2,167,000	$2,416,000

NOTE 6—INVENTORIES

        Inventories consist of the following:

	October 31,
	2003	2002
Raw materials	$639,000	$459,000
Work in process	25,000	42,000
Finished goods	28,000	95,000

	$692,000	$596,000

NOTE 7—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

	October 31,
	2003	2002
Furniture, fixtures and equipment	$4,383,000	$4,349,000
Leasehold improvements	2,306,000	1,870,000

	6,689,000	6,219,000
Less: accumulated depreciation and amortization	(3,693,000)	(2,955,000)

	$2,996,000	$3,264,000

        Depreciation and amortization expense was $905,000, $707,000, and $741,000 for the fiscal years ended October 31, 2003, 2002 and 2001, respectively.

NOTE 8—ASSET RETIREMENT OBLIGATIONS

        During 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" for recording future decommissioning costs related to its leased manufacturing and research facilities. Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company's estimated future asset retirement obligation using the Company's estimated credit-adjusted borrowing rate. The resultant capitalized costs are recorded as part of equipment and leasehold improvements and are amortized ratably over the term of the leased facilities. The asset retirement obligation has been recorded in accrued expenses and will be adjusted to fair value over the lease term as an accretion expense. On November 1, 2002, the Company adopted SFAS No. 143 and recorded a liability for asset retirement obligations of $383,000, increased net equipment and leasehold improvements by $72,000 and recognized a charge of $311,000 which is reported in the caption "Cumulative effect of change in accounting principle."

        Had the asset retirement obligations been recognized in previous periods as presented by SFAS No. 143, the Company's net loss and loss per share would have been as follows:

	Year Ended October 31,
	2003	2002	2001
Net loss, as reported	$(9,440,000)	$(5,244,000)	$(1,985,000)
Cumulative effect of change in accounting principle	311,000	—	—

	(9,129,000)	(5,244,000)	(1,985,000)
Amortization and accretion expense	—	(33,000)	(33,000)

Net loss, as adjusted	$(9,129,000)	$(5,277,000)	$(2,018,000)

Basic and diluted loss per share, as reported	$(0.89)	$(0.51)	$(0.20)
Basic and diluted loss per share, as adjusted	$(0.89)	$(0.51)	$(0.21)

NOTE 9—WRITE-OFF OF LICENSES AND EQUIPMENT

        Results of operations for the fiscal year ended October 31, 2002 include a charge of approximately $2.7 million to reflect the total write-off of abandoned licenses and related equipment associated with technology licensed from third parties for the development of its Apomate™ technology platform. In 2001, the Company licensed additional technology and patent rights from a third party for the development of an improved version of its Apomate™ kit, or Hynic-Annexin V. During the second quarter of 2002, the Company decided to exclusively pursue the development of its Apomate™ technology with the newly licensed technology and to write-off the prior technology.

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

NOTE 10—GOODWILL

        Goodwill consists of the following:

	October 31,
	2003	2002
Goodwill	$4,265,000	$4,058,000
Less: accumulated amortization	(399,000)	(399,000)

	$3,866,000	$3,659,000

        In connection with the acquisition of RTP, the Company recorded goodwill of $207,000 in fiscal 2003.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", in fiscal 2002. Under this standard, goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment annually or more frequently if certain indicators arise.

        The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect at the beginning of fiscal 2001.

	Year Ended October 31,
	2003	2002	2001
Net loss, as reported	$(9,440,000)	$(5,244,000)	$(1,985,000)
Goodwill amortization	—	—	368,000

Net loss, as adjusted	$(9,440,000)	$(5,244,000)	$(1,617,000)

Basic and diluted loss per share, as reported	$(0.92)	$(0.51)	$(0.20)
Basic and diluted loss per share, as adjusted	$(0.92)	$(0.51)	$(0.17)

NOTE 11—INTANGIBLE ASSETS

        Intangible assets consist of the following:

	October 31,
	2003	2002
Patents and licenses	$592,000	$530,000
Purchased technology related to RTP acquisition	233,000	—
Other intangible assets related to RTP acquisition	78,000	—

	903,000	530,000
Less: accumulated amortization	(90,000)	(61,000)

	$813,000	$469,000

        Amortization expense was $34,000, $26,000, and $36,000 for the fiscal years ended October 31, 2003, 2002 and 2001, respectively

NOTE 12—STOCKHOLDERS' EQUITY

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

Stock Options

        The Company's 1996 Stock Option Plan ("1996 Plan"), as amended through April 6, 2001, provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Certain options are immediately exercisable while other options vest over periods up to four years. The options expire ten years from the date of grant. The 1996 Plan provides for the automatic increase on January 1 of each year, beginning with calendar year 2002 and continuing through calendar year 2004, by a number of shares equal to 3.5% of the total number of shares of the Company's Common Stock outstanding on the last trading day in the immediately preceding calendar year. However, the aggregate number of shares of Common Stock available for issuance as incentive options under the 1996 Plan shall not exceed 4,000,000 shares. The options available for grant increased by 358,899 and 356,387 in fiscal 2003 and 2002, respectively. At October 31, 2003, a total of 3,465,286 shares of the Company's common stock were reserved for issuance.

        In March 2003, the Company's shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supercedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of options is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant.

        The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise price
Balance at October 31, 2000	964,417	1,284,333	$9.03
Granted	(816,000)	816,000	9.17
Canceled or expired	66,184	(66,184)	15.16
Exercised	—	(155,454)	3.61

Balance at October 31, 2001	214,601	1,878,695	9.84
Granted	(595,900)	595,900	9.32
Canceled or expired	112,117	(112,117)	12.43
Exercised	—	(73,340)	3.18
Additional shares reserved	356,387	—

Balance at October 31, 2002	87,205	2,289,138	9.80
Granted	(566,300)	566,300	7.34
Canceled or expired	169,384	(169,384)	12.29
Exercised	—	(7,100)	4.83
Additional shares reserved	858,899	—

Balance at October 31, 2003	549,188	2,678,954	$9.13

        There were 1,530,468, 1,080,043 and 740,756 options exercisable with weighted average exercise prices of $9.56, $9.30 and $7.95 at October 31, 2003, 2002, and 2001, respectively.

        The following table summarizes significant options outstanding at October 31, 2003 and the related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$ 0.03 - $ 7.00	462,070	4.65	$4.12	462,070	$4.12
$ 7.17 - $ 7.94	1,111,900	8.60	7.43	387,850	7.67
$ 8.30 - $10.85	595,284	8.10	10.31	280,013	10.50
$11.81 - $16.75	419,700	7.08	14.29	310,535	14.99
$23.50 - $24.54	90,000	5.08	23.97	90,000	23.97

	2,678,954	7.46	$9.13	1,530,468	$9.56

        The average fair value for accounting purposes of options granted was $4.45, $5.86 and $4.04 per share for the years ended October 31, 2003, 2002 and 2001, respectively.

Fair Value Disclosures

        The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

	Year Ended October 31,
	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	76%	80%	50%
Risk-free interest rate	3.6%	4.1%	4.3%
Expected life	5 years	5 years	4 years

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

Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan ("the ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In fiscal 2003, 2002 and 2001, the shares issued under the ESPP were 21,005, 13,326 and 11,314 shares, respectively. At October 31, 2003, 254,355 shares were available for issuance under the ESPP.

Common Stock Warrants and Stock Options Issued to Third Parties

        In fiscal 1998, the Company granted 96,000 warrants to a third party in connection with a private placement of the Company's common stock at an exercise price of $14.41 per share. The fair value of the warrants was recorded at the grant date as an offset to the proceeds received from the private placement. These warrants were not exercised and expired in November 2002.

        The Company may grant stock options to consultants for services performed. In fiscal 2000, the Company granted 20,000 options to third parties. The Company recognized $138,000 in compensation expense in fiscal 2001 related to such options.

        In fiscal 2003, the Company granted 20,000 options to a third party. Fifty percent of such options vested immediately and the remaining fifty percent vest upon the achievement of certain objectives. The Company recognized $47,000 in compensation expense in fiscal 2003 related to the vested options.

Common Stock Repurchase Program

        In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2003, 19,000 shares had been repurchased by the Company at a cost of $129,000.

NOTE 13—INCOME TAXES

        The provision (benefit) for income taxes is comprised as follows:

	Year Ended October 31,
	2003	2002	2001
Current:
Federal	$—	$(1,286,000)	$—
State	—	2,000	2,000

	—	(1,284,000)	2,000

Deferred:
Federal	—	3,109,000	(876,000)
State	—	262,000	(216,000)

	—	3,371,000	(1,092,000)

	$—	$2,087,000	$(1,090,000)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

	October 31,
	2003	2002
Net current assets:
Accrued liabilities	$371,000	$334,000
Accrued decommissioning	161,000	—
Allowance for doubtful accounts	44,000	171,000
Inventory reserve and capitalized inventory	33,000	36,000
Deferred revenue	19,000	25,000
Other	1,000	—

	629,000	566,000
Less: valuation allowance	(629,000)	(566,000)

	$—	$—

Net non-current assets:
Net operating loss carryforwards	$6,704,000	$3,707,000
Depreciation and amortization	163,000	8,000
Tax credits	2,091,000	1,661,000

	8,958,000	5,376,000
Less: valuation allowance	(8,958,000)	(4,532,000)

	$—	$844,000

        Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance has been recorded for tax assets that the Company believes that it is more likely than not, based upon available evidence, that such assets will not be realized.

        At October 31, 2003, the Company had federal net operating loss carryforwards of approximately $17 million which begin to expire in 2017. The Company also has state NOL carryforwards of approximately $9 million which begin to expire in 2011. The Company has federal research and experimentation credits of approximately $2 million which begin to expire in 2020. The use of net operating loss carryforwards is subject to statutory limitations.

        A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2003	2002	2001
Federal tax provision at U.S. statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	(4)	(3)	(3)
Tax-exempt interest income	—	—	(2)
Amortization of goodwill	—	—	4
Tax credits	(5)	(52)	—
Valuation allowance	43	155	—

	—%	66%	(35)%

NOTE 14—RETIREMENT PLAN

        The Company has a 401(k) retirement plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company's expense for its plan totaled $167,000, $149,000, and $135,000, for the years ended October 31, 2003, 2002, and 2001, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

License Agreements

        The Company is a party to a license agreement with Stanford University ("Stanford") relating to the license of a patent for techniques for imaging cell death in vivo. The Company has agreed to pay Stanford a royalty based upon the amount of licensed Technetium Tc-99m labeled Annexin V product sold. Additionally, the Company has agreed to certain predetermined milestone payments over the life of the agreement, including $250,000 upon receipt of marketing approval in either the U.S. or the European Union. The Company's obligation to pay royalties continues for so long as the Company, by its activities, would infringe a valid claim of an unexpired licensed patent of Stanford.

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

Lease Commitments

        The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under all operating leases in each of the next five years from fiscal 2004 to 2008 are $751,000, $243,000, $21,000, $0 and $0, respectively. Total rent expense for the years ended October 31, 2003, 2002 and 2001 was $705,000, $524,000, and $389,000, respectively.

Contractual Commitments

        The Company has minimum commitments for various contract services with unrelated parties totaling approximately $1.1 million. The agreements provide for various payments to be made over a one to three year period as services are provided and contain provisions to terminate the payment obligations with 30 to 90 day notification. The Company also has an obligation to fund an additional $850,000 on an installment note receivable upon the achievement of certain milestones by a third party.

Employment Agreements

        The Company maintains employment agreements with certain key management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

Litigation

        In October 2002, Mentor Corporation ("Mentor") filed suit in Los Angeles Superior Court against the Company alleging breach of the exclusive marketing and distribution agreement arising out of the Company's newly initiated direct sales efforts for Prospera® Pd-103. Mentor also alleged that the Company breached the agreement by marketing its Prospera® I-125 seeds while still subject to the agreement, for sales after the expiration of the agreement. Mentor's suit further alleged that the Company had misappropriated purported trade secrets and that the Company engaged in unfair competition. Mentor sought unspecified monetary damages and injunctive relief. In January 2003, the Company filed a responsive pleading, as well as counterclaims against Mentor that sought monetary damages for breach of contract, misappropriation of confidential information and trade secrets, trade libel, intentional and negligent misrepresentation, unfair competition, and violation of the Lanham Act. In June 2003, the Company agreed to a settlement arrangement to resolve all claims and counterclaims in the lawsuit involving Mentor. Under the arrangement, the parties mutually agreed to dismiss all claims and counterclaims against each other without admitting any wrongdoing.

        The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 16—SELECTED QUARTERLY FINANCIAL DATA

        The following table presents summarized unaudited quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003
Net sales	$5,141	$2,904	$3,011	$3,627
Gross profit	3,298	1,492	1,278	1,671
Net loss	(1,027)	(2,425)	(2,837)	(3,151)
Diluted loss per share	$(0.10)	$(0.24)	$(0.28)	$(0.31)
Fiscal 2002
Net sales	$4,936	$4,957	$5,267	$5,620
Gross profit	3,164	3,087	3,355	3,593
Net income (loss)	126	(4,878)	(350)	(142)
Diluted income (loss) per share	$0.01	$(0.48)	$(0.03)	$(0.01)

SCHEDULE II

NORTH AMERICAN SCIENTIFIC, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of Period
Fiscal 2003
Allowance for doubtful accounts and returns	$450,000	$65,000	$11,000	$423,000(1)	$103,000
Deferred tax asset valuation allowance	$5,098,000	$—	$4,489,000	$—	$9,587,000
Fiscal 2002
Allowance for doubtful accounts and returns	$107,000	$293,000	$50,000	$—	$450,000
Deferred tax asset valuation allowance	$—	$5,098,000	$—	$—	$5,098,000
Fiscal 2001
Allowance for doubtful accounts	$27,000	$80,000	$—	$—	$107,000

(1)
In connection with the settlement arrangement with Mentor Corporation described in Note 15 to the financial statements, outstanding receivable items were resolved and the accounts receivable and allowance for doubtful accounts and returns related to Mentor Corporation were partially collected and the remainder was written off.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

January 22, 2004	By:	/s/ L. MICHAEL CUTRER L. Michael Cutrer President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRWIN J. GRUVERMAN Irwin J. Gruverman	Chairman of the Board of Directors	January 22, 2004
/s/ L. MICHAEL CUTRER L. Michael Cutrer	President, Chief Executive Officer and Director (Principal Executive Officer)	January 22, 2004
/s/ ALAN I. EDRICK Alan I. Edrick	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 22, 2004
/s/ ALLAN M. GREEN Dr. Allan M. Green	Chief Technology Officer and Director	January 22, 2004
/s/ DONALD ECKER Donald Ecker	Director	January 22, 2004
/s/ JONATHAN P. GERTLER Dr. Jonathan P. Gertler	Director	January 22, 2004
/s/ MITCHELL H. SARANOW Mitchell H. Saranow	Director	January 22, 2004
/s/ GARY N. WILNER Dr. Gary N. Wilner	Director	January 22, 2004

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
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Results of Operations
Critical Accounting Policies
Liquidity and Capital Resources
Recent Accounting Pronouncements
Related Party Transactions
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT AUDITORS
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