Form 10-K/A
period 2003-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2004-03-01
CIK 949876

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

        ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of February 25, 2004, approximately 10,341,523 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding. The aggregate market value of the common equity held by non-affiliates of the Registrant on April 30, 2003 (the last business day of Registrant's most recently completed second fiscal quarter) was approximately $66,611,767 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on that date).

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

        ☐ Yes ☒ No

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K/A

		Page
PART III
Item 10.	Directors and Executive Officers of Registrant	2
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions	11
Item 14.	Principal Accounting Fees and Services	11
PART IV
Item 15.	Exhibit Index	12

Explanatory Note:

        This Amendment No. 1 on Form 10-K/A is being filed by North American Scientific, Inc. as an amendment to our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 to complete Items 10, 11, 12 13, and 14 and the exhibit index.

PART III

Item 10. Directors and Executive Officers of Registrant

Name	Position	Age
Irwin J. Gruverman	Chairman of the Board of Directors	70
L. Michael Cutrer	President, Chief Executive Officer and Director	48
Donald N. Ecker	Director	57
Dr. Jonathan Gertler	Director	47
Dr. Allan M. Green	Chief Technology Officer and Director	59
Erik L. Johnson	Interim Chief Financial Officer and Chief Accounting Officer	36
Dr. Elliott Lebowitz	President, Theseus Imaging Corporation	62
Mitchell H. Saranow	Director	58
Dr. Gary N. Wilner	Director	63

        Directors are elected each year and the terms of all directors will expire at the next annual meeting of the stockholders, or when their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between us and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. We have, however, entered into employment agreements with three of our current executive officers, which are described in Item 11 below under the heading "Employment Agreements."

Biographical Information

        Irwin J. Gruverman, Chairman of the Board of Directors. Mr. Gruverman has been a Director of the Company since 1989. Mr. Gruverman founded and has been the Chairman and Chief Executive Officer of MFIC Corporation, a company that manufactures process devices for pharmaceutical and other manufacturing uses, since 1982. From 1990 to 2001, Mr. Gruverman was the General Partner in G&G Diagnostics Limited Partnership II, a venture capital limited partnership. Mr. Gruverman served as Executive Vice President of New England Nuclear, a radioactive materials business, during the later years of his tenure from 1961 to 1981. Mr. Gruverman also serves as a director of InVitro International, Inc.

        L. Michael Cutrer, has been the President and Chief Executive Officer and a Director of the Company since 1989. Prior thereto, Mr. Cutrer was a Manager of Isotope Products Laboratory, Inc., a radioisotope manufacturing company, where he was responsible for industrial product manufacturing, research and development.

        Donald N. Ecker has been a Director of the Company since March 2003. Commencing January 1, 1999, he the Managing Director of CEO Strategic Solutions, an investment bank specializing in financial transactions. Previously, he founded and directed Ernst & Young's National Physician & Medical Group Practice, working with a wide range of medical groups nationwide. He retired as a Senior Partner with Ernst & Young LLP in December 1998.

        Dr. Jonathan P. Gertler, has been a Director of the Company since December 2002. Dr. Gertler is Managing Director and Head of Healthcare Investment Banking at Adams, Harkness & Hill. Prior to joining Adams, Harkness & Hill in 2001, Dr. Gertler spent fourteen years as a vascular surgeon and three years in venture capital, investing in medical device and technology companies. He was an Attending Vascular Surgeon at Massachusetts General Hospital in Boston and Associate Professor of Surgery at Harvard University from 1992 to 2001 as well as Associate Director of both the Vascular Diagnostic and Research Laboratories. In addition, Dr. Gertler founded Cardiovascular Technologies, Inc. in 1997, which developed an embolic entrapment device that was acquired by Embolic Protections, Inc. and subsequently acquired by Boston Scientific Corporation in 2001. He also served as a venture partner for Schroder Ventures Life Science Fund and as a Director for Quick Study Radiology, a start up radiology services company in St Louis, from 1999 to 2002.

        Dr. Allan M. Green, has been a Director of the Company since May 1996 and Chief Technology Officer of the Company since April 2002. Prior thereto, Dr. Green was President of Theseus Imaging Corporation. In October of 2000, Theseus Imaging Corporation became a wholly-owned subsidiary of the Company. Since 2003 Dr. Green has been Senior Counsel to the law firm of Epstein, Becker & Green, P.C. Prior to joining Epstein, Becker and Green, P.C., Dr. Green was Senior Counsel to the law firm of Greenberg, Traurig, LLP in 2002. From 1991 to 2002, he was Vice President, Pharmaceutical/Biomedical Products for ML Strategies, Inc. and Of Counsel to the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C. Dr. Green served as President of the Biotechnology Data Group in Cambridge, Massachusetts from 1986 to 1990 and as a consultant to many major pharmaceutical companies and investors in the pharmaceutical industry. Dr. Green served as Medical Director of New England Nuclear, a radioactive materials business, from 1975 to 1981 and was Chief of Nuclear Medicine, University Hospitals, Boston, from 1983 to 1986. Dr. Green is the author of many scientific papers in biochemistry and drug development. Dr. Green is a director of the non-profit Institute for Study of Aging. He is a Director of several private biomedical companies, including Immune Control, Inc., Neuroptix, Inc. and Aengus Pharmaceuticals, Inc.

        Erik L. Johnson, joined the Company in September 2001 as Controller. In February 2004, Mr. Johnson became Chief Accounting Officer and interim Chief Financial Officer. Prior to joining the Company, Mr. Johnson served as Controller at Launch Media, Inc., an Internet media content provider, from June 2000 until September 2001. Prior to that, Mr. Johnson served as Controller at Kairak, Inc., a subsidiary of Illinois Tool Works, a diversified manufacturer, from 1997 until 2000. Mr. Johnson is a CPA and received his B.S. degree from Rutgers University.

        Mitchell H. Saranow, has been a Director of the Company since June 2001. Mr. Saranow founded his own firm, The Saranow Group, LLC, a private investment firm, in 1984, where he acquired and served as Chief Executive Officer of companies with operations in the United States and Europe. He served as Chairman of the board and Co-Chief Executive Officer of Navigant Consulting, Inc. from November 1999 to May 2000. Prior thereto, Mr. Saranow was Chairman and Managing General Partner of Fluid Management, L.P. for more than five years. Mr. Saranow was Vice President of Finance and Chief Financial Officer of CFS Continental, Inc., then the second largest full-line food services company in the United States, from 1979 to 1983, and Vice President of Finance and Law of the Sunmark Companies from 1975 to 1979. Mr. Saranow is also a Director of Lawson Products, Inc. In addition, he is a member of the Governing Board of Northwestern University Library and recently served as President of the Juvenile Protective Association, a 100-year old child welfare agency. Mr. Saranow is a graduate of Northwestern University and holds MBA and JD degrees from Harvard University. He earned his CPA in 1981. He served as the "James M. Collins Senior Lecturer" at the Harvard Business School during the 2001-2002 academic year.

        Dr. Gary N. Wilner, has been a Director of the Company since December 2002. Dr. Wilner is a Senior Attending Physician, Director of the Clinical Cardiology Section, and Director of the Cardiac Wellness/Outpatient program at Evanston Hospital in Evanston, Illinois, where he has practiced since 1974. In addition, he currently serves on the faculty of the Feinberg School of Medicine at Northwestern University. He is past President of the Chicago Heart Association and a long-standing member of the Adjunct Board of the Albert Einstein Peace Prize Foundation. Since 1993, Dr. Wilner has served as an independent trustee of the Oakmark Family of Funds.

        Dr. Elliot Lebowitz, was named President of Theseus Imaging Corp. in February, 2003. Prior to that, Dr. Lebowitz was founding Chief Executive Officer of BioTransplant, Inc., a Nasdaq-listed biotechnology company, and served in that role from 1991 until September, 2002. From 1985 to 1991, Dr. Lebowitz served as Vice President for Research and Development at C.R. Bard, Inc., a medical device company, directing internal collaborative research and development programs for Bard's Vascular Systems, Cardiosurgery and Cardiopulmonary Divisions. Prior to that, Dr. Lebowitz held senior positions at DuPont Corporation, a diversified health care company, and New England Nuclear Corporation, a radioactive materials business. Dr. Lebowitz continues to serve as a director of BioTransplant, Inc., as well as two other private companies, Immerge Biotherapeutics, Inc. and Stem Cell Sciences, Ltd. Dr. Lebowitz holds a B.A. from Columbia College and received his Ph.D. from Columbia University.

Sec 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended October 31, 2003, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Code of Ethics

        We have adopted a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller.

Board of Directors Meetings and Committees

        The Board of Directors of the Company held five meetings during the fiscal year ended October 31, 2003, and the Board of Directors acted on two occasions by unanimous written consent. All of the Directors who were on the Board during fiscal year 2003 attended at least 75% of the total number of meetings of the Board of Directors and committees on which they served. Donald N. Ecker was appointed to the Board of Directors on March 28, 2003 and from that time forward attended all meetings of the Board of Directors and committees on which he served.

        The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

        Audit Committee.    The Audit Committee has the functions of, among others, (i) overseeing the Company's internal system of accounting controls, (ii) meeting with the independent accountants and management to review and discuss various matters pertaining to the audit, including the Company's financial statements, the report of the independent accountants on the results, scope and terms of their work, and the independent accountants' recommendations concerning the financial practices, controls, procedures and policies employed by the Company, (iii) resolving disagreements between management and the independent accountants regarding financial reporting, (iv) reviewing the financial statements of the Company, (v) selecting, evaluating, and when appropriate, replacing the independent accountants, (vi) reviewing and approving fees to be paid to the independent accountants, (vii) reviewing and approving related party transactions, (viii) reviewing and approving all permitted non-audit services to be performed by the independent accountants, (ix) establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by the Company's employees of concerns regarding questionable accounting or auditing matters, and (x) considering other appropriate matters regarding the financial affairs of the Company. During the fiscal year ended October 31, 2003, the members of the Audit Committee were Mr. Ecker (Chairman), Mr. Saranow and

Dr. Wilner, each of whom is "independent" as defined under current Rule 4200(a)(15) of the NASD listing standards. During the fiscal year ended October 31, 2003, the Audit Committee met on six occasions.

        Audit Committee Financial Expert.    The board of directors has determined that Donald Ecker is an "audit committee financial expert" and "independent" as defined under the applicable Securities and Exchange Commission and NASDAQ rules.

        Compensation Committee.    The Compensation Committee, currently comprised of Dr. Gertler (Chairman), Mr. Saranow and Dr. Wilner, all non-employee Directors who meet the NASD listing standards for "independence", oversees the Company's executive compensation programs and policies and is responsible for determining grants of options to purchase Common Stock under the North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan and the 2003 Non-Employee Directors Equity Compensation Plan. During fiscal year 2003, the Compensation Committee met on six occasions.

        Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee is responsible for recommending to the full Board candidates for election to the Board of Directors and reviewing matters of corporate governance. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders if properly submitted. This Committee currently consists of Mr. Saranow (Chairman), Dr. Wilner, Dr. Gertler and Mr. Ecker, each of whom is "independent" under current NASD listing standards. During fiscal year 2003, the Committee met on two occasions.

Item 11. Executive Compensation

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)	All Other Compensation($)(1)
L. Michael Cutrer President and Chief Executive Officer	2003 2002 2001	314,000 302,000 290,000	125,000 113,250 75,000	— — —	100,000 125,000 155,000	6,000 7,000 8,000
Alan I. Edrick(2) Senior Vice President and Chief Financial Officer	2003 2002 2001	201,000 193,000 185,000	— 58,000 40,000	— — —	75,000 89,000 112,500	8,000 7,000 8,000
Allan M. Green(3) Chief Technology Officer	2003 2002 2001	208,000 208,000 200,000	20,000 — 40,000	— — —	20,000 65,000 107,500	9,000 7,000 8,000
Elliot Lebowitz President, Theseus Imaging Corporation	2003	168,000	30,000	—	40,000	2,400

(1)
All Other Compensation consists of the Company's contribution to such executive officer's 401(k) plan, Company paid life insurance premiums and profit sharing contributions made by the Company on behalf of such executive officers.

(2)
Alan Edrick resigned as Senior Vice President and Chief Financial Officer on February 6, 2004.

(3)
Dr. Lebowitz began his employment with the Company in February, 2003.

Stock Options

        The following table sets forth information on option grants in fiscal 2003 to each of the named executive officers.

Name	Number of Securities Underlying Options/ SARs Granted		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date		Grant Date Present Value($)(3)
L. Michael Cutrer	100,000	(1)	19.9%	$7.17	10/31/13		433,690
Alan I. Edrick	75,000	(1)	15.0%	7.17	10/31/13	(4)	325,268
Allan M. Green	20,000	(1)	4.0%	7.17	10/31/13		86,738
Elliot Lebowitz	40,000	(2)	7.06%	7.21	2/20/13		174,444

(1)
These options were granted at the fair market value on the date of grant determined pursuant to the Amended and Restated 1996 Stock Option Plan and vest 33.33% on each of the first three anniversaries of the date of grant.

(2)
These options were granted at the fair market value on the date of grant determined pursuant to the Amended and Restated 1996 Stock Option Plan and vest 25% on each of the first four anniversaries of the date of grant.

(3)
Calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 76%, risk-free interest rate of 3.6% and an expected life of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company's stock options.

(4)
As a result of Mr. Edrick's resignation on February 6, 2004, these options will expire on May 6, 2004.

        The following table sets forth certain information concerning the exercise of stock options during the fiscal year ended October 31, 2003 by the Company's executive officers and the fiscal year-end value of unexercised options as of October 31, 2003.

			Number of Securities Underlying Unexercised Options at 10/31/03 (#)		Value of Unexercised In-the-Money Options at 10/31/03 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
L. Michael Cutrer	—	—	621,001	234,999	1,094,250	—
Alan I. Edrick	—	—	308,417	171,833	134,176	—
Allan M. Green	—	—	134,167	110,833	54,763	—
Elliot Lebowitz	—	—	308,417	171,833	—	1,600

(1)
Calculated based upon the difference between the exercise price and the fair market value at fiscal year-end.

Board Compensation

        Directors who are also employees of the Company or its subsidiaries receive no separate compensation for serving as Directors or as members of any committees of the Board of Directors. Each non-employee Director receives a quarterly payment of $5,000, and receives $1,250 per meeting if he attends in person or $500 per meeting if he participates via telephone. Directors may be reimbursed for certain expenses incurred in connection with attending Board meetings. In addition, the Chairman of the Board of Directors receives compensation of $125,000 per year (rather than the $5,000 quarterly payment); the Chairman of the Audit Committee receives $5,000 per year; the Chairman of the Compensation Committee receives $2,500 per year; and the Chairman of the Nominating and Corporate Governance Committees receives $2,500 per year.

        In March 2003, shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan. Each individual who is first elected or appointed as a non-employee director on or after January 6, 2003, shall automatically be granted, on the date of such initial election or appointment, a non-statutory stock option to purchase 25,000 shares of common stock. On the date of each Annual Shareholders Meeting after January 6, 2003, each individual who is re-elected to serve as a non-employee director is automatically granted a non-statutory stock option to purchase 15,000 shares of common stock, except for the Chairman of the Board, who is automatically granted a non-statutory stock option to purchase 25,000 shares of common stock. The annual grant of non-statutory stock options is only given to those non-employee directors who have served at least six months. In lieu of receiving the non-statutory stock options as described above, each non-employee director may elect to receive a grant of one share of restricted common stock for every three shares of common stock underlying such stock option. To date, no non-employee director has elected to receive restricted stock in lieu of stock options.

        During the fiscal year ended October 31, 2003, Mr. Saranow received an annual grant of ten-year non-statutory options to purchase 15,000 shares of Common Stock of the Company, at a price of $7.29 per share, with one third vesting each year for the next three years, as measured from the grant date of March 28, 2003. During the fiscal year ended October 31, 2003, Mr. Gruverman received a grant of ten-year non-statutory options to purchase 25,000 shares of Common Stock of the Company, at a price of $7.29 per share, with one third vesting each year for the next three years, as measured from the grant date of March 28, 2003. Upon their appointment to the Board of Directors in fiscal year ended October 31, 2003, Dr. Gertler and Dr. Wilner each received an initial grant of ten-year non-statutory options to purchase 25,000 shares of Common Stock of the Company at a price of $8.30 per share with one third vesting each year for the next three years, as measured from the grant date of December 6, 2003. Upon appointment to the Board of Directors, Mr. Ecker received an initial grant of ten-year non-statutory options to purchase 25,000 shares of Common Stock of the Company at a price of $7.29 per share with one third vesting each year for the next three years, as measured from the grant date of March 28, 2004.

Employment Agreements

        In April 2002, the Company entered into an employment agreement with L. Michael Cutrer in connection with his employment as the Company's Chief Executive Officer. Mr. Cutrer's initial annual salary was $302,000 with a bonus to be determined at the discretion of the Board of Directors in accordance with the agreement. The employment agreement can be terminated by the Company at any time with or without cause. If terminated without cause, the agreement provides, among other things, for immediate vesting of any unvested stock options and a severance payment equal to three times his current base salary. In the event of a change of control of the Company, the agreement also provides, among other things, for the immediate vesting of any unvested stock options and a severance payment equal to three times (a) base salary, (b) the highest bonus awarded in the three previous years and (c) the Black-Scholes value of any grant of options made during the prior year.

        In October 2000, the Company entered into an employment agreement with Dr. Allan M. Green, providing for his employment as President of Theseus Imaging Corporation and for base compensation at a minimum rate of $200,000 per year, subject to annual reviews and increases in the sole discretion of the Board of Directors. In April 2002, Dr. Green's position and title under the agreement were changed to Chief Technology Officer of the Company. All other terms of the agreement remain in effect. The employment agreement can be terminated by the Company at any time with or without cause. The agreement also provides, among other things, for severance payments of up to one year's base compensation in certain circumstances and for a period of non-competition covering the remainder of the employment term plus one year.

        In September 1999, the Company entered into an employment agreement with Alan Edrick in connection with his employment as the Company's Chief Financial Officer. Mr. Edrick's initial annual salary was $150,000 with a bonus to be determined at the discretion of the Board of Directors in accordance with the agreement. The employment agreement can be terminated by the Company at any time with or without cause. If terminated without cause, the agreement provides for immediate vesting of any unvested stock options and a severance payment equal to two times (a) base salary, (b) the highest bonus awarded in the three previous years and (c) the highest Black-Scholes value of any grant of options made during the prior year. In the event of a change of control of the Company, the agreement also provides, among other things, for the immediate vesting of any unvested stock options and a severance payment equal to three times (a) base salary, (b) the highest bonus awarded in the three previous years and (c) the highest Black-Scholes value of any grant of options made during the prior year. In February 2004, Mr. Edrick resigned from the Company. Under the terms of the separation agreement and in place of any termination benefits under his employment agreement, the Company agreed, among other things, to pay $600,000 in severance (in installments) and to immediately vest 171,833 stock options held by Mr. Edrick. As result of the accelerated vesting of the stock options held by Mr. Edrick, the Company incurred a one-time, non- cash charge of $351,000.

        In February 2003, the Company entered into an employment agreement with Dr. Elliot Lebowitz, providing for his employment as President of Theseus Imaging Corporation and for base compensation at a minimum rate of $250,000 per year, subject to annual reviews and increases in the sole discretion of the Chief Executive Officer, subject to review and approval by the Company's Compensation Committee of the Board of Directors. The employment agreement with Dr. Lebowitz can be terminated by the Company at any time with or without cause. If terminated without cause, the agreement provides for severance payments to Dr. Lebowitz of up to one year's base compensation, as well as for vesting any unvested options granted under the employment agreement. In the event of a change of control of the Company, the agreement also provides, among other things, for the immediate vesting of any unvested stock options and a severance payment equal to one year's base salary and an immediate vesting of all unvested options granted under the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

        The following table sets forth information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of February 23, 2004 by (i) all those known by the Company to own more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors and nominees; (iii) each executive officer named in the Summary Compensation Table; and (iv) all Directors and executive officers of the Company as a group:

	Beneficial Ownership
Name and Address(1)	Number of Shares		Approximate Percent of Total
Irwin J. Gruverman	484,322	(2)	4.7%
L. Michael Cutrer	952,917	(3)	8.7
Donald N. Ecker	8,334	(4)	*
Alan I. Edrick	482,916	(5)	4.5
Dr. Jonathan P. Gertler	8,334	(6)	*
Dr. Allan M. Green	335,750	(7)	3.2
Erik L. Johnson	12,814	(8)	*
Dr. Elliott Lebowitz	10,000	(9)	*
Mitchell H. Saranow	36,667	(10)	*
Dr. Gary N. Wilner	9,334	(11)	*
All directors and executive officers as a group (10 persons)	2,341,388	(12)	19.8
SAFECO Corporation	1,087,500	(13)	10.5
Kennedy Capital Management, Inc.	569,050	(14)	5.5

*
Denotes less than 1%

(1)
This table is based upon information supplied by officers, directors, and principal stockholders of the Company and by Schedules 13D and 13G filed with the SEC. Except where indicated, the address of each five percent stockholder is c/o the Company, 20200 Sunburst Street, Chatsworth, CA 91311. Applicable percentages are based on 10,341,523 shares of Company Common Stock outstanding, adjusted as required.

(2)
Includes 70,001 shares subject to outstanding options which are deemed exercised. Excludes 20,000 shares owned by the reporting person's spouse, as to which the reporting person disclaims beneficial ownership.

(3)
Includes 674,334 shares subject to outstanding options which are deemed exercised. Also includes 53,583 shares owned by a trust over which the reporting person has shared voting and dispositive power with his spouse. Also includes 2,508 shares held in a trust for the reporting person's sons.

(4)
Includes 8,334 shares subject to outstanding options which are deemed exercised.

(5)
Includes 480,250 shares subject to outstanding options which are deemed exercised.

(6)
Includes 8,334 shares subject to outstanding options which are deemed exercised.

(7)
Includes 166,667 shares subject to outstanding options which are deemed exercised.

(8)
Includes 10,334 shares subject to outstanding options which are deemed exercised.

(9)
Includes 10,000 shares subject to outstanding options which are deemed exercised.

(10)
Includes 31,667 shares subject to outstanding options which are deemed exercised.

(11)
Includes 8,334 shares subject to outstanding options which are deemed exercised.

(12)
Includes 1,468,255 shares subject to outstanding options which are deemed exercised.

(13)
Schedule 13G dated December 31, 2003 states that SAFECO Corporation is the parent holding company of SAFECO Asset Management Company; that SAFECO Asset Management Company is an investment adviser and the reported shares are owned beneficially by registered investment companies for which SAFECO Asset Management Company serves as investment adviser, including SAFECO Common Stock Trust which is beneficial owner of 675,600 shares; and that each of SAFECO Corporation and SAFECO Asset Management Company is an indirect beneficial owner of such shares based upon its shared voting and dispositive power over all 1,087,500 shares owned by such investment companies. The principal address for this party is SAFECO Plaza, Seattle, WA 98185

(14)
Schedule 13G dated December 31, 2003 states that Kennedy Capital Management, Inc. is a beneficial owner of 569,050 shares. The principal address for this party is 10829 Olive Blvd., St. Louis, MO 63141.

Equity Compensation

        The following table sets forth information about the Company's equity compensation plans as of October 31, 2003.

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	2,668,454	$9.17	803,543	(2)(3)
Equity compensation plans not approved by stockholders	None	N/A	None
Total	2,668,454	$9.17	803,543

(1)
Consists of the 1996 Stock Option Plan, as amended (the "1996 Plan") and the 2000 Employee Stock Purchase Plan (the "ESPP") and the 2003 Non-Employee Directors' Equity Compensation Plan.

(2)
The number of shares of common stock available for issuance under the 1996 Plan shall automatically increase on the first trading day of calendar year 2004, by a number of shares equal to 3.50% of the total number of shares of the Company's common stock outstanding on the last trading day in the immediately preceding calendar year. On January 2, 2004, 360,696 additional shares became eligible for issuance under this formula.

(3)
Includes shares available for issuance under the ESPP. As of October 31, 2003 an aggregate of 254,355 shares of common stock were available for issuance under the ESPP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We purchased certain printing and office supplies from Nationwide Office Supplies, a company owned by the parents of Alan Edrick, our former Senior Vice President and Chief Financial Officer. The purchases totaled approximately $86,000 and $85,000 for our fiscal years ended October 31, 2003 and 2002, respectively.

Item 14. Principal Accounting Fees and Services

Principal Accountant Audit Fees and Services Fees

        The following table describes fees for professional audit services rendered by PricewaterhouseCoopers LLP, our principal accountant, for the audit of our annual financial statements for the years ended October 31, 2003 and 2002, respectively, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

Type of Fee	2003	2002
Audit Fees(1)	$200,000	$90,000
Audit Related Fees(2)	156,000	2,000
Tax Fees(3)	72,000	54,000
All Other Fees(4)	—	—

Total	$428,000	$146,000

(1)
Fees for the fiscal year 2003 audit and related reviews of quarterly interim financial statements included on our Form 10-Q are $200,000 of which an aggregate amount of $57,000 had been billed through October 31, 2003. Fees for the fiscal year 2003 audit and related reviews of quarterly interim financial statements included on our Form 10-Q are $90,000 of which an aggregate amount of $38,000 had been billed through October 31, 2002.

(2)
Audit Related Fees include the aggregate fees paid or accrued by us during the fiscal year indicated for professional services rendered by PricewaterhouseCoopers LLP, including due diligence work related to mergers and acquisitions including the NOMOS transaction.

(3)
Tax Fees include the aggregate fees paid or accrued by us during the fiscal year indicated for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.

(4)
All Other Fees include the aggregate fees paid or accrued by us during the fiscal year indicated for products and services provided by PricewaterhouseCoopers LLP, other than the services reported above

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing services to us for the fiscal year ended October 31, 2003 and has concluded that such services are compatible with their independence as our company's auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by PricewaterhouseCoopers LLP in fiscal 2003.

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
10.2
+ North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan (as amended through April 6, 2001), incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-61688), filed May 25, 2001.
10.3
+ The North American Scientific, Inc. 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-34200), filed April 6, 2000.
10.4
+ The Theseus 1998 Employee, Director and Consultant Stock Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-64892), filed July 11, 2001.
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

10.9	+ Employment Agreement, dated October 13, 2000, by and between Dr. Allan M. Green and the Company, incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K filed January 17, 2002.
10.10	+ Employment Agreement, dated April 1, 2002, by and between L. Michael Cutrer and the Company, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 28, 2002.
10.11
+ Employment Agreement, dated April 7, 1998, by and between Alan I. Edrick and the Company, as amended on September 29, 1999, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K filed January 17, 2002.
10.12	+ Employment Agreement, dated February 20, 2003, by and between Elliot Lebowitz, Ph.D. and the Company, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed March 7, 2003.
10.13
+ The North American Scientific, Inc. 2003 Non-Employee Directors' Equity Compensation Plan, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-106197), filed June 17, 2003.
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
10.16	*+ Separation Agreement with Alan Edrick, dated February 6, 2004, filed herewith.
14	Code of Ethics
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
31.1	*Certification of Chief Executive Officer.
31.2	*Certification of Chief Financial Officer
32.1	*Certification pursuant to Rule 13a-14b under the Exchange Act and 18 U.S.C -1350.

+
Compensation plan or agreement

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
February 27, 2004	By:	/s/ L. MICHAEL CUTRER L. Michael Cutrer President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRWIN J. GRUVERMAN Irwin J. Gruverman	Chairman of the Board of Directors	February 27, 2004
/s/ L. MICHAEL CUTRER L. Michael Cutrer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2004
/s/ ERIK L. JOHNSON Erik L. Johnson	Interim Chief Financial Officer; Chief Accounting Officer (Principal Financial and Accounting Officer)	February 27, 2004
/s/ ALLAN M. GREEN Dr. Allan M. Green	Chief Technology Officer and Director	February 27, 2004
/s/ DONALD N. ECKER Donald N. Ecker	Director	February 27, 2004
/s/ JONATHAN P. GERTLER Dr. Jonathan P. Gertler	Director	February 27, 2004
/s/ MITCHELL H. SARANOW Dr. Mitchell H. Saranow	Director	February 27, 2004
/s/ GARY N. WILNER Dr. Gary N. Wilner	Director	February 27, 2004

QuickLinks

NORTH AMERICAN SCIENTIFIC, INC. Table of Contents Form 10-K/A
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES