Form 10-Q
period 2004-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2004-03-11
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

☐ Yes ☒ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of March 9, 2004 was 10,341,523 shares.

NORTH AMERICAN SCIENTIFIC, INC.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	January 31, 2004	October 31, 2003
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$2,366,000	$1,411,000
Cash held in variable interest entity	308,000	350,000
Marketable securities	26,821,000	32,587,000
Accounts receivable	2,073,000	2,167,000
Inventories	774,000	692,000
Income taxes receivable	—	496,000
Prepaid expenses and other current assets	1,178,000	1,053,000

Total current assets	33,520,000	38,756,000

Non-current marketable securities	15,490,000	14,767,000
Equipment and leasehold improvements	3,020,000	2,996,000
Goodwill	3,866,000	3,866,000
Intangible assets	857,000	813,000
Other assets	1,756,000	1,334,000

Total assets	$58,509,000	$62,532,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,036,000	$1,620,000
Accrued expenses	4,850,000	5,166,000

Total current liabilities	5,886,000	6,786,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,360,523 and 10,298,241 shares issued; 10,341,523 and 10,279,241 shares outstanding as of January 31, 2004 and October 31, 2003, respectively	103,000	103,000
Additional paid-in capital	75,150,000	74,343,000
Treasury stock, at cost – 19,000 shares	(129,000)	(129,000)
Accumulated deficit	(22,501,000)	(18,571,000)

Total stockholders’ equity	52,623,000	55,746,000

Total liabilities and stockholders’ equity	$58,509,000	$62,532,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

	Three Months Ended January 31,
	2004	2003
	(Unaudited)

Net sales	$3,363,000	$5,141,000

Cost of goods sold	1,905,000	1,843,000

Gross profit	1,458,000	3,298,000

Selling expenses	785,000	606,000
General and administrative expenses	3,370,000	1,809,000
Research and development	1,444,000	1,957,000

Loss from operations	(4,141,000)	(1,074,000)

Interest and other income, net	211,000	358,000

Loss before provision for income taxes	(3,930,000)	(716,000)

Provision for income taxes	—	—

Loss before cumulative effect of change in accounting principle	(3,930,000)	(716,000)

Cumulative effect of change in accounting principle	—	(311,000)

Net loss	$(3,930,000)	$(1,027,000)

Basic and diluted loss per share

Loss before cumulative effect of change in accounting principle	$(0.38)	$(0.07)
Cumulative effect of change in accounting principle	—	(0.03)

Net loss	$(0.38)	$(0.10)

Weighted average number of shares outstanding	10,283,237	10,256,171

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,930,000)	$(1,027,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	311,000
Depreciation and amortization	254,000	219,000
Provision for doubtful accounts	20,000	—
Write-off of licenses	14,000	105,000
Non-cash stock compensation expense	351,000	—
Changes in assets and liabilities
Accounts receivable	74,000	456,000
Inventories	(82,000)	(198,000)
Prepaid expenses and other assets	(547,000)	(551,000)
Accounts payable	(584,000)	(169,000)
Accrued expenses	(316,000)	110,000
Income taxes receivable	496,000	1,006,000

Net cash provided by (used in) operating activities	(4,250,000)	262,000

Cash flows from investing activities:
Proceeds from maturities of marketable securities	11,033,000	7,703,000
Purchases of marketable securities	(5,989,000)	(7,762,000)
Purchases of licenses	(75,000)	—
Capital expenditures	(262,000)	(283,000)

Net cash provided by (used in) investing activities	4,707,000	(342,000)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	456,000	85,000

Net cash provided by financing activities	456,000	85,000

Net increase in cash and cash equivalents	913,000	5,000

Cash and cash equivalents at beginning of period (including cash held in variable interest entity)	1,761,000	2,708,000

Cash and cash equivalents at end of period (including cash held in variable interest entity)	$2,674,000	$2,713,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of North American Scientific, Inc. (the “Company”) are unaudited, other than the consolidated balance sheet at October 31, 2003, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission or SEC for the year ended October 31, 2003.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended January 31,
	2004	2003

Net loss, as reported	$(3,930,000)	$(1,027,000)
Add: stock based compensation recognized	351,000	—
Less: total stock-based compensation (1)	(608,000)	(621,000)

Net loss, adjusted	$(4,187,000)	$(1,648,000)

Basic and diluted loss per share, as reported	$(0.38)	$(0.10)
Basic and diluted loss per share, as adjusted	$(0.41)	$(0.16)

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

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.  The Interpretation clarified the application of Accounting Research Bulletin No. 51,  Consolidated Financial Statements,  to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 and are required to be fully implemented no later than the third quarter of 2003. The adoption of FIN No. 46 resulted in the Company consolidating a third party entity as a variable interest entity in October 2003.  The Company has determined that it has no other variable interest entity.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104.  SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13.  Selected portions of that document have been incorporated into Topic 13.  The adoption of SAB No. 104 in the quarter ended January 31, 2004 had no material impact on the Company’s financial position, results of operations or cash flows.

NOTE  2—Cash Held in Variable Interest Entity

On October 27, 2003, the Company advanced $350,000 to a third party pursuant to a Secured Loan Agreement. The secured note bears interest at 6% per annum and is repayable in four installments commencing on December 1, 2004 with all unpaid principal and interest due on September 1, 2005. The Company is obligated to lend up to an additional $850,000 in 2004 subject to the borrower achieving certain milestones as set forth in the agreement.  No additional funds were advanced in the quarter ended January 31, 2004.  The Company has no equity interest in the third party entity.

The funds will be used for general working capital to provide various brachytherapy services to ambulatory surgical centers. A distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company for a period of five years has a majority interest in the third party entity. Based on the terms of the lending and supply agreements with the above entities, the Company determined that the third party entity is a variable interest entity (“VIE”) and the Company is the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 is effective for a VIE created after January 31, 2003 and to a VIE in which an enterprise obtains an interest after that date.

The Company determined that the third party entity was a VIE since it did not have sufficient equity at risk for the entity to finance its activities. FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated the third party entity as a VIE, regardless of the Company not having an equity interest in the third party entity and its creditors have no recourse against the Company.

Consolidation of the VIE as of October 31, 2003 and January 31, 2004 resulted in the consolidation of cash of $350,000 and $308,000, respectively, which is held by the VIE.  Other assets, liabilities and results of operations of the VIE as of October 31, 2003 and January 31, 2004 and for the period from October 27, 2003 to October 31, 2003  and for the three months ended January 31, 2004 were insignificant.

Note 3 – NOMOS Acquisition

In October 2003, the Company entered into an agreement to acquire NOMOS Corporation (“NOMOS”). Under the terms of the merger agreement, the Company will issue approximately 5.3 million shares of common stock and pay cash of approximately $12 million, in exchange for all of the outstanding capital stock of NOMOS.  The acquisition is subject to approval by the stockholders and is expected to close in the second quarter of calendar 2004.  If the merger is not consummated, a party may become obligated to pay the other party a termination fee.  The agreement provides for the Company to pay a termination fee to NOMOS of $1.5 million under certain conditions set forth in the merger agreement. Likewise, NOMOS would have to pay the Company a termination fee of $3.0 million under certain conditions set forth in the merger agreement. The Company has incurred approximately $1.7 million and $1.3 million in acquisition related costs which are included in Other Assets on the Balance Sheet at January 31, 2004 and October 31, 2003, respectively.

Note 4 – Marketable Securities

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

Note 5 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	January 31, 2004	October 31, 2003

Raw materials	$656,000	$639,000
Work in process	62,000	25,000
Finished goods	56,000	28,000

	$774,000	$692,000

Note 6 – Net Loss per Share

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

	Three Months Ended January 31,
	2004	2003

Net loss	$(3,930,000)	$(1,027,000)

Weighted average shares outstanding – Basic	10,283,237	10,256,171
Dilutive effect of stock options	—	—

Weighted average shares outstanding – Diluted	10,283,237	10,256,171

Basic loss per share	$(0.38)	$(0.10)
Diluted loss per share	$(0.38)	$(0.10)

Stock options to purchase 2,634,322 and 2,315,815 common shares for the three months ended January 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 7 – Resignation of Chief Financial Officer

The Company’s Senior Vice President and Chief Financial Officer, took leave from the Company on January 27, 2004 and thereafter resigned to pursue other opportunites.  No services were required or rendered subsequent to January 27, 2004.  Pursuant to a mutual agreement, the Company agreed to pay cash severance in the amount of $600,000, $300,000 of which was paid in February 2004, and the remaining $300,000 will be paid in installments through June 2005.  In addition, the Company agreed to immediately vest 171,834 stock options held by the former officer in one-time non-cash stock-based compensation charge of approximately $351,000. The Company recorded a charge of $951,000 in the quarter ended January 31, 2004, which is included in general and administrative expenses.

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

From 1998 to January 2003, our brachytherapy seeds were distributed under an exclusive agreement with a third party distributor.  In January 2003, the agreement terminated and we began to market and sell our brachytherapy products directly to health care providers.  Future revenues and gross profit relating to our brachytherapy products will depend on several factors, including our ability to successfully directly market and distribute our brachytherapy products and to successfully withstand pricing pressure from competition and price containment pressure and reimbursement limits for brachytherapy procedures.

In October 2000, we acquired Theseus Imaging Corporation, a developer of proprietary radiopharmaceuticals to enhance the medical management of patients with cancer or other medical conditions.  Our principal radiopharmaceutical product candidate is Hynic-Annexin V, which is currently in Phase II clinical trials in Europe and the United States.  We have incurred expenses related to the project of approximately $1.5 million, and $2.1 million during the three months ended January 31 2004, and 2003, respectively.

Our anticipated expenditures in the development of Hynic-Annexin V are expected to have a continued significant negative impact on our earnings.  Development of this product presents considerable risks including:

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

On October 13, 2003, we announced observations from a preliminary internal review of data from our European clinical trials of Hynic-Annexin V.  The data from these observations, which were derived from the first 28 subjects enrolled in these clinical trials, were preliminary and to some extent inconclusive.  Hence, further analyses or additional clinical trials will be required.  Further analyses or additional clinical trials may result in negative findings, may delay the availability of Hynic-Annexin V as a product candidate and may reveal the need for greater expenditures than currently planned to commercialize Hynic-Annexin V.  Even if further clinical trials produce positive results, these results may not predict results that will be obtained in large-scale clinical trials and there can be no assurance that the clinical trials will demonstrate the safety and efficacy of Hynic-Annexin V or that the clinical trials will lead to any marketable products.

In view of these risks and uncertainties, we are unable to estimate with any certainty when, if ever, we will complete the development of our Hynic-Annexin V product candidate or the final cost thereof.  We believe that successful completion and receipt of required regulatory approvals allowing marketing will not occur earlier than 2007, and additional related costs could be at least $50 million.  We estimate that meaningful revenues from this product would commence within one year after receipt of the required marketing approvals.

We expect that the costs related to our Hynic-Annexin V development program will continue to have a significant negative effect on our earnings, and therefore, on our liquidity and financial position.  Most of the costs that we incur in connection with this project are being expensed as incurred.  We continue to evaluate, on an ongoing basis, strategic alternatives for our Hynic-Annexin V product development program and are engaged in assessing various options with a view to optimizing stockholder value.

In October 2003, we entered into an agreement to acquire NOMOS Corporation (“NOMOS”). NOMOS is a privately held developer, manufacturer, and marketer of intensity modulated radiation therapy (“IMRT”) products and services.  IMRT is a rapidly growing category of radiation therapy used to treat a variety of cancers.  We believe that this acquisition will further complement our current product offerings to radiation oncologists.  The transaction is subject to stockholder approval and is expected to be completed in the second quarter of calendar 2004.

Results of Operations

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Net sales.  Net sales decreased $1,778,000, or 35%, to $3,363,000 for the three months ended January 31, 2004, from $5,141,000 for the three months ended January 31, 2003.  The decrease in net sales was principally due to a decline in unit sales of seeds associated with the transition to the direct marketing and sale of our brachytherapy products from our prior third party exclusive distribution agreement which terminated in January 2003.  Our brachytherapy product sales accounted for approximately 75% and 80% of our net sales for the year three months ended January 31, 2004 and 2003, respectively.

Gross profit.  Gross profit decreased $1,840,000 or 56%, to $1,458,000 for the three months ended January 31, 2004, from $3,298,000 for the three months ended January 31, 2003.  Gross profit as a percent of sales decreased from 64% to 43% during this period.  The decrease in gross profit, as a percentage of sales, was due to a combination of decreased economies of scale associated with a decrease in unit volume and to a lesser degree, an increase in low margin brachytherapy accessories such as pre-loaded needles and stranded seeds.  As our seed volume increases we expect our gross margins to increase.

Selling expenses.  Selling expenses increased $179,000 or 30%, to $785,000 for the three months ended January 31, 2004, from $606,000 for the three months ended January 31, 2003. The increase in selling expenses is primarily due to having only partially developed our sales force in the three months ended January 31, 2003.

General and administrative expenses (“G&A”).  G&A increased $1,561,000 or 86%, to $3,370,000 for the three months ended January 31, 2004, from $1,809,000 for the three months ended January 31, 2003. The increase in G&A is primarily attributed to (i) the $951,000 in severance and non-cash stock compensation expense associated with the resignation of former officer (See Note 7), (ii) increased accounting fees, and (iii) integration and other costs associated with the pending NOMOS acquisition.

Research and development.  Research and development costs decreased $513,000 or 26%, to $1,444,000 for the three months ended January 31, 2004, from $1,957,000 for the three months ended January 31, 2003. These costs primarily consist of ongoing research expenses associated with our Hynic-Annexin V program. The decrease in research and development is due to the timing of manufacturing costs, license payments and costs associated with clinical trials for our Hynic-Annexin V product candidate.

Interest and other income, net.  Interest and other income, net decreased $147,000, or 41% to $211,000 for the three months ended January 31, 2004 from $358,000 for the three months ended January 31, 2003.  This decrease reflects lower interest income as a result of a lower portfolio balance and a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates.

Provision (benefit) for income taxes.   Due to the uncertainty of our ability to fully recognize the future benefit of our deferred tax assets, in accordance with the SFAS No. 109, we have recorded a valuation allowance of approximately $5.1 million as of January 31, 2004.

Cumulative effect of change in accounting principle.  During the three months ended January 31, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” for recording future decommissioning costs related to our leased manufacturing and research facilities.  Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company’s estimated future asset retirement obligation.  In adopting this pronouncement, we recognized a charge of $311,000 which is reported in the caption “Cumulative effect of change in accounting principle.”

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended October 31, 2003 and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Allowance for Doubtful Accounts and Sales Returns

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We regularly review the allowance by considering factors such as historical experience, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.  If there were a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be overstated which could have an adverse impact on our financial results.

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

Loss Contingencies

We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of the loss.  We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We evaluate, among other factors, the degree of probability of an unfavorable outcome and an estimate of the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When we determine that it is probable that a loss has been incurred and the amount can be reasonably estimated, the effect is recorded promptly in the consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of the existing legal matters will have a material adverse effect on our financial condition or results of operations.

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

Balance Sheet and Cash Flows

Cash, cash equivalents, cash held in variable interest entity and investments in marketable securities.  At January 31, 2004, we had cash, cash equivalents, cash held in variable interest entity and investments in marketable securities aggregating approximately $45.0 million, a decrease of approximately $4.1 million or 8% from $49.1 million at October 31, 2003. The decrease was primarily a result of a decrease in net sales as we continue to transition from our distribution agreement with a third party to direct sales of our brachytherapy products an increase in general and administrative expenses.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, including the costs of clinical trials, the impact of acquisitions and the timing of payments.

During the quarter ended January 31, 2004, we received $456,000 from the exercise of stock options and the purchase of shares related to our employee stock purchase plan.  Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

The primary objectives for our investment portfolio are liquidity and safety of principal.  Investments are made to achieve the highest rate of return, consistent with these two objectives.  We invest excess cash in securities with varying maturities to meet projected cash needs.

Other assets.   At January 31, 2004, other assets were approximately $1,756,000, an increase of approximately $422,000 or 32% from $1,334,000 at October 31, 2003.  Other assets consist primarily of capitalized acquisition related costs related to the NOMOS transaction.

Accounts payable and accrued expenses.   Accounts payable and accrued expenses decreased approximately $0.9 million or 13% to $5.9 million as of January 31, 2004, from $6.8 million at October 31, 2003. The decrease was primarily a result of partial payment of accrued transaction costs in connection with the NOMOS transaction and the timing of payments to vendors.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.  We have also entered into contractual arrangements with third parties for (i) services associated with our Hynic-Annexin V development program ($1,819,000), (ii) services related to our planned acquisition of NOMOS ($900,000), (iii) contingent obligations to Prostate Centers of America ($850,000), and (iv) installments obligations under separation agreement to a former officer ($600,000).  The contract obligations associated with the Hynic-Annexin V program contain provision to terminate our payment obligations with 30 to 90 day notification.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$671,000	$599,000	$72,000	$—	$—
Other	4,169,000	4,086,000	83,000	—	—

	$4,840,000	$4,685,000	$155,000	$—	$—

In October 2003, we entered into an agreement to acquire NOMOS. Under the terms of the agreement, we will issue approximately 5.3 million shares of common stock and pay approximately $12 million in cash in exchange for all the outstanding capital stock of NOMOS.  The transaction is subject to shareholder approval and is expected to be completed in the second calendar quarter of 2004. As of January 31, 2004, we have incurred approximately $1.7 million in acquisition related expenses. We estimate that we will incur approximately $1.5 million in additional direct transaction costs in connection with the merger.

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

•                  Competitors’ responses to our products;

•                  Level of capital expenditures; and

•                  Acquisition of NOMOS and/or acquisition or development of other complementary businesses, technologies or products.

We anticipate continuing significant expenses with respect to our Hynic-Annexin V product candidate over the next several years for clinical trials and development costs. We are unable to estimate with any certainty when, if ever, we will complete the development of our Hynic-Annexin V product candidate or the final cost thereof.  Significant milestone payments to third parties are payable throughout the life of the contracts associated with our licenses of patent rights of technology related to our Hynic-Annexin V product candidate.  We believe that successful completion and receipt of required regulatory approvals allowing marketing will not be earlier than 2007, and additional related costs could be at least $50 million.  We estimate that meaningful revenues from this product would commence within one year after our receipt of the required marketing approvals.

We expect that the costs related to our Hynic-Annexin V development program will continue to have a significant negative effect on our earnings, and therefore, on our liquidity and financial position.

We continue to evaluate, on an ongoing basis, strategic alternatives for our Hynic-Annexin V product development program and are engaged in assessing various options with a view to optimizing stockholder value.

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

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.  The Interpretation clarified the application of Accounting Research Bulletin No. 51,  Consolidated Financial Statements,  to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 and are required to be fully implemented no later than the third quarter of

2003. The adoption of FIN 46 resulted in the Company consolidating a third party entity as a variable interest entity.

In December 2003, the SEC issued SAB No. 104.  SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13.  Selected portions of that document have been incorporated into Topic 13.  The adoption of SAB No. 104 in the quarter ended January 31, 2004 had no material impact on the Company’s financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended January 31, 2004, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Interim Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)         Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of the evaluation referred to above.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits.

Exhibits No.	Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On February 6, 2004, we filed a report on Form 8-K to announce the resignation of Alan Edrick, our Senior Vice President and Chief Financial Officer and the appointment of Erik L. Johnson as our Chief Accounting Officer and Interim Chief Financial Officer.

On February 27, 2004, we furnished a report on Form 8-K for the purpose of furnishing our press release announcing our financial results for the quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

March 9, 2004	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer (Principal Executive Officer)

March 9, 2004	By:	/s/ Erik L. Johnson
		Name:	Erik L. Johnson
		Title:	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)