Form 10-Q
period 2004-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2004-06-14
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

or

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

☐ Yes     ☒ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of June 10, 2004 was 15,228,339 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	April 30, 2004	October 31, 2003
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,003,000	$1,761,000
Marketable securities	32,515,000	32,587,000
Accounts receivable	2,305,000	2,167,000
Inventories	713,000	692,000
Income taxes receivable	—	496,000
Prepaid expenses and other current assets	1,401,000	1,053,000

Total current assets	37,937,000	38,756,000

Non-current marketable securities	7,070,000	14,767,000
Equipment and leasehold improvements	3,615,000	2,996,000
Goodwill	3,866,000	3,866,000
Intangible assets	840,000	813,000
Other assets	2,302,000	1,334,000

Total assets	$55,630,000	$62,532,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,584,000	$1,620,000
Accrued expenses	4,506,000	5,166,000

Total current liabilities	6,090,000	6,786,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,482,638 and 10,298,241 shares issued; 10,463,638 and 10,279,241 shares outstanding as of April 30, 2004 and October 31, 2003, respectively	108,000	103,000
Additional paid-in capital	75,972,000	74,343,000
Treasury stock, at cost – 19,000 shares	(129,000)	(129,000)
Accumulated deficit	(26,411,000)	(18,571,000)

Total stockholders’ equity	49,540,000	55,746,000

Total liabilities and stockholders’ equity	$55,630,000	$62,532,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net sales	$3,482,000	$2,904,000	$6,845,000	$8,045,000

Cost of goods sold	1,933,000	1,412,000	3,838,000	3,255,000

Gross profit	1,549,000	1,492,000	3,007,000	4,790,000

Selling expenses	861,000	998,000	1,646,000	1,604,000
General and administrative	2,415,000	2,032,000	5,785,000	3,841,000
Research and development	2,347,000	1,813,000	3,791,000	3,770,000

Loss from operations	(4,074,000)	(3,351,000)	(8,215,000)	(4,425,000)

Interest and other income, net	164,000	926,000	375,000	1,284,000

Loss before provision for income taxes	(3,910,000)	(2,425,000)	(7,840,000)	(3,141,000)

Provision for income taxes	—	—	—	—

Loss before cumulative effect of change in accounting principle	(3,910,000)	(2,425,000)	(7,840,000)	(3,141,000)

Cumulative effect of change in accounting principle	—	—	—	(311,000)

Net loss	$(3,910,000)	$(2,425,000)	$(7,840,000)	$(3,452,000)

Loss per share:

Basic and diluted loss per share

Loss per share before cumulative effect of change in accounting principle	$(.38)	$(.24)	$(.76)	$(.31)
Cumulative effect of change in accounting principle	$—	$—	$—	$(.03)

Net loss	$(.38)	$(.24)	$(.76)	$(.34)

Weighted average number of shares outstanding	10,338,011	10,251,968	10,343,740	10,254,106

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(7,840,000)	$(3,452,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	311,000
Depreciation and amortization	515,000	458,000
Non-cash stock compensation expense	351,000	47,000
Provision for doubtful accounts	20,000	39,000
Write-off of licenses and equipment	14,000	105,000
Gain on sale of non-marketable securities	—	(600,000)
Changes in assets and liabilities:
Accounts receivable	(158,000)	434,000
Inventories	(21,000)	(72,000)
Prepaid expenses and other current assets	(348,000)	(496,000)
Accounts payable	(36,000)	59,000
Accrued expenses	(660,000)	235,000
Income taxes receivable	496,000	1,006,000

Net cash used in operating activities	(7,667,000)	(1,926,000)

Cash flows from investing activities:
Proceeds from sale of marketable securities	15,868,000	11,882,000
Purchases of marketable securities	(8,099,000)	(10,477,000)
Proceeds from sale of non-marketable securities	—	408,000
Purchase of licenses	(75,000)	—
Other assets	(967,000)	—
Capital expenditures	(1,100,000)	(356,000)

Net cash provided by investing activities	5,627,000	1,457,000

Cash flows from financing activities:
Purchases of common stock as treasury stock	—	(129,000)
Proceeds from exercise of stock options and stock purchase plan	1,282,000	84,000

Net cash provided by (used in) financing activities	1,282,000	(45,000)

Net decrease in cash and cash equivalents	(758,000)	(514,000)

Cash and cash equivalents at beginning of period	1,761,000	2,708,000

Cash and cash equivalents at end of period	$1,003,000	$2,194,000

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

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the year ended October 31, 2003.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net loss, as reported	$(3,910,000)	$(2,425,000)	$(7,840,000)	$(3,452,000)
Add: stock based compensation recognized	—	—	351,000	—
Less: total stock-based compensation (1)	(995,000)	(506,000)	(1,599,000)	(1,126,000)

Net loss, as adjusted	$(4,905,000)	$(2,931,000)	$(9,088,000)	$(4,578,000)

Basic and diluted loss per share, as reported	$(.38)	$(.24)	$(.76)	$(.34)
Basic and diluted loss per share, as adjusted	$(.47)	$(.29)	$(.88)	$(.45)

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

Note 2 – Variable Interest Entity

In October, 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”).  Under the agreement, the Company is obligated to make periodic advances subject to PCA achieving certain milestones.  The secured note bears interest at 6% per annum and is repayable in four installments commencing on December 1, 2004, with all unpaid principal and interest due on September 1, 2005.

As of April 30, 2004, the Company’s advances to PCA totaled $700,000, with an obligation, contingent upon certain milestones, to advance an additional $500,000. The Company has no equity interest in PCA.

The funds are to be used for general working capital to provide various brachytherapy services to ambulatory surgical centers. A distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company for a period of five years has a majority interest in PCA. Based on the terms of the lending and supply agreements with the above entities, the Company determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 is effective for a VIE created after January 31, 2003 and to a VIE in which an enterprise obtains an interest after that date.

The Company determined that PCA is a VIE since it does not have sufficient equity at risk for the entity to finance its activities. FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the

Company adopted FIN No. 46 in October 2003 and consolidated PCA as a VIE, regardless of the Company not having an equity interest in PCA and its creditors having no recourse against the Company.

Consolidation of the PCA as of April 30, 2004, and October 31, 2003 resulted in the consolidation of cash of $462,000 and $350,000, respectively, which is held by PCA.  The consolidated balance sheet of April 30, 2004 included $520,000 of Equipment and leasehold improvements and $685,000 of accounts payable and accrued expenses from PCA.  Consolidation of PCA’s  results of operations for the three and six months ended April 30, 2004 were losses of $42,000 and $238,000, respectively.

Note 3 – Marketable Securities

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds.

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as “available-for-sale,” are recorded at fair value with unrealized gains and losses included in stockholders’ equity. All other equity securities are accounted for using either the cost method or the equity method.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.

Note 4 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	April 30, 2004	October 31, 2003

Raw materials	$615,000	$639,000
Work in process	51,000	25,000
Finished goods	47,000	28,000

	$713,000	$692,000

Note 5 – Net Loss per Share

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net loss	$(3,910,000)	$(2,425,000)	$(7,840,000)	$(3,452,000)

Weighted average shares outstanding - Basic	10,338,011	10,251,968	10,343,740	10,254,106
Dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding - Diluted	10,338,011	10,251,968	10,343,740	10,254,106

Basic loss per share	$(.38)	$(.24)	$(.76)	$(.34)
Diluted loss per share	$(.38)	$(.24)	$(.76)	$(.34)

Stock options to purchase 2,539,150 and 2,303,184 common shares for the three months ended April 30, 2004, and 2003, respectively, and 2,587,039 and 2,308,096 common shares for the six months ended April 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 6 – Subsequent Event

On May 4, 2004, the Company completed its acquisition of NOMOS Corporation (“NOMOS”). Under the terms of the merger agreement, the Company issued approximately 5.3 million shares of common stock and cash of approximately $12 million, in exchange for all of the outstanding capital stock of NOMOS.

The Company has incurred approximately $2.3 million and $1.3 million in acquisition related costs which are included in Other Assets on the Balance Sheet at April 30, 2004 and October 31, 2003, respectively.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “projections”, and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the “1995 Act”) and (ii) releases issued by the Securities and Exchange Commission (“SEC”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

We manufacture, market and sell products for the radiation oncology community, including brachytherapy seeds used in the treatment of prostate cancer, as well as intensity modulated radiation therapy (“IMRT”) products and services.  We have also applied our expertise to manufacture other radioistopic products used in various medical, environmental, research and industrial applications.  In addition, we have been developing a nuclear medicine imaging agent intended to image cell death in patients with cancer or other medical conditions.

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

On May 4, 2004, we closed our acquisition of NOMOS Corporation (“NOMOS”). NOMOS was a privately held developer, manufacturer, and marketer of IMRT products and services.  This acquisition will significantly expand our product offerings to radiation oncologists.  Under the terms of the merger agreement, we issued approximately 5.3 million shares of common stock and paid cash of approximately $12 million, in exchange for all of the outstanding capital stock of NOMOS.

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

Our anticipated expenditures in the development of Hynic-Annexin V are expected to have a continued significant negative impact on our earnings.  Development of this product presents considerable risks including:

•                  We may not have the financial resources to complete development and commercialization of the Hynic-Annexin V program;

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

•                  Clinical trials with respect to these products may not be successful and we may not receive government approvals in a timely manner or at all.  We do not expect to submit our biological license application ("BLA") for Hynic-Annexin V to the FDA for marketing approval for several years. FDA review of a BLA typically takes a minimum of one year.  Our BLA filing date could be extended for a number of reasons, including changes in the regulatory landscape or changes in our strategic initiatives; and

•                  If marketing approval of Hynic-Annexin V is achieved, there is no assurance that any products resulting from our development of Hynic-Annexin V will achieve market acceptance or compete successfully against existing or future diagnostic products intended for similar purposes.

In October 2003, we announced observations from a preliminary internal review of data from our European clinical trials of Hynic-Annexin V.  The data from these observations, which were derived from the first 28 subjects enrolled in these clinical trials, were preliminary and to some extent inconclusive.  Therefore, we have expanded enrollment in our clinical trial program in order to evaluate post treatment assessments at time points other than twenty four hours.   We believe that this clinical trial will be completed during our fiscal quarter ended October 31, 2004. The analyses may result in negative findings, may delay the availability of Hynic-Annexin V as a product candidate and may reveal the need for greater expenditures than currently planned to commercialize Hynic-Annexin V.  Even if further clinical trials produce positive results, these results may not predict results that will be obtained in large-scale clinical trials and there can be no assurance that the clinical trials will demonstrate the safety and efficacy of Hynic-Annexin V or that the clinical trials will lead to any marketable products.

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

Results of Operations

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

Net sales.  Net sales increased $578,000, or 20%, to $3,482,000 for the three months ended April 30, 2004, from $2,904,000 for the three months ended April 30, 2003.  The increase in sales during the quarter ended April 30, 2004, is attributed to an increase in volume of iodine brachytherapy seeds, accessories and ancillary products.

Gross profit.  Gross profit increased $57,000, or 4%, to $1,549,000 for the three months ended April 30, 2004, from $1,492,000 for the three months ended April 30, 2003.  Gross profit as a percent of sales decreased from 51% to 44% during this period.  The decrease in gross profit as a percentage of sales was primarily due to the increase in volume of lower margin products.

Selling Expense.  Selling expenses decreased $137,000, or 14% to $861,000 for the three months ended April 30, 2004, from $998,000 for the three months ended April 30, 2003.  The decrease in selling expenses is primarily attributed to the deployment of our direct sales force during the three months ended April 30, 2003, and to a lesser extent, a reduction in head count in the three months ended April 30, 2004.

General and administrative expenses.  General and administrative (“G&A”) expenses increased $383,000, or 19%, to $2,415,000 for the three months ended April 30, 2004, from $2,032,000 for the three months ended April 30, 2003. The increase is primarily attributed to the inclusion of expenses of PCA (see note 6), with whom we partnered to promote and develop ambulatory surgical centers, and an increase in accounting and legal fees.

Research and development.  Research and development (“R&D”) expenses increased $534,000, or 29%, to $2,347,000 for the three months ended April 30, 2004, from $1,813,000 for the three months ended April 30, 2003.  The increase in R&D spending is primarily due to increase in manufacturing costs of the raw materials associated with our Hynic-Annexin V program. All of our R&D costs are expensed as incurred.

Interest and other income, net.  Interest and other income decreased $762,000, or 82%, to $164,000 for the three months ended April 30, 2004, from $926,000 for the three months ended April 30, 2003. The decrease reflects a one-time gain of $600,000 from sale of our remaining shares of RadioMed Corporation, a privately held company, which occurred during the three months ended April 30, 2003, and by lower interest income as a result of a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates during the period.

Six Months Ended April 30, 2004 Compared to Six Months Ended April 30, 2003

Net sales.  Net sales decreased $1,200,000, or 15%, to $6,845,000 for the six months ended April 30, 2004, from $8,045,000 for the six months ended April 30, 2003.  The decrease in net sales was primarily due to a decrease in unit volume as we transitioned from selling our brachytherapy products through a distributor to selling our products directly to our customers.  Sales for the six months ended April 30, 2003, include approximately three months of distributor sales and approximately three months of direct sales.

Gross profit.  Gross profit decreased $1,783,000, or 37%, to $3,007,000 for the six months ended April 30, 2004, from $4,790,000 for the six months ended April 30, 2003.  Gross profit as a percent of sales decreased from 60% to 44% during this period.  The decrease in gross profit as a percentage of sales was primarily due to reduced economies of scale due to a reduction in brachytherapy unit volume and an increase in the volume of lower margin ancillary services.

Selling Expenses.  Selling expenses remained relatively constant, increasing slightly to $1,646,000 for the six months ended April 30, 2004, from $1,604,000 for the six months ended April 30, 2003.  The increase reflects the timing of marketing programs.

General and administrative expenses.  G&A expenses increased $1,944,000, or 51%, to $5,785,000 for the six months ended April 30, 2004, from $3,841,000 for the six months ended April 30, 2003. The increase is primarily attributed to the $951,000 in severance and non-cash stock compensation expense associated with the resignation of our former chief financial officer, the inclusion of expenses associated with PCA, and an increase in accounting and legal fees.

Research and development.  R&D costs increased $21,000, or 1% to $3,791,000 for the six months ended April 30, 2004, from $3,770,000 for the six months ended April 30, 2003.  These costs primarily represent our continued investment in our Hynic-Annexin V product candidate. All of our R&D cost are expensed as incurred. We anticipate incurring significant costs in the future as we continue our clinical trials in the United States and Europe.  Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Interest and other income.  Interest and other income decreased $909,000, or 71%, to $375,000 for the six months ended April 30, 2004, from $1,284,000 for the six months ended April 30, 2003. The decrease in interest and other income reflects a one-time gain of $600,000 from sale of our remaining shares of RadioMed Corporation, a privately held company, which occurred during the six months ended April 30, 2003, and lower interest income as a result of a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates during the period.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended October 31, 2003, and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

A reserve for sales returns is established based on historical trends in product return rates and is recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected. To date, product returns have not been material to our results of operations.

Goodwill

Our methodology for allocating the purchase price related to purchase acquisitions is determined through established valuation techniques.  Goodwill is measured as the excess of the cost of the acquisition over the amounts assigned to identifiable assets acquired less assumed liabilities.  We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

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

Balance Sheet and Cash Flows

Cash, cash equivalents, cash held in variable interest entity and investments in marketable securities.  At April 30, 2004, we had cash, and cash equivalents, including cash held in variable interest entity and investments in marketable securities aggregating approximately $40.6 million, a decrease of approximately $8.5 million from $49.1 million at October 31, 2003. The decrease was primarily a result of a (i) decrease in net sales as we continue to transition from our distribution agreement with a third party to direct sales of our brachytherapy products, (ii) an increase in general and administrative expenses and (iii) an increase in transaction and integration costs associated with the acquisition of NOMOS.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, including the costs of clinical trials, the impact of the NOMOS acquisition and integration and the timing of payments.

During the quarter ended April 30, 2004, we received $1.3 million from the exercise of stock options and the purchase of shares related to our employee stock purchase plan.  Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

The primary objectives for our investment portfolio are liquidity and safety of principal.  Investments are made to achieve the highest rate of return, consistent with these two objectives.  We invest excess cash in securities with varying maturities to meet projected cash needs.

Equipment and leasehold improvements.  Equipment and leasehold improvements increased approximately $0.6 million to $3.6 million at April 30, 2004, from $3.0 million at October 31, 2003.  The increase reflects capital expenditures of $1.1 million, offset by $0.5 million in depreciation expenses.  Included in the $1.1 million of capital expenditures are $0.5 million in equipment and leasehold improvements of PCA.

Other assets.  At April 30, 2004, other assets were approximately $2.3 million, an increase of approximately $1.0 million from $1.3 million at October 31, 2003.  Other assets consist primarily of capitalized acquisition and integration related costs related to the NOMOS transaction.

Accounts payable and accrued expenses.  Accounts payable and accrued expenses decreased approximately $0.7 million to $6.1 million as of April 30, 2004, from $6.8 million at October 31, 2003. The decrease was primarily a result of partial payment of accrued transaction costs in connection with the NOMOS transaction and the timing of payments to vendors.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the

Consumer Price Index.  We have also entered into contractual arrangements with third parties for (i) services associated with our Hynic-Annexin V development program, (ii) services related to the acquisition of NOMOS, (iii) contingent obligations to PCA, and (iv) installments obligations under a separation agreement.  The contract obligations associated with the Hynic-Annexin V program contain provisions to terminate our payment obligations with 30 to 90 day notification.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$476,000	$419,000	$57,000	$—	$—

Acquisition Costs	12,000,000	12,000,000

Other long-term debt	3,345,000	3,345,000	—	—	—

	$15,821,000	$15,764,000	$57,000	$—	$—

In May 2004, we completed our acquisition of NOMOS. Under the terms of the merger agreement, we issued approximately 5.3 million shares of common stock and paid approximately $12 million in cash in exchange for all the outstanding capital stock of NOMOS.  As of April 30, 2004, we have incurred approximately $2.3 million in acquisition and integration related expenses. We estimate that we will incur approximately $1.2 million in additional direct transaction costs in connection with the merger.

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

•                  Level of capital expenditures; and

•                  Integration of NOMOS and/or acquisition or development of other complementary businesses, technologies or products.

We anticipate continuing significant expenses with respect to our Hynic-Annexin V product candidate over the next several years for clinical trials and development costs. We are unable to estimate with any certainty when, if ever, we will complete the development of our Hynic-Annexin V product candidate or the final cost thereof.  Significant milestone payments to third parties are payable throughout the life of the contracts associated with our licenses of patent rights of technology related to our Hynic-Annexin V product candidate.  We believe that successful completion and receipt of required regulatory approvals allowing marketing will not be earlier than 2007, and additional related costs could be at least $50 million. We may not have the financial resources to complete development and commercialization of the Hynic-Annexin V program.

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

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.  The Interpretation clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003, and are required to be fully implemented no later than the third quarter of 2003. The adoption of FIN 46 resulted in the our consolidation of PCA as a variable interest entity.

In December 2003, the SEC issued SAB No. 104.  SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13.  Selected portions of that document have been incorporated into Topic 13.  We do not believe that SAB 104 will have a material impact on the our financial position, results of operations or cash flows.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised Statement 132”). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting

for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”). Revised Statement 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. We do not believe that Revised Statement 132 will have a material impact on the our financial position, results of operations or cash flows.

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). FSP 106-1 also requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP 106-1 is effective for interim or annual financial statements with fiscal years ending after December 7, 2003. We do not believe that FSP 106-1 will have a material impact on the our financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 requires disclosures on investments in an unrealized loss position. The disclosures are designed to help financial statement users analyze a company’s unrealized losses and to enable them to better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. We do not believe that EITF 03-1 will have a material impact on the our financial position, results of operations or cash flows. We do not believe that EITF 03-1 will have a material impact on the our financial position, results of operations or cash flows.

In April 2004, the FASB issued FASB Staff Position 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” (“FSP 129-1”). FSP 129-1 states that FASB Statement 129 “Disclosure of Information about Capital Structure” (“Statement 129”) applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share in accordance with FASB Statement No. 128, “Earnings per Share.” Paragraph 4 of Statement 129 requires the disclosure of significant terms of the conversion features of the contingently convertible security to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures are to indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted earnings per share, and the reasons why or why not. The guidance in FSP 129-1 is effective immediately upon posting of the final FSP 129-1 to the FASB website and applies to all existing and newly created securities. We do not believe that FSP 129-1 will have a material impact on the our financial position, results of operations or cash flows.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended April 30, 2004, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Item 4.                     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Interim Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)  Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of the evaluation referred to above.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 6.                     Exhibits and Reports on Form 8-K

(a)          Exhibits.

Exhibits No.	Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On February 6, 2004, we filed a report on Form 8-K to announce the resignation of Alan Edrick as our Senior Vice President and Chief Financial Officer, and the appointment of Erik Johnson as our Chief Accounting Officer and Interim Chief Financial Officer.

On February 27, 2004, we furnished a report on Form 8-K (date of earliest event reported February 25, 2004) for the purpose of furnishing our press release and announcing our financial results for the quarter ended January 31, 2004.

On March 5, 2004, we filed a report on Form 8-K (date of earliest event reported March 2, 2004) to announce that we had entered into a Second Amendment to the Agreement and Plan of Merger with NOMOS Corporation.

On March 22, 2004, we filed a report on Form 8-K to announce the signing of the Agency Agreement with NOMOS Corporation.

On April 30, 2004, we filed a report on Form 8-K (date of earliest event reported April 28, 2004) for the purpose of announcing the signing of The First Amendment to the Rights Agreement with U.S. Stock Transfer Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

June 10, 2004	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and
Chief Executive Officer
(Principal Executive Officer)

June 10, 2004	By:	/s/ Erik L. Johnson
		Name:	Erik L. Johnson
		Title:	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)