Form 10-Q
period 2004-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2004-09-20
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

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

☐ Yes     ☒ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of September 20, 2004 was 16,257,437 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART II – FINANCIAL INFORMATION

Item 1.   Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	July 31, 2004	October 31, 2003
	(Unaudited)
Assets

Current Assets
Cash	$232,000	$1,761,000
Marketable securities	14,481,000	32,587,000
Accounts receivable	6,772,000	2,167,000
Inventories	6,529,000	692,000
Income tax receivable	—	496,000
Prepaid and other current assets	2,929,000	1,053,000
Total current assets	30,943,000	38,756,000
Non-current marketable securities	8,362,000	14,767,000
Equipment and leasehold improvements	4,315,000	2,996,000
Goodwill	22,932,000	3,866,000
Intangible assets	27,426,000	813,000
Other assets	122,000	1,334,000
Total assets	$94,100,000	$62,532,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$5,196,000	$1,620,000
Accrued expenses	8,120,000	5,166,000
Deferred revenue	5,786,000	—
Total current liabilities	19,102,000	6,786,0000
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,276,437 and 10,298,241 shares issued; 16,257,437 and 10,279,241 shares outstanding as of July 31, 2004 and October 31, 2003, respectively	166,000	103,000
Additional paid-in capital	120,818,000	74,343,000
Treasury stock, at cost – 19,000 shares	(129,000)	(129,000)
Accumulated deficit	(45,857,000)	(18,571,000)
Total stockholders’ equity	74,998,000	55,746,000
Total liabilities and stockholders’ equity	$94,100,000	$62,532,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net Sales	$8,137,000	$3,011,000	$14,982,000	$11,056,000

Cost of goods sold	4,801,000	1,733,000	8,639,000	4,988,000
Gross profit	3,336,000	1,278,000	6,343,000	6,068,000

Selling expenses	2,273,000	889,000	3,919,000	2,463,000
General and administrative expenses	3,817,000	1,815,000	9,602,000	5,686,000
Research and development	3,269,000	1,661,000	7,060,000	5,431,000
In-process research and development	7,800,000	—	7,800,000	—
Impairment of goodwill and long-lived assets	4,681,000	—	4,681,000	—
Merger and integration costs	1,056,000	—	1,056,000	—
Costs of Parker/Hunter settlement	1,100,000	—	—	—
Recovery of legal settlement costs from NOMOS selling shareholders’ escrow	(1,100,000)	—	—	—
Loss from operations	(19,560,000)	(3,087,000)	(27,775,000)	(7,512,000)

Interest and other income, net	114,000	250,000	489,000	1,534,000
Loss before provision for income taxes	(19,446,000)	(2,837,000)	(27,286,000)	(5,978,000)

Provision for income taxes	—	—	—	—
Loss before cumulative effect of change in accounting principle	(19,446,000)	(2,837,000)	(27,286,000)	(5,978,000)

Cumulative effect of change in accounting principle	—	—	—	311,000
Net loss	$(19,446,000)	$(2,837,000)	$(27,286,000)	$(6,289,000)

Basic and diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(1.24)	$(0.28)	$(2.24)	$(0.58)

Cumulative effect of change in accounting principle	—	—	—	(0.03)
Net loss	$(1.24)	$(0.28)	$(2.24)	$(0.61)

Shares used in per share calculations:

Basic and diluted	15,679,214	10,259,002	12,193,057	10,252,661

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(27,286,000)	$(6,289,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	311,000
Depreciation and amortization	1,280,000	698,000
Stock-based compensation	351,000	47,000
Provision for doubtful accounts	44,000	17,000
Gain on sale of marketable securities	—	(600,000)
Impairment of long-lived assets	4,681,000	—
Write-off of in-process research and development	7,800,000	—
Write-off of licenses and equipment	14,000	217,000
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,742,000)	375,000
Inventories	(1,244,000)	(127,000)
Prepaid and other current assets	(158,000)	(440,000)
Accounts payable	1,483,000	(57,000)
Accrued expenses	(1,849,000)	462,000
Income tax receivable	496,000	1,006,000
Deferred revenue	1,046,000	—
Net cash used in operating activities	(15,084,000)	(4,380,000)

Cash flows from investing activities:
Proceeds from sale of marketable securities	40,886,000	28,434,000
Purchase of marketable securities	(16,375,000)	(24,766,000)
Proceeds from sale of non-marketable securities	—	408,000
Purchase of licenses	(75,000)	(35,000)
NOMOS acquisition, net of cash acquired	(13,248,000)	—
Capital expenditures	(1,251,000)	(376,000)
Net cash provided by investing activities	9,937,000	3,665,000

Cash flow from financing activities:
Purchase of common stock	—	(129,000)
Proceeds from exercise of stock options and stock purchase plan	3,618,000	171,000
Net cash provided by finance activities	3,618,000	42,000
Net decrease in cash and cash equivalents	(1,529,000)	(673,000)

Cash and cash equivalents at beginning of period	1,761,000	2,708,000
Cash and cash equivalents at end of period	$232,000	$2,035,000

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

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the year ended October 31, 2003.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net loss, as reported	$(19,446,000)	$(2,837,000)	$(27,286,000)	$(6,289,000)
Add: stock-based compensation recognized	—	—	351,000	47,000
Less: total stock-based compensation (1)	(450,000)	(539,000)	(2,048,000)	(1,666,000)
Net loss, as adjusted	$(19,896,000)	$(3,376,000)	$(28,983,000)	$(7,908,000)
Basic and diluted loss per share, as reported	$(1.24)	$(0.28)	$(2.24)	$(0.61)
Basic and diluted loss per share, as adjusted	$(1.27)	$(0.33)	$(2.38)	$(0.77)

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

Revenue Recognition

The Company sells products for the radiation oncology community, including brachytherapy seeds used in the treatment of cancer, as well as intensity modulated radiation therapy (“IMRT”) and image guidance radiation therapy (“IGRT”) products and services.  Product revenue consists of brachytherapy and related products sales.  Software revenues consist of IMRT and IGRT product sales.

Product revenue

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB 104 which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue recognition is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown.

Software revenue

The Company’s software revenue is generated from the sale of advanced medical equipment products.  The software element of the Company’s products is deemed an essential element of the functionality of the product.  Maintenance and support are provided with the initial product sale for a twelve month period.  The maintenance and support is renewable annually or longer, at the customer’s discretion.

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”.  Under the provisions of SOP 97-2, the Company recognizes software revenue upon delivery and acceptance, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable, and the Company is not involved in providing services that are essential to the functionality of the product.

The Company’s software sales are generally multiple element arrangements, which could include the product, first year annual maintenance and support, and training and installation.  Revenues from the multiple elements arrangements are allocated to each element based on the relative fair value of the elements.  If the fair value of the element exists, the determination is based on vendor specific objective evidence.  If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value of each element does exist or until all elements of the arrangement are delivered.  If in a multiple element arrangement, fair value does not exist for one or more of the undelivered elements, the residual method of accounting is applied.  Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

Services revenues are derived mainly from maintenance and support contracts and are recognized on a straight-line basis over the term of the contract. Payments for maintenance revenues are normally received in advance and are nonrefundable.

Note 2 – Variable Interest Entity

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”).  Under the agreement, the Company is obligated to make periodic advances subject to PCA achieving certain milestones.  The secured note bears interest at 6% per annum and is repayable in four installments commencing on December 1, 2004, with all unpaid principal and interest due on September 1, 2005.

As of July 31, 2004, the Company’s advances to PCA totaled $700,000, with an obligation, contingent upon certain milestones, to advance an additional $500,000. The Company has no equity interest in PCA.

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

The Company has determined that PCA is a VIE since it does not have sufficient equity at risk for the entity to finance its activities. FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated PCA as a VIE, regardless of the Company not having an equity interest in PCA and its creditors having no recourse against the Company.

Consolidation of the PCA as of July 31, 2004, and October 31, 2003 resulted in the consolidation of cash of $148,000 and $350,000, respectively, which is held by PCA.  The consolidated balance sheet of July 31, 2004 also included $103,000 in accounts receivable, $493,000 of equipment and leasehold improvements, and $732,000 of accounts payable and accrued expenses from PCA.  Consolidation of PCA’s results of operations for the three and nine months ended July 31, 2004 resulted in a net loss of $418,000 and $656,000, respectively.

Note 3 – Marketable Securities

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds.

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as “available-for-sale,” and are recorded at fair value with unrealized gains and losses included in stockholders’ equity.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If a decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.

Note 4 - Accounts Receivable

Accounts receivable consist of the following:

	July 31, 2004	October 31, 2003
Accounts receivable	$6,919,000	$2,270,000
Less: allowance for doubtful accounts	(147,000)	(103,000)
	$6,772,000	$2,167,000

Note 5 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	July 31, 2004	October 31, 2003
Raw materials	$5,982,000	$639,000
Work in process	85,000	25,000
Finished goods	462,000	28,000
	$6,529,000	$692,000

Note 6 – Intangible Assets

Intangible assets consist of the following:

	July 31, 2004	October 31, 2003
Customer relationships	$1,052,000	$52,000
Trade names	7,726,000	26,000
Technology	19,033,000	233,000
Licenses and patents	98,000	592,000
	27,909,000	903,000
Less: accumulated amortization	(483,000)	(90,000)
	$27,426,000	$813,000

Amortization expense was $434,000 and $8,000 for the three months ended July 31, 2004 and 2003, and $467,000 and $20,000 for the nine months ended July 31, 2004, and 2003, respectively.

Note 7 – Net Loss per Share

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

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003

Net loss	$(19,446,000)	$(2,837,000)	$(27,286,000)	$(6,289,000)
Weighted average shares outstanding - basic	15,679,214	10,259,002	12,193,057	10,252,661
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	15,679,214	10,259,002	12,193,057	10,252,661
Basic loss per share	$(1.24)	$(0.28)	$(2.24)	$(0.61)
Diluted loss per share	$(1.24)	$(0.28)	$(2.24)	$(0.61)

Stock options and warrants to purchase 3,485,081 and 2,317,897 common shares for the three months ended July 31, 2004, and 2003, respectively, and 3,793,649 and 2,308,096 common shares for the nine months ended July 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 8 – Acquisition of NOMOS

On May 4, 2004, the Company acquired NOMOS Corporation (“NOMOS”).  The results of NOMOS have been included in the consolidated financial statements from the date of acquisition. NOMOS develops, markets and sells medical devices used in external beam radiation. As a result of the acquisition, the Company expects to benefit from a further diversified and expanded product line in the radiation oncology medical device industry.

The purchase price of approximately $58 million consisted of $12 million in cash, the issuance of 5.3 million shares of the Company’s common stock with a fair value of approximately $38 million, the assumption of 2.0 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $0.4 million.  The fair value of the common stock used in determining the purchase price was $7.21 per share based on the average of the closing price of the common stock for the period two days before and after the October 27, 2003 merger agreement announcement date. The stock options and warrants, which fully vested at the acquisition date, were valued using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 4.5%, volatility factor of 60%, expected term of 1.5 years for stock options, contractual term of 0.5 years for warrants and no dividend yield. The acquisition was accomplished through a reverse triangular merger into a wholly owned subsidiary of the Company, and is reflected in the Company’s financial statements, including the footnotes thereto, as the IMRT/IGRT operating segment.

Pursuant to the purchase agreement, approximately 15.8% of the shares of common stock and cash otherwise payable to the NOMOS shareholders were deposited into two separate escrow funds.  With respect to the first escrow fund, 526,810 shares of the Company’s common stock and $1.2 million of cash will be held for a period of two years following the acquisition date, as a source of reimbursement for losses arising from any breach by NOMOS of its representations or obligations under the purchase agreement.  With respect to the second escrow fund, 307,617 shares of the Company’s common stock and $700,800 of cash will held to serve a solely as source of reimbursement for any losses incurred in connection with the demand made against NOMOS by Parker/Hunter Incorporated (See Note 11).

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition as follows:

Cash	$1,771,000
Accounts receivable	2,908,000
Inventories	4,593,000
Equipment and leasehold improvements	1,423,000
In-process research and development	7,800,000
Acquired identifiable intangible assets	27,500,000
Goodwill	22,725,000
Other current and long term assets	508,000
Accounts payable	(2,097,000)
Accrued expenses	(4,410,000)
Deferred revenue	(4,740,000)
Total	$57,981,000

The amount allocated to in-process research and development (“IPR&D”) represents an estimate of the fair value of purchased in-process technology for research projects that as of the acquisition date, will not have reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable likelihood of technical success existed were included in the estimated fair value. The estimated fair value of the IPR&D to be acquired in the merger was determined based on applying a 20% discount rate to the forecast of the estimated net future cash flows for each project, adjusted for the estimated probability of technical success for each research project. IPR&D was expensed during the three months ended July 31, 2004. Ongoing in-process research and development projects are generally focused on developing enhancements and adding features and functionality that allow existing products to more effectively and efficiently treat cancers found in disease sites, such as liver and breast, for which our products, due to certain design limitations, have traditionally not been used. Strategically, this should enable the Company to expand the market for its products rather than to simply maintain the existing revenue base. Significant investment in research and development has been, and will continue to be, necessary to enhance existing products, develop new products and to allow the combined company to generate new product sales to further penetrate and expand geographic markets for its products.

The value assigned to IPR&D was comprised of the following projects: BAT® with optical tracking, which was released in the three months ended July 31, 2004 ($6.4 million), development of a significantly enhanced treatment planning system which is expected to be released in fiscal 2005 ($0.6 million), and a treatment planning product, which is expected to incorporate enhanced technology with Monte Carlo based simulation capabilities which is expected to be released in fiscal 2006 ($0.5 million), and other smaller projects ($0.3 million). Each product development has a risk of failure or delay in introduction that could result in diminished overall cash flows should the product not be introduced to the market as currently anticipated. Continued product innovation and timely release of IPR&D projects, once integrated and redefined as necessary, are believed to be fundamental to the success of the combined company.

The amounts allocated to IPR&D, and other intangible assets for financial reporting purposes will not result in future income tax deductions since the acquisition is expected to be a nontaxable transaction. The deferred tax liabilities related to such temporary differences were offset by deferred tax assets (primarily net operating loss carryforwards subject to change in ownership provisions of Internal Revenue Service Code Section 382) in the purchase price allocation. The Company provided a full valuation allowance against the remaining net deferred tax assets since realization cannot be sufficiently assured. The Company intends to file consolidated and combined federal and state income tax returns with NOMOS following the consummation of the merger. Goodwill is not deductible for income tax purposes. Accordingly, no provision or benefit for income taxes were recognized in the accompanying pro forma results of operations.

The acquired identifiable intangible assets will be amortized over their useful lives as follows:

	Amount	Useful Lives (in years)
Purchased technology	$18,800,000	12 – no residual value
Existing customer relationships	1,000,000	10 – no residual value
Trademark	7,700,000	Indefinite
Total	$27,500,000

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of each period presented:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003

Revenue	$8,137,000	$10,508,000	$29,221,000	$34,737,000
Loss before cumulative effect of accounting change (1)	(10,590,000)	(3,646,000)	(23,195,000)	(6,016,000)
Net loss(1)	(10,590,000)	(3,646,000)	(23,195,000)	(6,327,000)
Net loss per share, basic and diluted	(0.68)	(0.23)	(1.47)	(0.41)

(1) Excludes a $7.8 million charge for IPR&D and $1.1 million in merger and integration costs associated with the acquisition of NOMOS.

The impact of the change in revenue recognition of the BAT® from SAB 101 to SOP 97-2 for the periods presented on revenues was an increase of $0.5 million for the three months ended July 31, 2003, and an increase of $1.8 million and $0.5 million for the nine months ended July 31, 2003 and 2004, respectively.  The impact of the change in revenue recognition of the BAT® from SAB 101 to SOP 97-2 for the periods presented on net loss was a decrease in net loss of $0.1 million for the three months ended July 31, 2003 and an a decrease in net loss of $1.0 million and $0.3 million for the nine months ended July 31, 2004 and 2003, respectively.

The unaudited pro forma financial information above reflects the Company’s decision to adopt the revenue recognition policy under SOP 97-2 with respect to sales of its BAT® product.  Prior to the acquisition by the Company on May 4, 2004, NOMOS had recognized revenue of the BAT® product under SAB 101.  The Company has determined that revenue recognition of the BAT® product should be accounted for under SOP 97-2 so it has restated the NOMOS historical financial results utilized in the pro forma information above to be consistent with results presented for the three and nine months ended July 31, 2004.  In view of this change in revenue recognition with respect to its BAT® product, the financial results presented in the Forms 8-K/A dated July 19, 2004, should not be relied upon.

Note 9 – Segment Information

The Company’s operations are divided into three segments based upon a combination of factors including: product produced, manufacturing process and management oversight.  The Company’s three segments are: IMRT/IGRT, Radiation Sources, and Theseus. IMRT/IGRT develops and markets products used during external beam radiation therapy for the treatment of cancer.  Radiation Sources develops and markets radioisotopic products including brachytherapy seeds and accessories used in the treatment of cancer and non-therapeutic products used in medical, environmental, research and industrial applications.  Theseus has been developing a radiopharmaceutical imaging agent for various medical diagnostic and monitoring functions, including the management of chemotherapy treatment.  However, in August 2004, the Company elected to discontinue operating Theseus, effective on or about September 15, 2004 (Note 10).

The Company evaluates performance and allocates resources based on operating results and development milestones.  The accounting polices of the reportable segments are the same as those described in Note 1 in the summary of significant accounting policies.  There are no inter-company sales or profits.

The Company’s segments are business units that either offer different products and are managed separately because they operate with distinct manufacturing and development processes.

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Revenues

IMRT/IGRT	$4,977,000	$—	$4,977,000	$—
Radiation Sources	3,160,000	3,011,000	10,005,000	11,056,000
Theseus	—	—	—	—
	$8,137,000	$3,011,000	$14,982,000	$11,056,000

Loss from Operations

IMRT/IGRT	$(10,499,000)	$—	$(10,499,000)	$—
Radiation Sources	(2,639,000)	(1,238,000)	(6,726,000)	(1,600,000)
Theseus	(6,422,000)	(1,849,000)	(10,550,000)	(5,912,000)
	$(19,560,000)	$(3,087.000)	$(27,775,000)	$(7,512,000)

	July 31, 2004	October 31, 2003
Goodwill

IMRT/IGRT	$22,725,000	$—
Radiation Sources	207,000	207,000
Theseus	—	3,659,000
Total goodwill	$22,932,000	$3,866,000

Total Assets

IMRT/IGRT	$59,423,000	$—
Radiation Sources	33,532,000	57,790,000
Theseus	45,000	4,742,000
Total assets	$93,000,000	$62,532,000

Note 10 – Impairment of Goodwill and Long-lived Assets

During the quarter ended July 31, 2004, the Company determined that it needed to review the carrying value of its Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program.  Discussions with various financing and potential strategic partners ceased in August 2004 which resulted in the Company’s decision to discontinue the operations of Theseus on or about September 15, 2004.  The Company determined that the carrying value of its assets exceeded their fair value and therefore recorded a $4.7 million charge for the impairment of goodwill and long-lived assets of Theseus during the three months ended July 31, 2004.

The Company expects to incur additional costs of approximately $1.1 million in severance, license termination fees and facility shut-down costs during the quarter ended October 31, 2004.

The impairment of goodwill and long-lived assets consisted of the following:

Goodwill	$3,659,000
Licenses and patents	481,000
Equipment and leasehold improvements	541,000
Total	$4,681,000

Note 11 - Litigation

In March 2004, Parker/Hunter Incorporated (“Parker/Hunter”) filed a complaint against NOMOS, alleging breach by NOMOS of an investment banking fee arrangement.  NOMOS filed an answer denying all substantive allegations of liability.  In May 2004, NOMOS became a wholly-owned subsidiary of the Company (See Note 8).  In August 2004, the Company paid Parker/Hunter $1.1 million in settlement of all claims related to its complaint filed against NOMOS.

As part of the Company’s agreement and plan of merger with NOMOS, the Company placed into escrow 307,617 shares of common stock and $701,000 cash of the NOMOS purchase consideration to cover the anticipated settlement costs of the Parker/Hunter litigation.  The Company will seek reimbursement of the $1.1 million paid to Parker/Hunter from the escrowed funds and the remaining balance will be distributed to the former shareholders of NOMOS.

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

Overview

We manufacture, market and sell products for the radiation oncology community, including brachytherapy seeds and ancillary devices used primarily in the treatment of prostate cancer, as well as intensity modulated and image guidance radiation therapy products and services for localization and treatment of cancer.  Our business is organized into three operating segments: IMRT/IGRT, Radiation Sources, and Theseus.

IMRT/IGRT develops and markets intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products used in external beam radiation therapy for the treatment of cancer. Radiation Sources develops and markets radioisotopic products including brachytherapy seeds, accessories and calibration sources used in the treatment of cancer and in medical, environmental, research and industrial applications. Theseus was discontinued on or about September 15, 2004 and had been developing radiopharmaceutical agents for various medical diagnostic and monitoring functions, including the management of chemotherapy treatment.

From 1998 to January 2003, our brachytherapy seeds were distributed under an exclusive agreement with a third party distributor.  In January 2003, the agreement terminated and we began to market and sell our brachytherapy products directly to health care providers.  Future revenues and gross profit relating to our brachytherapy products will depend on several factors, including our ability to successfully directly market and distribute our brachytherapy products, to withstand pricing pressure from competition, and to successfully enter in agreements with group purchasing organizations.

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”). NOMOS was a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services.  This acquisition will significantly expand our product offerings to radiation oncologists.  Under the terms of the agreement and plan of merger we paid approximately $58 million consisting of $12 million in cash, the issuance of 5.3 million shares of the Company’s common stock with a fair value of approximately $38 million, the assumption of 2.0 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $0.4 million in exchange for all of the outstanding capital stock of NOMOS.  We manage this business as our IMRT/IGRT operating segment.

On August 27, 2004, our board of directors unanimously adopted management’s recommendation to cease operations at Theseus on or about September 15, 2004.  As result of this decision, we incurred an impairment charge of $4.7 million during the three months ended July 31, 2004.  We expect to incur an additional $1.1 million in costs associated with the termination of operations during the three months ended October 31, 2004.

Results of Operations

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Net sales.  Net sales increased $5.1 million, or 170%, to $8.1 million for the three months ended July 31, 2004, from $3.0 million for the three months ended July 31, 2003.  The increase in sales during the quarter ended July 31, 2004, is primarily attributed to the acquisition of NOMOS (our IMRT/IGRT business) in May 2004 ($5.0 million) and the acquisition of Radiation Therapy Products (“RTP”) in August of 2003 ($0.1 million).

Gross profit.  Gross profit increased $2.0 million, or 161%, to $3.3 million for the three months ended July 31, 2004, from $1.3 million for the three months ended July 31, 2003.  Gross profit as a percentage of sales decreased from 42% to 41% during this period.  Gross profit during the three months ended July 31, 2004 consisted of $2.0 million or 40% of sales from IMRT/IGRT and $1.3 million or 43% of sales from Radiation Sources.  The increase in gross profit and the decrease in gross profit as percentage of sales were both attributable to our IMRT/IGRT business acquired in May 2004. Gross profit as a percent of sales may vary due to changes in the mix of IMRT/IGRT and Radiation Sources products sold.

Selling Expense.  Selling expenses increased $1.4 million, or 156% to $2.3 million for the three months ended July 31, 2004, from $0.9 million for the three months ended July 31, 2003.  The increase in selling expense is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004.

General and administrative expenses.  General and administrative (“G&A”) expenses increased $2.0 million, or 110%, to $3.8 million for the three months ended July 31, 2004, from $1.8 million for the three months ended July 31, 2003. The increase is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004 ($0.9 million), the inclusion of personnel costs and professional fees associated with Prostate Centers of America(“PCA”) ($0.7 million) as further described in Note 2, and an increase in accounting, legal and insurance costs ($0.4 million).

Research and development.  Research and development (“R&D”) expenses increased $1.6 million, or 97%, to $3.3 million for the three months ended July 31, 2004, from $1.7 million for the three months ended July 31, 2003.  The increase is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004 ($1.8 million), offset by a decrease in costs of our Hynic-Annexin V program.

In-process research and development.  During the three months ended July 31, 2004, we incurred a charge of $7.8 million for in-process research and development (“IPR&D”) related to the acquisition of our IMRT/IGRT business (See Note 8).

Impairment of goodwill and long-lived assets.  Since we acquired Theseus in October 2000, it has incurred over $30 million in operating losses, and the projected expenditures in the development of Hynic-Annexin V are expected to have a continued significant negative impact on our earnings and cash flow.  We believe that successful completion and receipt of required regulatory approvals allowing marketing will not occur earlier than 2007, and additional related costs could be at least $50 million.  As a result, during the quarter ended July 31, 2004, we determined that we needed to review the carrying value of the Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program.  Discussions with various financing and potential strategic partners ceased in August 2004 which resulted in our decision to discontinue the operations of Theseus on or about September 15, 2004.  We determined that the carrying value of the Theseus assets exceeded their fair value and therefore recorded a $4.7 million charge for the impairment of goodwill and long-lived assets of Theseus during the three months ended July 31, 2004.  In addition, we expect to incur additional costs of approximately $1.1 million in severance, license termination fees and facility shut-down costs for Theseus during the quarter ended October 31, 2004.

Merger and integration costs.  During the three months ended July 31, 2004, we incurred merger and integration charges of $1.1 million in connection with the acquisition of our IMRT/IGRT business. The charge includes the severance and consulting costs.

Interest and other income, net.  Interest and other income decreased $136,000, or 54%, to $114,000 for the three months ended July 31, 2004, from $250,000 for the three months ended July 31, 2003. The decrease is attributed to smaller portfolio of marketable securities.

Provision for Income Taxes.  We did not recognize a tax benefit for results of operations for the three months ended July 31, 2004 and 2003, due to the uncertainty of our ability to fully recognize the benefit of our deferred tax assets.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Net sales.  Net sales increased $3.9 million, or 36%, to $15.0 million for the nine months ended July 31, 2004, from $11.1 million for the nine months ended July 31, 2003.  The increase in net sales is primarily attributed to our IMRT/IGRT business acquired in May 2004 ($5.0 million) and the acquisition of RTP in August of 2003 ($0.3 million), offset by a decrease in our other Radiation Sources business ($1.4 million).  The decrease in Radiation Sources is due to a decline in unit volume that we attribute to our transition from selling our brachytherapy products through a distributor to selling them directly to our customers during the nine months ended July 31, 2003.

Gross profit.  Gross profit increased $0.2 million, or 5%, to $6.3 million for the nine months ended July 31, 2004, from $6.1 million for the nine months ended July 31, 2003.  Gross profit as a percent of sales decreased from 55% to 42% during this period.  The increase in gross profit is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004 ($2.0 million), offset by a decrease in gross profit from the sale of Radiation Sources ($1.7 million). The decrease in gross profit as a percentage of sales is due to both the lower margin on IMRT/IGRT (40% of sales) and a lower gross profit margin in Radiation Sources (43% of sales).  The decrease in gross profit dollars and as a percentage of sales of Radiation Sources was primarily due to reduced economies of scale due to a reduction in brachytherapy unit volume and an increase in the volume of lower margin ancillary services.  This decline in unit volume is attributed to our transition from selling through a distributor to selling direct during the second fiscal quarter of 2003. Gross profit as a percent of sales may vary due to changes in the mix of IMRT/IGRT and Radiation Sources products sold.

Selling Expenses.  Selling expenses increased $1.4 million, or 59% to $3.9 million for the nine months ended July 31, 2004, from $2.5 million for the nine months ended July 31, 2003. The increase is attributable to sales and marketing costs of our IMRT/IGRT business acquired in May 2004.

General and administrative expenses.  G&A expenses increased $3.9 million, or 69% to $9.6 million for the nine months ended July 31, 2004, from $5.7 million for the nine months ended July 31, 2003.  The increase is attributed to our business segments as follows: $0.9 million attributed to the acquisition of our IMRT/IGRT, $2.7 million to Radiation Sources and $0.3 million to Theseus. The increase in G&A attributable to Radiation Sources is due primarily to severance and non-cash stock compensation expense associated with the resignation of our former chief financial officer ($1.0 million), the inclusion of expenses associated with PCA ($0.7 million), an increase in personnel costs ($0.9 million), and accounting, legal and insurance costs ($0.4 million).

Research and development.  R&D expenses increased $1.6 million, or 30%, to $7.1 million for the nine months ended July 31, 2004, from $5.4 million for the nine months ended July 31, 2003.  The increase is primarily attributed to our IMRT/IGRT business acquired in May 2004.

In-process research and development.  During the nine months ended July 31, 2004, we incurred a charge of $7.8 million for in-process research and development (“IPR&D”) related to the acquisition of our IMRT/IGRT business (See Note 8).

Impairment of goodwill and long-lived assets.  Since we acquired Theseus in October 2000, it has incurred over $30 million in operating losses, and the projected expenditures in the development of Hynic-Annexin V are expected to have a continued significant negative impact on our earnings and cash flow.  We believe that successful completion and receipt of required regulatory approvals allowing marketing will not occur earlier than 2007, and additional related costs could be at least $50 million.  As a result, during the quarter ended July 31, 2004, we determined that we needed to review the carrying value of the Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program.  Discussions with various financing and potential strategic partners ceased in August 2004 which resulted in our decision to discontinue the operations of Theseus on or about September 15, 2004.  We determined that the carrying value of the Theseus assets exceeded their fair value and therefore recorded a $4.7 million charge for the impairment of goodwill and long-lived assets of Theseus during the three months ended July 31, 2004.  In addition, we expect to incur additional costs of approximately $1.1 million in severance, license termination fees and facility shut-down costs for Theseus during the quarter ended October 31, 2004.

Merger and integration costs.  During the nine months ended July 31, 2004, we incurred merger and integration costs of $1.1 million in connection with the acquisition of our IMRT/IGRT business. The charge includes severance and consulting costs.

Interest and other income.  Interest and other income decreased $1.0 million, or 68%, to $0.5 million for the nine months ended July 31, 2004, from $1.5 million for the nine months ended July 31, 2003. The decrease in interest and other income reflects a one-time gain of $0.6 million from the sale of our remaining shares of RadioMed Corporation, a privately held company, which occurred during the nine months ended July 31, 2003, and lower interest income as a result of a general decline in our available marketable securities.

Provision for Income Taxes.  We did not recognize a tax benefit for results of operations for the nine months ended July 31, 2004 and 2003, due to the uncertainty of our ability to fully recognize the benefit of our deferred tax assets.

Cumulative effect of change in accounting principle.  During the nine months ended July 31, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” for recording future decommissioning costs related to our leased manufacturing and research facilities.  Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company’s estimated future asset retirement obligation.  In adopting this pronouncement, we recognized a charge of $311,000 which is reported in the caption “Cumulative effect of change in accounting principle.”

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements. Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended October 31, 2003, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We sell products for the radiation oncology community, including brachytherapy seeds used in the treatment of cancer, as well as intensity modulated radiation therapy (“IMRT”) and image guidance radiation therapy (“IGRT”) products and services.  Product revenue consists of brachytherapy and related products sales.  Software revenues consist of IMRT and IGRT product sales.

Product revenue

We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB 104 which supercedes SAB no. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, we recognize revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue recognition is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown.

Software revenue

Our software revenue is generated from the sale of advanced medical equipment products.  The software element of our products is deemed an essential element of the functionality of the product.  Maintenance and support are provided with the initial product sale for a twelve month period.  The maintenance and support is renewable annually or longer, at the customer’s discretion.

We recognize revenue in accordance with the provisions of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”.  Under the provisions of SOP 97-2, we recognize software revenue upon delivery and acceptance, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable, and we are not involved in providing services that are essential to the functionality of the product.

Our software sales are generally multiple element arrangements, which could include the product, first year annual maintenance and support, and training and installation.  Revenues from the multiple element arrangements are allocated to each element based on the relative fair value of the elements.  If the fair value of the element exists, the determination is based on vendor specific objective evidence.  If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value of each element does exist or until all elements of the arrangement are delivered.  If in a multiple element arrangement, fair value does not exist for one or more of the undelivered elements, the residual method of accounting is applied.  Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

Service revenue

Service revenues are derived mainly from maintenance and support contracts and are recognized on a straight-line basis over the term of the contract. Payments for maintenance revenues are normally received in advance and are nonrefundable.

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

Loss Contingencies

We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of the loss.  We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We evaluate, among other factors, the degree of probability of an unfavorable outcome and an estimate of the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When we determine that it is probable that a loss has been incurred and the amount can be reasonably estimated, the effect is recorded promptly in the consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of our existing legal matters will have a material adverse effect on our financial condition or results of operations.

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

Balance Sheet and Cash Flows

Cash, cash equivalents, and investments in marketable securities.  At July 31, 2004, we had cash and cash equivalents, and investments in marketable securities aggregating approximately $23.1 million, a decrease of approximately $26.0 million from $49.1 million at October 31, 2003. The decrease was primarily attributed to net cash payments of $13.2 million for the acquisition of NOMOS, $15.1 million used in operating activities, and $1.3 million used for capital expenditures, partially offset by $3.6 million in cash received from the exercise of stock options and the employee stock purchase plan.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, the impact of the NOMOS integration and the timing of payments.

During the quarter ended July 31, 2004, we received $3.3 million from the exercise of stock options and the purchase of shares related to our employee stock purchase plan.  Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

The primary objectives for our investment portfolio are liquidity and safety of principal.  Investments are made to achieve the highest rate of return, consistent with these two objectives.  We invest excess cash in securities with varying maturities to meet projected cash needs.

Equipment and leasehold improvements.  Equipment and leasehold improvements (“Fixed Assets”) increased approximately $1.3 million to $4.3 million at July 31, 2004, from $3.0 million at October 31, 2003.  The increase in Fixed Assets reflects capital expenditures of $1.2 million and the acquisition of NOMOS equipment and leasehold improvements of $1.4 million offset by $0.8 million in depreciation expense and a write down for impairment of $0.5 million (See Note 9).  Included in the $1.2 million of capital expenditures are $0.5 million in equipment and leasehold improvements of PCA.

Other assets.  At July 31, 2004, other assets were approximately $0.1 million, a decrease of approximately $1.2 million from $1.3 million at October 31, 2003.  The decrease in other assets was due to the reclassification of capitalized transaction costs of the NOMOS acquisition as part of the purchase price allocation (See Note 8).

Accounts payable and accrued expenses.  Accounts payable and accrued expenses increased approximately $5.3 million to $12.1 million as of July 31, 2004, from $6.8 million at October 31, 2003. The increase was a result of an assumption of liabilities as part of the purchase price allocation associated with the NOMOS acquisition (See Note 8).

Deferred revenue.  Deferred revenue increased approximately $5.8 million from October 31, 2003 to July 31, 2004. The increase was attributable to our IMRT/IGRT business acquired in May 2004.  Deferred revenue consists of unearned service revenue and from the deferral of software product revenue where customer acceptance has not been received or for new products where acceptance by our customers has not been clearly established.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.  We have also entered into contractual arrangements with third parties for (i) services associated with our Hynic-Annexin V development program, (ii) services related to the acquisition of NOMOS, (iii) contingent obligations to PCA, and (iv) commitments to suppliers under blanket purchase orders.

	Payments by Due Date
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$4,913,000	$1,038,000	$636,000	$1,476,000	$1,763,000
Theseus commitments	560,000	560,000	—	—	—
Purchase commitments	1,930,000	1,930,000
	$7,400,000	$3,528,000	$636,000	$1,476,000	$1,763,000

We believe our current cash and marketable securities will be sufficient to support our operations and planned expansion for at least the next twelve months. On August 27, 2004, our board of directors unanimously adopted management’s recommendation to cease operations at Theseus on or about September 15, 2004.  As result of this decision, we plan to redirect capital resources that would have been invested in Theseus towards the development of other product lines and working capital requirements of our IMRT/IGRT and Radiation Sources businesses.

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

•      Level of capital expenditures; and

•      Acquisition or development of other businesses, technologies or products.

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

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB No. 104.  SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13.  Selected portions of that document have been incorporated into Topic 13.  The adoption of SAB No. 104 did not have a material impact on our financial position, results of operations or cash flows.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised Statement 132”). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Revised Statement 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. Revised Statement 132 is not applicable and therefore did not have a material impact on our financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 requires disclosures on investments in an unrealized loss position. The disclosures are designed to help financial statement users analyze a company’s unrealized losses and to enable them to better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. The adoption of EITF 03-1 did not have a material impact on our financial position, results of operations or cash flows.

In June 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. FSP 106-2 is expected to be effective for the first interim period beginning after June 15, 2004. We do not anticipate FSP 106-2’s recognition, measurement and disclosure provisions will have a significant impact on our financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended July 31, 2004, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 4.    Submission of Matters to a Vote of Security Holders

On May 3, 2004, we held a special meeting of stockholders to vote on (i). the approval of the agreement and plan of merger, by and among the Company, AM Capital I, Inc., and NOMOS (the “Merger Agreement”)and the issuance of shares of the Company’s common stock under the Merger Agreement and other transactions contemplated by the Merger Agreement (“NOMOS Acquisition”); (ii). the approval of an amendment to the Amended and Restated 1996 Stock Option Plan to permit the issuance of replacement stock options in connection with the merger or consolidation (“Replacement Options”); and (iii). the approval of an amendment to the Amended and Restated 1996 Stock Option Plan to increase the maximum number of shares available under the plan from 4.0 million shares to 4.6 million shares (“Increase Shares of 1996 Option Plan”).  The results of the votes were as follows:

Proposal	For	Withheld	Abstained
NOMOS Acquisition	7,149,174	558,813	6,551

Replacement Options	6,624,178	1,082,772	7,512

Increase Shares of 1996 Option Plan	3,959,555	3,744,540	10,367

On June 4, 2004, we held our 2004 Annual Meeting of Stockholders.  The following persons were elected as directors to hold office until the 2005 Annual Meeting of Shareholders: Irwin J. Gruverman, L. Michael Cutrer, Donald N. Ecker, Dr. Jonathan P. Gertler, John A. Friede, Mitchell H. Saranow, Dr. Gary N. Wilner, John W. Manzetti and Nancy J. Wysenski. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Irwin J. Gruverman	9,418,322	561,291	—
L. Michael Cutrer	9,421,422	558,191	—
Donald N. Ecker	9,869,007	110,606	—
Dr. Jonathan P. Gertler	9,888,207	91,406	—
John A. Friede	9,420,822	558,791	—
Mitchell H. Saranow	9,342,073	637,540	—
Dr. Gary N. Wilner	9,342,073	637,540	—
John W. Manzetti	9,421,822	557,791	—
Nancy J. Wysenski	9,886,007	93,606	—

The stockholders also voted to approve the ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ended October 31, 2004.  A total of 6,874,301 shares were for the adoption of the proposal, 3,031,752 were cast against the proposal, and 73,560 shares were abstained.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibits No.	Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

On May 3, 2004, we furnished a report on Form 8-K to announce that our shareholders had approved the acquisition of NOMOS in a special meeting.

On May 17, 2004, we furnished a report on Form 8-K to announce that we had completed our acquisition of NOMOS.  We also announced that in a special meeting on May 3, 2004, our shareholders had approved a proposal to issue replacement options in connection with our acquisition of NOMOS, and a proposal to increase the maximum number of shares available under our Amended and Restated 1996 Stock Option Plan from 4.0 million shares to 4.6 million shares.

On May 27, 2004, we furnished a report on Form 8-K for the purpose of furnishing our press release and announcing our financial results for the quarter ended April 30, 2004.

On July 20, 2004 we furnished a report on Form 8-K for the purpose of amending our Form 8-K filed on May 3, 2004, to provide historical financial information of NOMOS that was acquired on May 4, 2004.

On July 20, 2004 we furnished a report on Form 8-K for the purpose of amending our Form 8-K filed on May 3, 2004, to provide unaudited historical financial information of NOMOS and to provide pro forma information related to the acquisition of NOMOS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

September 20, 2004	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

September 20, 2004	By:	/s/ James W. Klingler
		Name:	James W. Klingler
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)