Form 10-Q/A
period 2004-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2004-09-21
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

NORTH AMERICAN SCIENTIFIC, INC.

EXPLANATORY NOTE FOR FILING OF FORM 10-Q/A

The purpose of this amendment No. 1 to North American Scientific, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, is to provide additional disclosure that the Company’s independent registered public accounting firm has not yet completed their review of the interim financial statements in the Form 10-Q filed on September 20, 2004 with the Securities and Exchange Commission as required by Rule 10-01(d) of Regulation S-X.  Note 1 of Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q/A have been revised to include such additional disclosure.  In addition, Item 2 has been revised to include a disclosure on the impact of the adoption of the revenue recognition policy under SOP 97-2.

No other sections of the original Form 10-Q filed on September 20, 2004 have been omitted or amended.

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

Our independent registered public accounting firm has informed us that they will be unable to complete their review of our interim financial statements for the quarterly period ended July 31, 2004 prior to the filing of this Form 10-Q.  As a result, the interim financial statements contained in our quarterly report on Form 10-Q for the quarter ended July 31, 2004 have not been reviewed by our independent registered public accounting firm as required pursuant to Rule 10-01(d) of Regulation S-X, and therefore, the filing of this Form 10-Q is considered to be incomplete.  As soon as our independent registered public accounting firm completes their review of our third quarter 2004 financial statements, we will file an amended Form 10-Q/A.

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

Our independent registered public accounting firm has informed us that they will be unable to complete their review of our interim financial statements for the quarterly period ended July 31, 2004 prior to the filing of this Form 10-Q.  As a result, the interim financial statements contained in our quarterly report on Form 10-Q for the quarter ended July 31, 2004 have not been reviewed by our independent registered public accounting firm as required pursuant to Rule 10-01(d) of Regulation S-X, and therefore, the filing of this Form 10-Q is considered to be incomplete.  As soon as our independent registered public accounting firm completes their review of our third quarter 2004 financial statements, we will file an amended Form 10-Q/A.

Results of Operations

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Net sales.  Net sales increased $5.1 million, or 170%, to $8.1 million for the three months ended July 31, 2004, from $3.0 million for the three months ended July 31, 2003.  The increase in sales during the quarter ended July 31, 2004, is primarily attributed to the acquisition of NOMOS (our IMRT/IGRT business) in May 2004 ($5.0 million) and the acquisition of Radiation Therapy Products (“RTP”) in August of 2003 ($0.1 million).  Our net sales reflect the decision to adopt the revenue recognition policy under SOP 97-2 with respect to sales of our BAT® (B-Mode Acquisition and Targeting System) products whereby sales are recognized upon product acceptance by the customers rather than at the time of shipment. This resulted in approximately $1.2 million in revenue being deferred to subsequent periods.

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

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Net sales.  Net sales increased $3.9 million, or 36%, to $15.0 million for the nine months ended July 31, 2004, from $11.1 million for the nine months ended July 31, 2003.  The increase in net sales is primarily attributed to our IMRT/IGRT business acquired in May 2004 ($5.0 million) and the acquisition of RTP in August of 2003 ($0.3 million), offset by a decrease in our other Radiation Sources business ($1.4 million).  The decrease in Radiation Sources is due to a decline in unit volume that we attribute to our transition from selling our brachytherapy products through a distributor to selling them directly to our customers during the nine months ended July 31, 2003.  Our net sales reflect the decision to adopt the revenue recognition policy under SOP 97-2 with respect to sales of our BAT® (B-Mode Acquisition and Targeting System) products whereby sales are recognized upon product acceptance by the customers rather than at the time of shipment. This resulted in approximately $1.2 million in revenue being deferred to subsequent periods.

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

NORTH AMERICAN SCIENTIFIC, INC.

September 21, 2004	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

September 21, 2004	By:	/s/ James W. Klingler
		Name:	James W. Klingler
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)