Form 10-Q/A
period 2004-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2005-01-27
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

This amendment No. 2 to North America Scientific, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, which was originally filed on September 20, 2004 (the “Original Filing”) and subsequently amended on September 21, 2004 (the “First Amendment”), amends Items 1 and 2 of Part I and Item 6 of Part II of Form 10-Q to remove the disclosure in Note 1 of Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 6. Exhibit 32.1 that a review had not been completed by the Company’s independent registered public accounting firm.

                                                In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the following Items of the First Amendment are amended in their entirety and the complete text of those Items is set out in this Amendment No. 2:

Part I                                                                    Financial Information

Item 1.                                                             Financial Statements

Item 2.                                                             Management’s Discussion and Analysis of Financial Condition and

                                                                                                Results of  Operations.

Part II                                                                Other Information

Item 6.                                                             Exhibits

The other Items of the First Amendment are unaffected by the changes described above and have not been amended in this Amendment No. 2.  All information in this Amendment No. 2 to Form 10-Q is as of the date of the First Amendment and does not reflect any subsequent information or events occurring after the date of the First Amendment.

PART II – FINANCIAL INFORMATION

Item 1.   Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	July 31, 2004	October 31, 2003
	(Unaudited)

Assets

Current Assets
Cash	$232,000	$1,761,000
Marketable securities	14,481,000	32,587,000
Accounts receivable	6,772,000	2,167,000
Inventories	6,529,000	692,000
Income tax receivable	—	496,000
Prepaid and other current assets	2,929,000	1,053,000
Total current assets	30,943,000	38,756,000
Non-current marketable securities	8,362,000	14,767,000
Equipment and leasehold improvements	4,315,000	2,996,000
Goodwill	22,932,000	3,866,000
Intangible assets	27,426,000	813,000
Other assets	122,000	1,334,000
Total assets	$94,100,000	$62,532,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$5,196,000	$1,620,000
Accrued expenses	8,120,000	5,166,000
Deferred revenue	5,786,000	—
Total current liabilities	19,102,000	6,786,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,276,437 and 10,298,241 shares issued; 16,257,437 and 10,279,241 shares outstanding as of July 31, 2004 and October 31, 2003, respectively	166,000	103,000
Additional paid-in capital	120,818,000	74,343,000
Treasury stock, at cost – 19,000 shares	(129,000)	(129,000)
Accumulated deficit	(45,857,000)	(18,571,000)
Total stockholders’ equity	74,998,000	55,746,000
Total liabilities and stockholders’ equity	$94,100,000	$62,532,000

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

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of North American Scientific, Inc. (“Company”) are unaudited, other than the consolidated balance sheet at October 31, 2003, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $27,286,000 and $9,440,000 for the nine months ended July 31, 2004 and the fiscal year ended October 31, 2003, respectively, and has used cash in operations of $15,084,000 and $6,263,000 for the nine months ended July 31, 2004 and the fiscal year ended October 31, 2003, respectively.  As of July 31, 2004, the company has cash, cash equivalents and marketable securities of $23,075,000, no long-term debt, and an accumulated deficit of $45,857,000.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services, realizing the benefits of the integration of NASI and NOMOS operations and a focus on cost control.  There is no assurance that management will be successful with these plans.  However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, incurs significant losses, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Product revenue

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB No. 104 which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

The Company’s software sales are generally multiple element arrangements, which could include the product, first year annual maintenance and support, and training and installation.  Revenues from the multiple elements arrangements are allocated to each element based on the relative fair value of the elements.  If the fair value of the element exists, the determination is based on vendor specific objective evidence.  If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value of each element does exist or until all elements of the arrangement are delivered.  If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements, the residual method of accounting is applied.  Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

Service revenue

Services revenues are derived mainly from maintenance and support contracts and are recognized on a straight-line basis over the term of the contract. Payments for maintenance and support revenues are normally received in advance and are nonrefundable.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data. The Company reviews the allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Note 4 - Accounts Receivable

Accounts receivable consist of the following:

	July 31, 2004	October 31, 2003
Accounts receivable – Trade	$6,919,000	$2,270,000
Less: allowance for doubtful accounts	(147,000)	(103,000)
	$6,772,000	$2,167,000

Provision for doubtful accounts was $25,000 and none for the three months ended July 31, 2004 and 2003, respectively, and $44,000 and $17,000, for the nine months ended July 31, 2004 and 2003, respectively.

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

Amortization expense was $434,000 and $8,000 for the three months ended July 31, 2004 and 2003, and $467,000 and $20,000 for the nine months ended July 31, 2004, and 2003, respectively. See Note 8 for a discussion of the intangible assets acquired in the NOMOS acquisition and Note 10 for a discussion of the impairment of certain intangible assets.

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

The purchase price of approximately $58 million originally consisted of $12 million in cash, the issuance of 5.3 million shares of the Company’s common stock with a fair value of approximately $38 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $0.4 million.  The fair value of the common stock used in determining the purchase price was $7.21 per share based on the average of the closing price of the common stock for the period two days before and after the October 27, 2003 merger agreement announcement date. The stock options and warrants, which fully vested at the acquisition date, were valued using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 4.5%, volatility factor of 60%, expected term of 1.5 years for stock options, contractual term of 0.5 years for warrants and no dividend yield. The acquisition was accomplished through a reverse triangular merger into a wholly owned subsidiary of the Company, and is reflected in the Company’s financial statements, including the footnotes thereto, as the IMRT/IGRT operating segment.

Pursuant to the purchase agreement, approximately 15.8% of the shares of common stock and cash otherwise payable to the NOMOS shareholders were deposited into two separate escrow funds. With respect to the first escrow fund, 526,810 shares of the Company’s common stock and $1.2 million of cash will be held for a period of two years following the acquisition date, as a source of reimbursement for losses arising from any breach by NOMOS of its representations or obligations under the purchase agreement. With respect to the second escrow fund, 307,617 shares of the Company’s common stock and $0.7 million of cash were held in escrow as a source of reimbursement for any losses incurred in connection with the demand made against NOMOS by Parker/Hunter Incorporated (“Parker/Hunter”).  The Company settled the Parker/Hunter matter in August 2004 for $1.1 million (See Note 11).  As a result of the settlement, cash of $0.5 million and 89,026 shares of common stock were returned to the Company and 218,591 shares of common stock and $0.2 million of cash will be distributed to the NOMOS selling shareholders from the escrow fund during the quarter ended October 31, 2004. As a result of the settlement of the Parker/Hunter matter, the original purchase price has been adjusted to reflect a decrease of $0.5 million in cash, a reduction of the issuance of 89,026 shares, and an increase of $1.1 million in the assumption of acquisition related liabilities.

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition as follows:

Cash	$1,771,000
Accounts receivable	2,908,000
Inventories	4,593,000
Equipment and leasehold improvements	1,423,000
In-process research and development	7,800,000
Acquired identifiable intangible assets	27,500,000
Goodwill	22,725,000
Other current and long term assets	508,000
Accounts payable	(2,097,000)
Accrued expenses	(3,271,000)
Deferred revenue	(5,879,000)
Total	$57,981,000

The amount allocated to in-process research and development (“IPR&D”) represents an estimate of the fair value of purchased in-process technology for research projects that as of the acquisition date, will not have reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable likelihood of technical success existed were included in the estimated fair value. The estimated fair value of the IPR&D to be acquired in the merger was determined based on applying a 20% discount rate to the forecast of the estimated net future cash flows for each project, adjusted for the estimated probability of technical success for each research project. IPR&D was expensed during the three months ended July 31, 2004. Ongoing research and development projects are generally focused on developing enhancements and adding features and functionality that allow existing products to more effectively and efficiently treat cancers found in disease sites, such as liver and breast, for which our products, due to certain design limitations, have traditionally not been used. Strategically, this should enable the Company to expand the market for its products rather than to simply maintain the existing revenue base. Significant investment in research and development has been, and will continue to be, necessary to enhance existing products, develop new products and to allow the combined company to generate new product sales to further penetrate and expand geographic markets for its products.

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

The amounts allocated to IPR&D, and other intangible assets for financial reporting purposes will not result in future income tax deductions since the acquisition is expected to be a nontaxable transaction. The deferred tax liabilities related to such temporary differences were offset by deferred tax assets (primarily net operating loss carryforwards subject to change in ownership provisions of Internal Revenue Service Code Section 382) in the purchase price allocation. The Company provided a full valuation allowance against the remaining net deferred tax assets since realization cannot be sufficiently assured. The Company intends to file consolidated and combined federal and state income tax returns with NOMOS. Goodwill is not deductible for income tax purposes. Accordingly, no provision or benefit for income taxes were recognized in the accompanying pro forma results of operations.

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

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of each period presented:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003

Revenue	$8,137,000	$10,508,000	$29,221,000	$34,737,000
Loss before cumulative effect of accounting change(1)	(10,590,000)	(3,646,000)	(23,195,000)	(6,016,000)
Net loss(1)	(10,590,000)	(3,646,000)	(23,195,000)	(6,327,000)
Net loss per share, basic and diluted(1)	(0.68)	(0.23)	(1.47)	(0.41)

(1) Excludes a $7.8 million charge for IPR&D and $1.1 million in merger and integration costs associated with the acquisition of NOMOS.

The unaudited pro forma financial information above reflects the Company’s changes in revenue recognition policy. Prior to the acquisition by the Company on May 4, 2004, NOMOS had recognized revenue of the BAT® product under SAB 101 as a product in which software was deemed incidental. The Company has determined that revenue recognition of the BAT® product should be accounted for under SOP 97-2. The Company also determined that the timing of revenue recognition of the BAT® product should be deferred from the time of shipment, as NOMOS had historically recognized revenue, to the time of acceptance or installation. As a result of these changes in revenue recognition, the Company has presented the pro forma information above to be consistent with results presented for the three and nine months ended July 31, 2004. The impact of the change in revenue recognition for the periods presented on revenues was an increase of $0.6 million for the three months ended July 31, 2003, and an increase of $1.8 million and $0.5 million for the nine months ended July 31, 2004 and 2003, respectively. The impact of the change in revenue recognition for the periods presented on net loss was a decrease in net loss of $0.2 million for the three months ended July 31, 2003 and a decrease in net loss of $1.0 million and $0.3 million for the nine months ended July 31, 2004 and 2003, respectively. As a result of the Company’s decision to change the revenue recognition of the BAT® product, the financial information presented in Forms 8-K/A dated July 19, 2004, should no longer be relied upon.

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

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Revenues

IMRT/IGRT	$4,977,000	$—	$4,977,000	$—
Radiation Sources	3,160,000	3,011,000	10,005,000	11,056,000
Theseus	—	—	—	—
	$8,137,000	$3,011,000	$14,982,000	$11,056,000

Loss from Operations

IMRT/IGRT	$(10,499,000)	$—	$(10,499,000)	$—
Radiation Sources	(2,639,000)	(1,238,000)	(6,726,000)	(1,600,000)
Theseus	(6,422,000)	(1,849,000)	(10,550,000)	(5,912,000)
	$(19,560,000)	$(3,087,000)	$(27,775,000)	$(7,512,000)

	July 31, 2004	October 31, 2003
Goodwill

IMRT/IGRT	$22,725,000	$—
Radiation Sources	207,000	207,000
Theseus	—	3,659,000
Total goodwill	$22,932,000	$3,866,000

Total Assets

IMRT/IGRT	$63,588,000	$—
Radiation Sources	30,467,000	57,790,000
Theseus	45,000	4,742,000
Total assets	$94,100,000	$62,532,000

Note 10 – Impairment of Goodwill and Long-lived Assets

During the quarter ended July 31, 2004, the Company determined that it needed to review the carrying value of its Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program.  Discussions with various financing and potential strategic partners ceased in August 2004 which resulted in the Company’s decision to discontinue the operations of Theseus in September 2004.  The Company determined that the carrying value of its assets exceeded their fair value and therefore recorded a $4.7 million charge for the impairment of goodwill and long-lived assets of Theseus during the three months ended July 31, 2004. Fair value was determined based on estimated future cash flows.

The Company expects to incur additional costs of up to $1.1 million in severance, license termination fees and facility shut-down costs during the quarter ended October 31, 2004.

The impairment of goodwill and long-lived assets consisted of the following:

Goodwill	$3,659,000
Licenses and patents	481,000
Equipment and leasehold improvements	541,000
Total	$4,681,000

Note 11 - Litigation

In March 2004, Parker/Hunter filed a complaint against NOMOS, alleging breach by NOMOS of an investment banking fee arrangement.  NOMOS filed an answer denying all substantive allegations of liability.

In May 2004, NOMOS became a wholly-owned subsidiary of the Company (See Note 8).  The Company accrued a liability of $1.1 million for the claim.  In August 2004, the Company paid Parker/Hunter $1.1 million in settlement of all claims related to its complaint filed against NOMOS.

As part of the Company’s agreement and plan of merger with NOMOS, the Company placed into escrow 307,617 shares of common stock and $0.7 million cash of the NOMOS purchase consideration to cover the anticipated settlement costs of the Parker/Hunter litigation. In October 2004, the Company received reimbursement in full for the costs of the Parker/Hunter settlement from the escrowed funds in the form of 89,026 shares and cash of $0.5 million. The remaining $0.2 million of cash and 218,591 shares of common stock will be distributed to the NOMOS selling shareholders.

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

Overview

We manufacture, market and sell products for the radiation oncology community, including brachytherapy seeds and ancillary devices used primarily in the treatment of prostate cancer, as well as intensity modulated and image guidance radiation therapy products and services for localization and treatment of cancer.  Our business is organized into three operating segments: IMRT/IGRT, Radiation Sources, and Theseus. Theseus was discontinued in September 2004 and had been developing radiopharmaceutical agents for various medical diagnostic and monitoring functions, including the management of chemotherapy treatment.

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

From 1998 to January 2003, our brachytherapy seeds were distributed under an exclusive agreement with a distributor.  In January 2003, the agreement terminated and we began to market and sell our brachytherapy products directly to health care providers.  Future revenues and gross profit relating to our brachytherapy products will depend on several factors, including our ability to successfully directly market and distribute our brachytherapy products, to withstand pricing pressure from competition, and to successfully enter in agreements with group purchasing organizations.

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”). NOMOS was a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services.  This acquisition will significantly expand our product offerings to radiation oncologists.  Under the terms of the agreement and plan of merger we paid approximately $58 million, originally consisting of $12.0 million in cash, the issuance of 5.3 million shares of the Company’s common stock with a fair value of approximately $38 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $0.4 million.  Pursuant to the purchase agreement, approximately 15.8% of the shares and of common stock and cash otherwise payable to NOMOS shareholders was deposited into escrow accounts as a source of reimbursement for losses arising from breach by NOMOS of its warranties under the purchase agreement and for losses incurred in the Parker/Hunter matter.  As a result of the settlement of the Parker/Hunter matter in August 2004, the purchase price has been adjusted to reflect a decrease of $0.5 million in cash, a reduction of 0.1 million shares, and an increase of $1.1 million in the assumption of acquisition related liabilities.  We manage this business as our IMRT/IGRT operating segment.

Since we acquired Theseus in October 2000, it has incurred over $30 million in operating losses, and the projected expenditures in the development of Hynic-Annexin V are expected to have a continued significant negative impact on our earnings and cash flow.  We believe that successful completion and receipt of required regulatory approvals allowing marketing would not occur earlier than 2007, and additional related costs could be at least $50 million.  During the quarter ended July 31, 2004, we determined that we needed to review the carrying value of the Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program.  We determined that the carrying value of the Theseus assets at July 31, 2004 exceeded their fair value and therefore recorded a $4.7 million charge for the impairment of goodwill and long-lived assets of Theseus during the three months ended July 31, 2004.  Discussions with various financing and potential strategic partners ceased in August 2004, and on August 27, 2004 our board of directors unanimously adopted management’s recommendations to cease operations at Theseus in September 2004.  We expect to incur additional costs of up to $1.1 million in severance, license termination fees and facility shut-down costs for Theseus during the quarter ended October 31, 2004.

Results of Operations

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Net sales.  Net sales increased $5.1 million, or 170%, to $8.1 million for the three months ended July 31, 2004, from $3.0 million for the three months ended July 31, 2003.  The increase in sales during the quarter ended July 31, 2004, is primarily attributed to the acquisition of NOMOS (our IMRT/IGRT business) in May 2004 ($5.0 million) and the acquisition of Radiation Therapy Products (“RTP”) in August of 2003 ($0.1 million).  Our net sales reflect the decision to adopt the revenue recognition policy under SOP 97-2 with respect to sales of our BAT® products whereby sales are recognized upon product acceptance by the customers rather than at the time of shipment. The IMRT/IGRT revenue of $5.0 million for the third quarter, 2004 represented a $2.5 million, or 34%, decline from the same period last year.  The decrease in revenue is attributable to the transition effect of the integrating of the Radiation Source and IMRT/IGRT sales force, during the three months ended July 31, 2004.

Gross profit.  Gross profit increased $2.1 million, or 161%, to $3.3 million for the three months ended July 31, 2004, from $1.3 million for the three months ended July 31, 2003.  Gross profit as a percentage of sales decreased from 42% to 41% during this period.  Gross profit during the three months ended July 31, 2004 consisted of $2.0 million or 40% of sales from IMRT/IGRT and $1.3 million or 43% of sales from Radiation Sources.  The increase in gross profit and the decrease in gross profit as percentage of sales were both attributable to our IMRT/IGRT business acquired in May 2004. Gross profit as a percent of sales may vary due to changes in the mix of IMRT/IGRT and Radiation Sources products sold.

Selling Expense.  Selling expenses increased $1.4 million, or 156% to $2.3 million for the three months ended July 31, 2004, from $0.9 million for the three months ended July 31, 2003.  The increase in selling expense is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004.

General and administrative expenses.  General and administrative (“G&A”) expenses increased $2.0 million, or 110%, to $3.8 million for the three months ended July 31, 2004, from $1.8 million for the three months ended July 31, 2003. The increase is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004 ($0.9 million), the inclusion of personnel costs and professional fees associated with Prostate Centers of America (“PCA”) ($0.5 million) as further described in Note 2, and an increase in accounting, legal and insurance costs ($0.4 million).

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

Impairment of goodwill and long-lived assets.  Since we acquired Theseus in October 2000, it has incurred over $30 million in operating losses, and the projected expenditures in the development of Hynic-Annexin V are expected to have a continued significant negative impact on our earnings and cash flow.  We believe that successful completion and receipt of required regulatory approvals allowing marketing will not occur earlier than 2007, and additional related costs could be at least $50 million.  As a result, during the quarter ended July 31, 2004, we determined that we needed to review the carrying value of the Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program.  We determined that the carrying value of the Theseus assets exceeded their fair value and therefore recorded a $4.7 million charge for the impairment of goodwill and long-lived assets of Theseus during the three months ended July 31, 2004.  Discussions with various financing and potential strategic partners ceased in August 2004 which resulted in our decision to discontinue the operations of Theseus in September 2004.  We expect to incur additional costs of up to $1.1 million in severance, license termination fees and facility shut-down costs for Theseus during the quarter ended October 31, 2004.

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

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Net sales.  Net sales increased $3.9 million, or 36%, to $15.0 million for the nine months ended July 31, 2004, from $11.1 million for the nine months ended July 31, 2003.  The increase in net sales is primarily attributed to our IMRT/IGRT business acquired in May 2004 ($5.0 million) and the acquisition of RTP in August of 2003 ($0.3 million), offset by a decrease in our other Radiation Sources business ($1.4 million).  The decrease in Radiation Sources is due to a decline in unit volume that we attribute to our transition from selling our brachytherapy products through an exclusive third party distributor, which relationship terminated in January 2003, to selling them directly to our customers in February 2003.  Our net sales reflect the decision to adopt the revenue recognition policy under SOP 97-2 with respect to sales of our BAT® (B-Mode Acquisition and Targeting System) products whereby sales are recognized upon product acceptance by the customers rather than at the time of shipment.  The IMRT/IGRT proforma revenue for the nine months ended July 31, 2004 was $17.0 million and represented a $6.7 million, or 28%, decline from the proforma revenue in the same period last year. The decrease in revenue is attributable to the transition effect of integrating the Radiation Source and IMRT/IGRT sales forces during the nine months ended July 31, 2004.

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

Research and development.  R&D expenses increased $1.7 million, or 30%, to $7.1 million for the nine months ended July 31, 2004, from $5.4 million for the nine months ended July 31, 2003.  The increase is primarily attributed to our IMRT/IGRT business acquired in May 2004.

In-process research and development.  During the nine months ended July 31, 2004, we incurred a charge of $7.8 million for in-process research and development (“IPR&D”) related to the acquisition of our IMRT/IGRT business (See Note 8).

Impairment of goodwill and long-lived assets.  Since we acquired Theseus in October 2000, it has incurred over $30 million in operating losses, and the projected expenditures in the development of Hynic-Annexin V are expected to have a continued significant negative impact on our earnings and cash flow.  We believe that successful completion and receipt of required regulatory approvals allowing marketing will not occur earlier than 2007, and additional related costs could be at least $50 million.  As a result, during the quarter ended July 31, 2004, we determined that we needed to review the carrying value of the Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program.  Discussions with various financing and potential strategic partners ceased in August 2004 which resulted in our decision to discontinue the operations of Theseus in September 2004.  We determined that the carrying value of the Theseus assets exceeded their fair value and therefore recorded a $4.7 million charge for the impairment of goodwill and long-lived assets of Theseus during the three months ended July 31, 2004.  We determined fair value based on estimated future cash flows.  In addition, we expect to incur additional costs of up to $1.1 million in severance, license termination fees and facility shut-down costs for Theseus during the quarter ended October 31, 2004.

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

Cumulative effect of change in accounting principle.  During the nine months ended July 31, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” for recording future decommissioning costs related to our leased manufacturing and research facilities.  Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company’s estimated future asset retirement obligation.  In adopting this pronouncement, we recognized a charge of $0.3 million which is reported in the caption “Cumulative effect of change in accounting principle.”

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

Product revenue

We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB No. 104 which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, we recognize revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Our software sales are generally multiple element arrangements, which could include the product, first year annual maintenance and support, and training and installation.  Revenues from the multiple element arrangements are allocated to each element based on the relative fair value of the elements.  If the fair value of the element exists, the determination is based on vendor specific objective evidence.  If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value of each element does exist or until all elements of the arrangement are delivered.  If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements, the residual method of accounting is applied.  Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

Service revenue

Service revenues are derived mainly from maintenance and support contracts and are recognized on a straight-line basis over the term of the contract. Payments for maintenance and support revenues are normally received in advance and are nonrefundable.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and customer economic data. We review our allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe that it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and from private placements of our common stock.  We do not currently have a line of credit or similar arrangement with a bank. Although we continue to believe that existing cash resources and the cash generated by operations and investments will be sufficient to support our operations and planned expansion for at least the next twelve months, we are investigating other forms of financing, including a line of credit with a bank.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services, realizing the benefits of the integration of NASI and NOMOS operations and a focus on cost control.  There is no assurance that management will be successful with these plans.  However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash, cash equivalents, and investments in marketable securities.  At July 31, 2004, we had cash and cash equivalents, and investments in marketable securities aggregating approximately $23.1 million, a decrease of approximately $26.0 million from $49.1 million at October 31, 2003. The decrease was primarily attributed to net cash payments of $13.2 million for the acquisition of NOMOS, $15.1 million used in operating activities, and $1.3 million used for capital expenditures, partially offset by $3.6 million in cash received from the exercise of stock options and the employee stock purchase plan.  The $15.1 million of cash used in operating activities included $5.7 million used in Theseus operations, $5.3 million used in Radiation Sources operations and $1.2 million used in IMRT/IGRT operations, all described above in the Results of Operations for the nine months ended July 31, 2004.  In addition, cash was used to fund increases in accounts receivable ($1.7 million) and inventory ($1.2 million).

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, the impact of the NOMOS integration and the timing of payments.

During the quarter ended July 31, 2004, we received $3.6 million from the exercise of stock options and the purchase of shares related to our employee stock purchase plan.  Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

The primary objectives for our investment portfolio are liquidity and safety of principal.  Investments are made to achieve the highest rate of return, consistent with these two objectives.  We invest excess cash in securities with varying maturities to meet projected cash needs.

Equipment and leasehold improvements.  Equipment and leasehold improvements (“Fixed Assets”) increased approximately $1.3 million to $4.3 million at July 31, 2004, from $3.0 million at October 31, 2003.  The increase in Fixed Assets reflects capital expenditures of $1.2 million and the acquisition of NOMOS equipment and leasehold improvements of $1.4 million offset by $0.8 million in depreciation expense and a write down for impairment of $0.5 million (See Note 10).  Included in the $1.2 million of capital expenditures are $0.5 million in equipment and leasehold improvements of PCA.

Other assets.  At July 31, 2004, other assets were approximately $0.1 million, a decrease of approximately $1.2 million from $1.3 million at October 31, 2003.  The decrease in other assets was due to the reclassification of capitalized transaction costs of the NOMOS acquisition as part of the purchase price allocation (See Note 8).

Accounts payable and accrued expenses.  Accounts payable and accrued expenses increased approximately $6.5 million to $13.3 million as of July 31, 2004, from $6.8 million at October 31, 2003. The increase was a result of an assumption of liabilities as part of the purchase price allocation associated with the NOMOS acquisition (See Note 8).

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

On August 27, 2004, our board of directors unanimously adopted management’s recommendation to cease operations at Theseus on or about September 15, 2004.  As a result of this decision, we plan to redirect capital resources that would have been invested in Theseus towards the development of other product lines and working capital requirements of our IMRT/IGRT and Radiation Sources businesses.

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

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No.  03-01, “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.”  EITF Issue No. 03-01 addresses the meaning of  other-than-temporary  impairment and its application to debt and equity  securities within the scope of SFAS No. 115,  certain debt and equity  securities  within  the  scope  of  SFAS  No.  124,  and  equity securities  that are not  subject  to the scope of SFAS No. 115 and not accounted for under the equity method of accounting.  In September 2004, the FASB issued FASB Staff Position  (“FSP”)  Emerging Issues Task Force (“EITF”) Issue 03-1-1, which  delays the  effective  date for the  recognition  and measurement  guidance in EITF Issue No. 03-1. In addition,  the FASB has issued a proposed FSP to consider whether further  application  guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1.  We continue  to assess the  potential  impact that the adoption of the proposed FSP could have on our financial statements.

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

NORTH AMERICAN SCIENTIFIC, INC.

January 27, 2005	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

January 27, 2005	By:	/s/ James W. Klingler
		Name:	James W. Klingler
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)