Form 10-Q/A
period 2004-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2005-03-11
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

☐ Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes    ☐  No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of February 28, 2005 was 16,195,692 shares.

NORTH AMERICAN SCIENTIFIC, INC.

EXPLANATORY NOTE FOR FILING OF FORM 10-Q/A

This amendment No. 3 to North America Scientific, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, which was originally filed on September 20, 2004 (the “Original Filing”) and subsequently amended on September 21, 2004 (the “First Amendment”), and January 27, 2005 (the “Second Amendment”) amends Items 1, 2, and 4 of Part I to restate certain financial information in Items 1 and 2 as described in Note 2 of Condensed Notes to Financial Statements to: (a) account for changes in the values of certain intangible assets acquired from NOMOS Corporation (“NOMOS”), and (b) properly account for contingently returnable consideration issued into escrow in connection with the acquisition of NOMOS and certain of the related contingently returnable shares that were held in escrow as liabilities rather than equity as of July 31, 2004.

Item 2 has been amended to reflect the restatement of certain financial information.  Item 4 has been amended for the Company's evaluation of material weaknesses in its disclosure controls and procedures.  The exhibits, Part II, Item 6 are also amended to reflect the inclusion of updated certifications of certain executive officers.

                                                In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the following Items of the Second Amendment are amended in their entirety and the complete text of those Items is set out in this Amendment No. 3:

Part I                                                                    Financial Information

Item 1.                                                             Financial Statements

Item 2.                                                             Management’s Discussion and Analysis of Financial Condition and

                                                                                                Results of  Operations.

Item 4.                                                             Controls and Procedures

Part II                                                                Other Information

Item 6.                                                             Exhibits

The other Items of the Second Amendment are unaffected by the changes described above and have not been amended in this Amendment No. 3.  All information in this Amendment No. 3 to Form 10-Q is as of the date of the Second Amendment and does not reflect any subsequent information or events occurring after the date of the Second Amendment.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2004	October 31, 2003
	(Restated)

Assets

Current Assets
Cash	$232,000	$1,761,000
Marketable securities	14,481,000	32,587,000
Accounts receivable	6,772,000	2,167,000
Inventories	6,529,000	692,000
Income tax receivable	—	496,000
Prepaid and other current assets	2,530,000	1,053,000
Total current assets	30,544,000	38,756,000
Non-current marketable securities	8,362,000	14,767,000
Equipment and leasehold improvements	4,315,000	2,996,000
Goodwill	18,732,000	3,866,000
Intangible assets	30,079,000	813,000
Other assets	122,000	1,334,000
Total assets	$92,154,000	$62,532,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$5,196,000	$1,620,000
Accrued expenses	8,386,000	5,166,000
Deferred revenue	5,786,000	—
Total current liabilities	19,368,000	6,786,000
Payable to NOMOS selling shareholders	1,553,000	—
Total liabilities	20,921,000	6,786,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,276,437 and 10,298,241 shares issued; 16,257,437 and 10,279,241 shares outstanding as of July 31, 2004 and October 31, 2003, respectively	163,000	103,000
Additional paid-in capital	118,603,000	74,343,000
Treasury stock, at cost – 19,000 shares	(129,000)	(129,000)
Accumulated deficit	(47,404,000)	(18,571,000)
Total stockholders’ equity	71,233,000	55,746,000
Total liabilities and stockholders’ equity	$92,154,000	$62,532,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(Restated)		(Restated)

Net Sales	$8,137,000	$3,011,000	$14,982,000	$11,056,000

Cost of goods sold	4,801,000	1,733,000	8,639,000	4,988,000
Gross profit	3,336,000	1,278,000	6,343,000	6,068,000

Selling expenses	2,248,000	889,000	3,884,000	2,458,000
General and administrative expenses	3,817,000	1,814,000	9,579,000	5,686,000
Research and development	2,859,000	1,659,000	6,651,000	5,416,000
Amortization of intangible assets	582,000	3,000	614,000	20,000
In-process research and development	9,200,000	—	9,200,000	—
Impairment of goodwill and long-lived assets	4,681,000	—	4,681,000	—
Merger and integration costs	1,056,000	—	1,056,000	—
Loss from operations	(21,107,000)	(3,087,000)	(29,322,000)	(7,512,000)

Interest and other income, net	114,000	250,000	489,000	1,534,000
Loss before provision for income taxes	(20,993,000)	(2,837,000)	(28,833,000)	(5,978,000)

Provision for income taxes	—	—	—	—
Loss before cumulative effect of change in accounting principle	(20,993,000)	(2,837,000)	(28,833,000)	(5,978,000)

Cumulative effect of change in accounting principle	—	—	—	311,000
Net loss	$(20,993,000)	$(2,837,000)	$(28,833,000)	$(6,289,000)

Basic and diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(1.36)	$(0.28)	$(2.38)	$(0.58)

Cumulative effect of change in accounting principle	—	—	—	(0.03)
Net loss	$(1.36)	$(0.28)	$(2.38)	$(0.61)

Shares used in per share calculations:

Basic and diluted	15,385,708	10,259,002	12,094,508	10,252,661

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2004	2003
	(Restated)
Cash flows from operating activities:
Net loss	$(28,833,000)	$(6,289,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	311,000
Depreciation and amortization	1,427,000	698,000
Stock-based compensation	351,000	47,000
Provision for doubtful accounts	44,000	17,000
Gain on sale of marketable securities	—	(600,000)
Impairment of long-lived assets	4,681,000	—
Write-off of in-process research and development	9,200,000	—
Write-off of licenses and equipment	14,000	217,000
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,742,000)	375,000
Inventories	(1,244,000)	(127,000)
Prepaid and other current assets	(158,000)	(440,000)
Accounts payable	1,483,000	(57,000)
Accrued expenses	(1,849,000)	462,000
Income tax receivable	496,000	1,006,000
Deferred revenue	1,046,000	—
Net cash used in operating activities	(15,084,000)	(4,380,000)

Cash flows from investing activities:
Proceeds from sale of marketable securities	40,886,000	28,434,000
Purchase of marketable securities	(16,375,000)	(24,766,000)
Proceeds from sale of non-marketable securities	—	408,000
Purchase of licenses	(75,000)	(35,000)
NOMOS acquisition, net of cash acquired	(13,248,000)	—
Capital expenditures	(1,251,000)	(376,000)
Net cash provided by investing activities	9,937,000	3,665,000

Cash flow from financing activities:
Purchase of common stock	—	(129,000)
Proceeds from exercise of stock options and stock purchase plan	3,618,000	171,000
Net cash provided by finance activities	3,618,000	42,000
Net decrease in cash and cash equivalents	(1,529,000)	(673,000)

Cash and cash equivalents at beginning of period	1,761,000	2,708,000
Cash and cash equivalents at end of period	$232,000	$2,035,000

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

On May 4, 2004, the Company acquired NOMOS Corporation (“NOMOS”).  The results of NOMOS have been included in the consolidated financial statements from the date of acquisition. NOMOS develops, markets and sells medical devices used in external beam radiation. As a result of the acquisition, the Company expects to benefit from a further diversified and expanded product line in the radiation oncology medical device industry (See Note 9).

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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $28,833,000 and $9,440,000 for the nine months ended July 31, 2004 and the fiscal year ended October 31, 2003, respectively, and has used cash in operations of $15,084,000 and $6,263,000 for the nine months ended July 31, 2004 and the fiscal year ended October 31, 2003, respectively.  As of July 31, 2004, the company has cash, cash equivalents and marketable securities of $23,075,000, no long-term debt, and an accumulated deficit of $47,404,000.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net loss, as reported	$(20,993,000)	$(2,837,000)	$(28,833,000)	$(6,289,000)
Add: stock-based compensation recognized	—	—	351,000	47,000
Less: total stock-based compensation (1)	(450,000)	(539,000)	(2,048,000)	(1,666,000)
Net loss, as adjusted	$(21,443,000)	$(3,376,000)	$(30,530,000)	$(7,908,000)
Basic and diluted loss per share, as reported	$(1.36)	$(0.28)	$(2.38)	$(0.61)
Basic and diluted loss per share, as adjusted	$(1.39)	$(0.33)	$(2.52)	$(0.77)

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

Note 2 - Restatement of Prior Financial Information

This Amendment No. 3 on Form 10-Q/A of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 includes unaudited financial information for the three and nine months ended July 31, 2004.  The original Form 10-Q was filed with the SEC on September 20, 2004, and later amended on Form 10-Q/A on September 21, 2004 and January 27, 2005.  This Amendment No. 3 restates the Company’s previously reported balance sheet as of July 31, 2004 and statement of operations for the three and nine months ended July 31, 2004, to: (a) account for a change in the values of certain intangible assets acquired from NOMOS Corporation (“NOMOS”), and (b) also in connection with the acquisition of NOMOS, properly account for contingently returnable consideration and for certain contingently returnable shares that were held in escrow as liabilities rather than equity as of July 31, 2004. Cash flows from operating, investing and financing activities did not change as a result of this restatement.

Valuation of Intangible Assets

In connection with the acquisition of NOMOS on May 4, 2004, the Company engaged a valuation specialist firm to assist the Company in determining the fair value of certain identified intangible assets acquired from NOMOS. The Company utilized the valuation report to assign the intangible asset values to the assets acquired from NOMOS. On January 31, 2005, it was noted that there was an inconsistency in the royalty rate used to value the trademark and the royalty rate used for the trademark contributory asset charge which resulted in improperly valuing the fair values of NOMOS’ in-process R&D, purchased technology and customer relationship intangible assets.   The Company concluded that the error materially misstated the values assigned to the acquired intangible assets in the opening purchase price allocation.  The Company also determined that the trademark should have been given a finite useful life rather than the indefinite life it was originally given.  The Company subsequently engaged a second valuation firm to properly calculate the intangible asset values which report was used by the Company in its restatement of the financial statements for the quarter ended July 31, 2004.  The intangible assets in the initial purchase price allocation were revised as follows:

	As Previously Reported	Restated
In-process research and development	$7,800,000	$9,200,000
Purchased technology	18,800,000	24,000,000
Existing customer relationships	1,000,000	1,900,000
Trademark	7,700,000	4,400,000
Goodwill	22,725,000	18,525,000

As of July 31, 2004, the Company has revised its allocation of the intangible assets acquired on May 4, 2004 and the related amortization for the three and nine months ended July 31, 2004 as presented in the Condensed Consolidated Statement of Operations below.

Contingently Returnable Consideration

Pursuant to the NOMOS purchase agreement 307,617 shares of the Company’s common stock and $701,000 of cash due to the selling NOMOS shareholders were placed in escrow to serve as a source of reimbursement for losses incurred in connection with the demand made against NOMOS by Parker/Hunter Incorporated. The Company previously reported the escrowed shares as issued and outstanding for legal and accounting purposes in the Form 10-Q filed on September 20, 2004 and Forms 10-Q/A filed on September 21, 2004 and January 27, 2005.  However, because settlement of the Parker/Hunter matter was not finalized until August 4, 2004, it was determined that these shares remained contingently returnable as of July 31, 2004, and therefore should not be considered issued and outstanding for accounting purposes.

As of July 31, 2004, the Company has reclassified common stock and additional paid in capital related to the escrowed shares as payable to the NOMOS selling shareholders ($211,000 of which is included in accrued liabilities – current and $1,553,000 of which is included as a non-current liability). The Company also reduced a receivable for the settlement of the Parker/Hunter matter by $399,000 to $701,000, which represented the amount of contingently returnable cash held in escrow.

For the three months and nine months ended July 31, 2004, the weighted average number of shares outstanding and loss per share for the periods presented were amended to exclude 307,617 of contingently returnable shares as outstanding during the respective periods.

The Company settled the Parker/Hunter matter in August 2004 and settled the liability to NOMOS shareholders with cash and common stock in the fourth quarter of fiscal 2004.  Upon settlement of the special escrow, 89,026 shares and $490,000 of cash were returned to the Company and 218,591 shares and $211,000 of cash were delivered to the NOMOS selling shareholders out of escrow.

The effects of the restatements are as follows:

Condensed Consolidated Balance Sheet

	As of July 31, 2004
	As Previously Reported	Adjustments	Restated
Current Assets
Cash	$232,000	$—	$232,000
Marketable securities	14,481,000	—	14,481,000
Accounts receivable	6,772,000	—	6,772,000
Inventories	6,529,000	—	6,529,000
Income tax receivable	—	—	—
Prepaid and other current assets	2,929,000	(399,000)	2,530,000
Total current assets	30,943,000	(399,000)	30,544,000
Non-current marketable securities	8,362,000	—	8,362,000
Equipment and leasehold improvements	4,315,000	—	4,315,000
Goodwill	22,932,000	(4,200,000)	18,732,000
Intangible assets	27,426,000	2,653,000	30,079,000
Other Assets	122,000	—	122,0000
	$94,100,000	$(1,946,000)	$92,154,000

Current Liabilities
Accounts payable	$5,196,000	$—	$5,196,000
Accrued expenses	8,120,000	266,000	8,386,000
Deferred revenue	5,786,000	—	5,786,000
Total current liabilities	19,102,000	266,000	19,368,000
Payable to NOMOS selling shareholders	—	1,553,000	1,553,000
Total liabilities	19,102,000	1,819,000	20,921,000
Commitments and contingencies	—	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued	—	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,276,437 shares issued and 16,257,437 shares outstanding	166,000	(3,000)	163,000
Additional paid-in capital	120,818,000	(2,215,000)	118,603,000
Treasury stock, at cost – 19,000 shares	(129,000)	—	(129,000
Accumulated deficit	(45,857,000)	(1,547,000)	(47,404,000
Total stockholders’ equity	74,998,000	(3,765,000)	71,233,000
Total liabilities and stockholders’ equity	$94,100,000	$(1,946,000)	$92,154,000

Condensed Consolidated Statement of Operations

	Three months ended July 31, 2004			Nine months ended July 31, 2004
	Previously reported	Adjustments	Restated	Previously reported	Adjustments	Restated
Net Sales	$8,137,000	$—	$8,137,000	$14,982,000	$—	$14,982,000

Cost of goods sold	4,801,000	—	4,801,000	8,639,000	—	8,639,000
Gross profit	3,336,000	—	3,336,000	6,343,000	—	6,343,000

Selling expenses	2,248,000	—	2,248,000	3,884,000	—	3,884,000
General and administrative expenses	3,817,000	—	3,817,000	9,579,000	—	9,579,000
Research and development	2,859,000	—	2,859,000	6,651,000	—	6,651,000
Amortization of intangible assets (1)	435,000	147,000	582,000	467,000	147,000	614,000
In-process research and development	7,800,000	1,400,000 (2)	9,200,000	7,800,000	1,400,000 (2)	9,200,000
Impairment of goodwill and long-lived assets	4,681,000	—	4,681,000	4,681,000	—	4,681,000
Merger and integration costs	1,056,000	—	1,056,000	1,056,000	—	1,056,000
Loss from operations	(19,560,000)	(1,547,000)	(21,107,000)	(27,775,000)	(1,547,000)	(29,322,000)

Interest and other income, net	114,000	—	114,000	489,000	—	489,000
Loss before provision for income taxes	(19,446,000)	(1,547,000)	(20,993,000)	(27,286,000)	(1,547,000)	(28,833,000)

Provision for income taxes	—	—	—	—	—	—
Loss before cumulative effect of change in accounting principle	(19,446,000)	(1,547,000)	(20,993,000)	(27,286,000)	(1,547,000)	(28,833,000)

Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net loss	$(19,446,000)	$(1,547,000)	$(20,993,000)	$(27,286,000)	$(1,547,000)	$(28,833,000)

Basic and diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(1.24)	$(0.12)	$(1.36)	$(2.24)	$(0.14)	$(2.38)

Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net loss	$(1.24)	$(0.12)	$(1.36)	$(2.24)	$(0.14)	$(2.38)

Shares used in per share calculations:

Basic and diluted	15,679,214	(98,549)	15,385,708	12,193,057	(293,506)	12,094,508

(1)   Includes reclassification of previously reported amortization of intangible assets and related increase in amortization.

(2)   To reflect the increase in In-process research and development.

Note 3 – Variable Interest Entity

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

Note 5 - Accounts Receivable

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

Note 6 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	July 31, 2004	October 31, 2003
Raw materials	$5,982,000	$639,000
Work in process	85,000	25,000
Finished goods	462,000	28,000
	$6,529,000	$692,000

Note 7 – Intangible Assets

Intangible assets consist of the following:

	July 31, 2004	October 31, 2003
	(Restated)
Customer relationships	$1,952,000	$52,000
Trade names	4,426,000	26,000
Technology	24,233,000	233,000
Licenses and patents	98,000	592,000
	30,709,000	903,000
Less: accumulated amortization	(630,000)	(90,000)
	$30,079,000	$813,000

Amortization expense was $582,000 and $3,000 for the three months ended July 31, 2004 and 2003, and $614,000 and $20,000 for the nine months ended July 31, 2004, and 2003, respectively. See Note 9 for a discussion of the intangible assets acquired in the NOMOS acquisition and Note 11 for a discussion of the impairment of certain intangible assets.

Note 8 – Net Loss per Share

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

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(Restated)		(Restated)

Net loss	$(20,993,000)	$(2,837,000)	$(28,833,000)	$(6,289,000)
Weighted average shares outstanding - basic	15,385,708	10,259,002	12,094,508	10,252,661
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	15,385,708	10,259,002	12,094,508	10,252,661
Basic loss per share	$(1.36)	$(0.28)	$(2.38)	$(0.61)
Diluted loss per share	$(1.36)	$(0.28)	$(2.38)	$(0.61)

Stock options and warrants to purchase 3,485,081 and 2,317,897 common shares for the three months ended July 31, 2004, and 2003, respectively, and 3,793,649 and 2,308,096 common shares for the nine months ended July 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 9 – Acquisition of NOMOS

The purchase price of approximately $58 million originally consisted of $11.5 million in cash, the issuance of 5.2 million shares of the Company’s common stock with a fair value of approximately $37.3 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $1.6 million.  The fair value of the common stock used in determining the purchase price was $7.21 per share based on the average of the closing price of the common stock for the period two days before and after the October 27, 2003 merger agreement announcement date. The stock options and warrants, which fully vested at the acquisition date, were valued using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 4.5%, volatility factor of 60%, expected term of 1.5 years for stock options, contractual term of 0.5 years for warrants and no dividend yield. The acquisition was accomplished through a reverse triangular merger into a wholly owned subsidiary of the Company, and is reflected in the Company’s financial statements, including the footnotes thereto, as the IMRT/IGRT operating segment.

Pursuant to the purchase agreement, approximately 15.8% of the shares of common stock and cash otherwise payable to the NOMOS shareholders were deposited into two separate escrow funds. With respect to the first escrow fund, 526,810 shares of the Company’s common stock and $1.2 million of cash will be held for a period of two years following the acquisition date, as a source of reimbursement for losses arising from any breach by NOMOS of its representations or obligations under the purchase agreement. With respect to the second escrow fund, 307,617 shares of the Company’s common stock and $0.7 million of cash were held in escrow as a source of reimbursement for any losses incurred in connection with the demand made against NOMOS by Parker/Hunter Incorporated (“Parker/Hunter”).  The Company settled the Parker/Hunter matter in August 2004 for $1.1 million (See Note 12).  As a result of the settlement, cash of $0.5 million and 89,026 shares of common stock were returned to the Company and 218,591 shares of common stock and $0.2 million of cash was distributed to the NOMOS selling shareholders from the escrow fund during the quarter ended October 31, 2004.

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition as follows:

(Restated)
Cash	$1,771,000
Accounts receivable	2,908,000
Inventories	4,593,000
Equipment and leasehold improvements	1,423,000
In-process research and development	9,200,000
Acquired identifiable intangible assets	30,300,000
Goodwill	18,525,000
Other current and long term assets	508,000
Accounts payable	(2,097,000)
Accrued expenses	(3,271,000)
Deferred revenue	(5,879,000)
Total	$57,981,000

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

The value assigned to IPR&D was comprised of the following projects: BAT® with optical tracking, which was released in the three months ended July 31, 2004 ($7.8 million), development of a significantly enhanced treatment planning system which is expected to be released in fiscal 2005 ($1.1 million), and a treatment planning product, which is expected to incorporate enhanced technology with Monte Carlo based simulation capabilities which is expected to be released in fiscal 2006 ($0.3 million). Each product development has a risk of failure or delay in introduction that could result in diminished overall cash flows should the product not be introduced to the market as currently anticipated. Continued product innovation and timely release of IPR&D projects, once integrated and redefined as necessary, are believed to be fundamental to the success of the combined company.

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

The acquired identifiable intangible assets will be amortized over their useful lives as follows:

	Amount	Useful Lives (in years)
	(Restated)
Purchased technology	$24,000,000	14 – no residual value
Existing customer relationships	1,900,000	10 – no residual value
Trademark	4,400,000	14 – no residual value
Total	$30,300,000

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of each period presented:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(Restated)		(Restated)

Revenue	$8,137,000	$10,508,000	$29,221,000	$34,737,000
Loss before cumulative effect of accounting change(1)	(10,737,000)	(3,751,000)	(23,553,000)	(6,333,000)
Net loss(1)	(10,737,000)	(3,751,000)	(23,553,000)	(6,644,000)
Net loss per share, basic and diluted(1)	(0.70)	(0.25)	(1.52)	(0.44)

(1) Excludes a $9.2 million charge for IPR&D and $1.1 million in merger and integration costs associated with the acquisition of NOMOS.

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

Note 10 – Segment Information

The Company’s operations are divided into three segments based upon a combination of factors including: product produced, manufacturing process and management oversight.  The Company’s three segments are: IMRT/IGRT, Radiation Sources, and Theseus. IMRT/IGRT develops and markets products used during external beam radiation therapy for the treatment of cancer.  Radiation Sources develops and markets radioisotopic products including brachytherapy seeds and accessories used in the treatment of cancer and non-therapeutic products used in medical, environmental, research and industrial applications.  Theseus has been developing a radiopharmaceutical imaging agent for various medical diagnostic and monitoring functions, including the management of chemotherapy treatment.  However, in August 2004, the Company elected to discontinue operating Theseus, effective on or about September 15, 2004 (Note 11).

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

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenues

IMRT/IGRT	$4,977,000	$—	$4,977,000	$—
Radiation Sources	3,160,000	3,011,000	10,005,000	11,056,000
Theseus	—	—	—	—
	$8,137,000	$3,011,000	$14,982,000	$11,056,000

Loss from Operations

IMRT/IGRT	$(12,046,000)	$—	$(12,046,000)	$—
Radiation Sources	(2,639,000)	(1,238,000)	(6,726,000)	(1,600,000)
Theseus	(6,422,000)	(1,849,000)	(10,550,000)	(5,912,000)
	$(21,107,000)	$(3,087,000)	$(29,322,000)	$(7,512,000)

	July 31, 2004	October 31, 2003
	(Restated)
Goodwill

IMRT/IGRT	$18,525,000	$—
Radiation Sources	207,000	207,000
Theseus	—	3,659,000
Total goodwill	$18,732,000	$3,866,000

Total Assets

IMRT/IGRT	$61,642,000	$—
Radiation Sources	30,467,000	57,790,000
Theseus	45,000	4,742,000
Total assets	$92,154,000	$62,532,000

Note 11 – Impairment of Goodwill and Long-lived Assets

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

Note 12 - Litigation

In March 2004, Parker/Hunter filed a complaint against NOMOS, alleging breach by NOMOS of an investment banking fee arrangement.  NOMOS filed an answer denying all substantive allegations of liability.

In May 2004, NOMOS became a wholly-owned subsidiary of the Company (See Note 9).  The Company accrued a liability of $1.1 million for the claim.  In August 2004, the Company paid Parker/Hunter $1.1 million in settlement of all claims related to its complaint filed against NOMOS.

As part of the Company’s agreement and plan of merger with NOMOS, the Company placed into escrow 307,617 shares of common stock and $0.7 million cash of the NOMOS purchase consideration to cover the anticipated settlement costs of the Parker/Hunter litigation. In October 2004, the Company received reimbursement for the costs of the Parker/Hunter settlement from the escrowed funds in the form of 89,026 shares and cash of $0.5 million, and the remaining $0.2 million of cash and 218,591 shares of common stock were distributed to the NOMOS selling shareholders.

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

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”), a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services.  This acquisition will significantly expand our product offerings to radiation oncologists.  Under the terms of the agreement and plan of merger we paid approximately $58 million, consisting of $11.5 million in cash, the issuance of 5.2 million shares of the Company’s common stock with a fair value of approximately $37.3 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $1.6 million.  Pursuant to the purchase agreement, approximately 15.8% of the shares and of common stock and cash otherwise payable to NOMOS shareholders was deposited into escrow accounts as a source of reimbursement for losses arising from breach by NOMOS of its warranties under the purchase agreement and for losses incurred in the Parker/Hunter matter.  As a result of the settlement of the Parker/Hunter matter in August 2004, cash of $0.5 million and 89,026 shares of common stock were returned to the Company and 218,591 shares of common stock and $0.2 million of cash was distributed to the NOMOS selling shareholders from the escrow fund during the quarter ended October 31, 2004.  We manage this business as our IMRT/IGRT operating segment.

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

Selling Expense.  Selling expenses increased $1.4 million, or 153% to $2.2 million for the three months ended July 31, 2004, from $0.9 million for the three months ended July 31, 2003.  The increase in selling expense is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004.

General and administrative expenses.  General and administrative (“G&A”) expenses increased $2.0 million, or 104%, to $3.8 million for the three months ended July 31, 2004, from $1.8 million for the three months ended July 31, 2003. The increase is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004 ($0.9 million), the inclusion of personnel costs and professional fees associated with Prostate Centers of America (“PCA”) ($0.5 million) as further described in Note 3, and an increase in accounting, legal and insurance costs ($0.4 million).

Research and development.  Research and development (“R&D”) expenses increased $1.2 million, or 72%, to $2.9 million for the three months ended July 31, 2004, from $1.7 million for the three months ended July 31, 2003.  The increase is primarily attributed to the acquisition of our IMRT/IGRT business in May 2004 ($1.4 million), offset by a decrease in costs of our Hynic-Annexin V program.

Amortization of intangible assets.  Amortization of intangible assets increased to $0.6 million for the three months ended July 31, 2004, from $3,000 for the three months ended July 31, 2003, primarily due to the acquisition of our IMRT/IGRT business in May 2004.

In-process research and development.  During the three months ended July 31, 2004, we incurred a charge of $9.2 million for in-process research and development (“IPR&D”) related to the acquisition of our IMRT/IGRT business (See Note 9).

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

Selling Expenses.  Selling expenses increased $1.4 million, or 58% to $3.9 million for the nine months ended July 31, 2004, from $2.5 million for the nine months ended July 31, 2003. The increase is attributable to sales and marketing costs of our IMRT/IGRT business acquired in May 2004.

General and administrative expenses.  G&A expenses increased $3.9 million, or 68% to $9.6 million for the nine months ended July 31, 2004, from $5.7 million for the nine months ended July 31, 2003.  The increase is attributed to our business segments as follows: $0.9 million attributed to the acquisition of our IMRT/IGRT, $2.7 million to Radiation Sources and $0.3 million to Theseus. The increase in G&A attributable to Radiation Sources is due primarily to severance and non-cash stock compensation expense associated with the resignation of our former chief financial officer ($1.0 million), the inclusion of expenses associated with PCA ($0.7 million), an increase in personnel costs ($0.9 million), and accounting, legal and insurance costs ($0.4 million).

Research and development.  R&D expenses increased $1.2 million, or 23%, to $6.7 million for the nine months ended July 31, 2004, from $5.4 million for the nine months ended July 31, 2003.  The increase is primarily attributed to our IMRT/IGRT business acquired in May 2004.

Amortization of intangible assets.  Amortization of intangible assets increased to $0.6 million for the nine months ended July 31, 2004, from $20,000 for the nine months ended July 31, 2003, primarily due to the acquisition of our IMRT/IGRT business in May 2004.

In-process research and development.  During the nine months ended July 31, 2004, we incurred a charge of $9.2 million for in-process research and development (“IPR&D”) related to the acquisition of our IMRT/IGRT business (See Note 9).

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

Equipment and leasehold improvements.  Equipment and leasehold improvements (“Fixed Assets”) increased approximately $1.3 million to $4.3 million at July 31, 2004, from $3.0 million at October 31, 2003.  The increase in Fixed Assets reflects capital expenditures of $1.2 million and the acquisition of NOMOS equipment and leasehold improvements of $1.4 million offset by $0.8 million in depreciation expense and a write down for impairment of $0.5 million (See Note 11).  Included in the $1.2 million of capital expenditures are $0.5 million in equipment and leasehold improvements of PCA.

Other assets.  At July 31, 2004, other assets were approximately $0.1 million, a decrease of approximately $1.2 million from $1.3 million at October 31, 2003.  The decrease in other assets was due to the reclassification of capitalized transaction costs of the NOMOS acquisition as part of the purchase price allocation (See Note 9).

Accounts payable and accrued expenses.  Accounts payable and accrued expenses increased approximately $6.8 million to $13.6 million as of July 31, 2004, from $6.8 million at October 31, 2003. The increase was a result of an assumption of liabilities as part of the purchase price allocation associated with the NOMOS acquisition (See Note 9).

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

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                On January 31, 2005 our independent registered public accounting firm communicated to the Company and to the Chairman of our Audit Committee that we may have material weaknesses involving internal controls that related to the Company’s historical accounting for the Company’s business acquisition of NOMOS Corporation.  After an internal evaluation, our CEO and CFO concluded that there existed material weaknesses in our internal control over financial reporting, with which the Audit Committee concurs.  The Company concluded there were errors in the NOMOS purchase price allocation which required a restatement to our financial statements to (a) correct for an error made in the valuation used to allocate the NOMOS purchase price and (b) properly account for certain contingently returnable shares of the Company’s common stock and contingently returnable cash issued into escrow for the NOMOS selling shareholders.  The material weaknesses identified related to the (a) procedures employed by management in the preparation of the purchase price valuation used to assign asset values to certain acquired intangible assets, including review of the valuation specialist’s work and related assumptions, and (b) lack of sufficient resources to identify and properly address technical accounting and reporting issues related to purchase accounting matters.

                In connection with our acquisition of NOMOS Corporation on May 4, 2004 (included in our filing on Form 10-Q/A for the quarter ended July 31, 2004), we engaged a valuation specialist firm to assist the Company in determining the fair value of certain identified intangible assets acquired from NOMOS.  We utilized the valuation report to assign the intangible asset values to the assets acquired as reported in the Form 8-K dated July 19, 2004, the Form 10-Q dated September 20, 2004 and the Forms 10-Q/A dated September 21, 2004 and January 27, 2005.  However, during the finalization of our annual financial statements for the year ended October 31, 2004, it was noted that there was an inconsistency in the royalty rate used to value the trademark and the royalty rate used for the trademark contributory asset charge which resulted in improperly valuing the fair values of NOMOS’ in-process R&D, purchased technology and customer relationship intangible assets.   We concluded that the error materially misstated the values assigned to the acquired intangible assets in the opening purchase price allocation.  We subsequently engaged a second valuation firm to properly calculate the intangible asset values which report was used by the Company in its restatement of the financial statements for the quarter ended July 31, 2004 as described in Note 2 of Condensed Notes to the Financial Statements.

Pursuant to the NOMOS purchase agreement 307,617 shares of the Company’s common stock and $701,000 of cash due to the selling NOMOS shareholders were placed in escrow to serve as a source of reimbursement for losses incurred in connection with the demand made against NOMOS by Parker/Hunter Incorporated. The Company previously reported the escrowed shares as issued and outstanding for legal and accounting purposes in the Form 10-Q filed on September 20, 2004 and Forms 10-Q/A filed on September 21, 2004 and January 27, 2005.  However, because settlement of the Parker/Hunter matter was not finalized until August 4, 2004, it was later determined that these shares were contingently returnable as of July 31, 2004, and therefore should not be considered issued and outstanding for accounting purposes.  The Company did not restate the financial statements in the previous filings, because the adjustments were determined to be immaterial based on an analysis under SAB 99. However, in connection with restating the financial statements to correct the error in valuation assumptions as described in the immediately preceding paragraph, the Company has made such adjustments to properly account for contingently returnable consideration in the restatement of the financial statements for the quarter ended July 31, 2004 as described in Note 2 of Condensed Notes to the Financial Statements.

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness, as of July 31, 2004 of the design and operation of our “controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act.  Based upon the foregoing, our CEO and CFO concluded that as a result of the material weaknesses identified above, our disclosure controls and procedures related to the matters described above were ineffective as of July 31, 2004. In response to the matters identified, we have taken steps to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in the determination to restate our financial statements. In order to remedy these weaknesses, in the event of a future acquisition, management intends to (a) engage a second appraisal firm to confirm the intangible asset valuation under SFAS 141 performed by the appraisal firm engaged to perform such intangible asset valuation, and (b) complete a more formal review process of relevant accounting literature related to purchase accounting.  Our CEO and CFO did not note any other material weaknesses or significant deficiencies in our disclosure controls and procedures during their evaluation.  In addition, as part of the assessment of our internal controls that we will need to undergo during our 2005 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes.  Our Audit Committee is performing oversight of our implementation of enhancements and improvements to our internal controls, and our management is reporting to our Audit Committee on a regular basis regarding these matters.  As a result of these activities, we intend to continue to refine and improve our internal controls on an ongoing basis.

(b)           Changes in internal controls

Other than the matters discussed above, there were no significant changes in our internal controls over financial reporting during the quarter ended July 31, 2004, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The stockholders also voted to approve the ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ended October 31, 2004.  A total of 6,874,301 shares were for the adoption of the proposal, 3,031,752 were cast against the proposal, and 73,560 shares were abstained.

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

NORTH AMERICAN SCIENTIFIC, INC.

March 11, 2005	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

March 11, 2005	By:	/s/ James W. Klingler
		Name:	James W. Klingler
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)