Form 10-K
period 2004-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2005-03-11
CIK 949876

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☒ Yes  ☐ No

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $83.2 million (based upon the price at which the common stock was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter).

As of February 28, 2005, approximately 16,195,692 shares of the Registrant’s Common Stock, $.01 par value per share, were outstanding.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K

Item 1.   BUSINESS

INTRODUCTION

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “projections,” and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the “Risk Factors” section contained in this Item 1, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward looking statements. Readers should not place undue reliance on these forward-looking statements.

We are a Delaware corporation, incorporated in 1990 that designs, develops and produces innovative products for radiation therapy treatment, including brachytherapy seeds, and planning and delivery technology for intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”). In addition, since 1990, we have applied our expertise in radioisotopes to develop and market products for other medical, environmental, research and industrial applications.

In 1996, we began to focus our research and product development activities primarily on medical products that are useful in the diagnosis, management and treatment of disease such as cancer. This initiative resulted in the development of our first two therapeutic products, iodine-based and palladium-based implantable brachytherapy seeds for the treatment of prostate cancer. We began manufacturing our Iodine-125 seed for commercial use in 1998, and introduced our Palladium-103 seed the following year, thus becoming the first company to manufacture both iodine and palladium brachytherapy seeds. These products were initially marketed under an exclusive third party distribution agreement, which terminated in January 2003. We transitioned to direct sales and marketing of our brachytherapy products during fiscal year 2003, and currently market and sell our Iodine-125 seeds under the trade name Prospera® I-125, and our Palladium-103 seeds under the trade name Prospera® Pd-103.

In August 2003, we acquired substantially all of the assets of Radiation Therapy Products (“RTP”), a manufacturer and distributor of equipment, including steppers and stabilizers, used in prostate brachytherapy procedures. We added RTP to our brachytherapy product portfolio to provide a more complete product offering to customers and prospects. (See Note 4 of Notes to Consolidated Financial Statements)

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”), a developer, manufacturer and marketer of products and services for IMRT and IGRT. We believe that this acquisition further enhanced our portfolio of products and technologies for the treatment of cancer by allowing us to expand into the external beam radiation market. NOMOS was recognized as the pioneer of the IMRT and IGRT fields and its products are used to treat a variety of cancers at hospitals and free-standing radiation oncology centers. As a result of the acquisition, we are now able to offer a broader complement of products and services to address the needs of the radiation oncologist. (See Note 4 of Notes to Consolidated Financial Statements)

In October 2000, we acquired Theseus Imaging Corporation (“Theseus”), a company engaged in the research and development of a proprietary radiopharmaceutical agent (referred to as “Hynic-Annexin V”). Over the following four years, we made substantial investments in Theseus for clinical trials and additional research. In July and August 2004, we assessed the long-term prospects of the Theseus product candidate and confirmed our previous estimates that the successful completion of development and receipt of regulatory approvals of Hynic-Annexin V would not occur earlier than 2007 and that the additional costs would be substantial. With limited capital resources and the additional need to fund product development of our recently acquired IMRT and IGRT products, we explored alternative options for Theseus. Discussions with potential financial and strategic partners ceased in August 2004. As a direct result we shut-down the operation in September 2004 (See Note 3 of Notes to Consolidated Financial Statements).

IMRT AND IGRT RADIATION TREATMENT OF CANCER

In contrast to conventional external beam radiation therapy (“EBRT”), in which the patient is treated with relatively large, simple shapes of radiation, IMRT delivers many smaller radiation beams, with the intensity and angle of these radiation beams varied, or modulated, across the treatment target. This enables the doctor to deliver an elevated radiation dose to the tumor, while minimizing the amount of radiation directed at nearby healthy tissue. As a result, IMRT provides the potential for improved outcomes by more effectively treating tumors, and a better quality of life for patients by avoiding the side effects and risks associated with EBRT.

Treatment planning for IMRT is extremely complex due to the number of potential beam angles and intensities. Our IMRT planning software system, CORVUS, addresses this complexity through a technique called inverse planning. CORVUS prompts the doctor to specify the desired radiation dose outcome, both for the tumor and for the surrounding healthy tissue, and then generates a plan to achieve the desired outcome by testing and rejecting millions of potential beam intensities and angles. This is in contrast to conventional radiation planning and those competing IMRT planning systems that rely on a technique called forward planning, in which the doctor essentially builds a treatment plan through a manual, iterative process. We believe that our inverse planning approach results in better treatment plans and reduces the amount of time required for doctors to create these plans when compared to many of the treatment planning systems of our competitors, including competing IMRT systems that use inverse planning techniques.

A device known as a multileaf collimator defines the size, shape and intensity of the radiation beams in IMRT treatments and is also used in some conventional radiation treatments. Our multileaf collimator, MIMiC, was designed specifically for delivering IMRT, and we believe that it offers a number of advantages over competing multileaf collimators, including the ability to deliver radiation from a significantly greater number of angles. MIMiC is primarily sold as a component of our integrated PEACOCK system, but is also sold to existing CORVUS customers.

Customers use IMRT products in conjunction with linear accelerators, which are the machines that generate the energy beams used in radiation therapy. We do not produce linear accelerators. However, our products are designed to be compatible with all linear accelerators currently sold by the major manufacturers. We sell our products both to customers who have the newest, most advanced linear accelerators and to customers with older linear accelerators that do not have IMRT capabilities.

Our IGRT product, BAT, is used in conjunction with external beam radiation to locate targets, including tumors and surrounding organs that may move inside the patient’s body from one treatment session to the next. Customers use PEREGRINE, our radiation dose calculation and simulation software product that uses advanced statistical techniques to simulate the path of radiation particles as they are absorbed by the patient’s body. BAT and PEREGRINE are designed to be used in connection with both IMRT and conventional radiation therapy.

IMRT/IGRT Products

We currently sell five primary IMRT/IGRT products to the radiation therapy market:

CORVUS.   The core of our proprietary IMRT treatment planning system is CORVUS. This software-based product uses images from conventional imaging technologies, such as computed tomography (“CT”), magnetic resonance imaging (“MRI”), or positron emission tomography (“PET”), to create a three-dimensional model of the tumor area to be treated. CORVUS, through its three-dimensional on-screen model, prompts the doctor to specify the parameters of the dose outcome desired, both for the tumor and for the surrounding healthy tissues. CORVUS then tests and rejects millions of beam intensities and angles as it builds a plan to achieve the doctor’s desired objectives. This process, called inverse planning, starts with the desired outcome and then builds a plan to achieve it. Once the plan has been approved by the doctor, CORVUS works with the linear accelerator’s multileaf collimator during each treatment session to provide the radiation output in accordance with the plan by dividing its radiation output into a large number of very small beams, each of which can carry a different level of radiation intensity. By hitting the target with these small, variable intensity beams from multiple angles, it becomes possible to deliver a high dose of radiation to the target with great precision, regardless of the shape of the target, while limiting the delivery of high dosage radiation to surrounding healthy structures, regardless of their proximity to the target. CORVUS can be used in conjunction with MIMiC, our multileaf collimator, and is also compatible with most other multileaf collimators on the market. Although there is no reliable independent market data available, we believe that the multileaf collimators with which CORVUS is currently compatible represent a substantial majority of all multileaf collimators in both the United States and worldwide markets. We believe that CORVUS, together with its predecessor, PEACOCK Plan, has been used to plan the treatment of a substantial majority of all IMRT patients worldwide.

We believe the CORVUS process of inverse planning is superior to conventional radiation technology and to competing IMRT technologies that rely on either forward planning or inverse planning. In forward planning, the doctor manually develops a radiation delivery plan and then uses a computer to calculate the results of that plan. This process is often repeated several times until an acceptable plan is obtained. This process is labor-intensive, time-consuming and highly sensitive to the quality and experience of the particular technician or doctor. All inverse planning systems, including those used by our competitors, utilize an algorithm that is designed to replicate the clinical decision-making process of a radiation oncologist. Our algorithm has been developed using clinical feedback received from previous versions of the product, and we believe it represents more closely than our competitors’ systems the important factors used in an experienced clinician’s evaluation. The CORVUS process results in increased accuracy and improved clinical outcomes over competing inverse planning systems, whose optimization strategies and evaluation functions we believe do not have the sophistication embodied in CORVUS. We also believe that our CORVUS planning software develops treatment plans more quickly and with less user interaction than our competitors’ planning systems.

MIMiC.   Our multileaf collimator, MIMiC, is primarily sold as a component of our integrated PEACOCK system, but can also be sold to existing CORVUS customers. MIMiC is the first multileaf collimator on the market that was designed exclusively for IMRT delivery. MIMiC was also the first multileaf collimator specifically designed for dynamic or rotational mode treatment, where the head of the linear accelerator is moving during the delivery of radiation. MIMiC can deliver radiation from approximately 54 angles, which is significantly greater than the 5-9 angles of a typical commercial multileaf collimator. This contributes to MIMiC’s ability to conform the radiation beams to the size and shape of a tumor in accordance with the treatment plan. Leakage refers to radiation that escapes from the linear accelerator, or is transmitted through or between the leaves of the multileaf collimator, and is unintentionally absorbed by the patient. A typical multileaf collimator has an average radiation leakage of between 1% and 3%. The actual leakage for MIMiC is typically less than 1%. Although MIMiC can be used on many linear accelerators that come already equipped with a multi-leaf collimator, the primary market for MIMiC is for the older linear accelerators that do not have a multi-leaf collimator.

MIMiC has 40 tungsten leaves in two rows of 20. Each leaf is capable of defining a beam approximately one centimeter square and can direct these radiation beams to the target. With the addition of our BEAK product, MIMiC’s beam size can be reduced to four-by-ten millimeters. This allows a customer with MIMiC to compete in the radiosurgery market. Radiosurgery is a form of specialized radiation therapy that involves the delivery of radiation to a precise, often small target volume in a limited number of treatment sessions.

PEACOCK.   Our integrated IMRT planning and delivery system, PEACOCK, includes CORVUS as its software-based planning component and MIMiC as its multileaf collimator. With these two components, PEACOCK helps the doctor create an optimized treatment plan and then modulates the intensity of a radiation beam to fit the size and shape of a tumor in accordance with the plan. PEACOCK offers customers with older linear accelerators, and others that lack a multileaf collimator, the ability to upgrade their accelerators to enable them to deliver IMRT treatments. PEACOCK typically sells for less than half the cost of a new IMRT-equipped linear accelerator and can be installed with significantly less down time to the treatment center. PEACOCK can be used in delivering IMRT treatments both while the head of the linear accelerator is moving, known as rotational or dynamic mode, and while the head of the linear accelerator is stationary, known as fixed-angle mode.

BAT.   BAT uses ultrasound images to confirm the location of target organs and tumor sites within the patient’s body. Some organs, such as the prostate, move within the patient from day to day and even within a given day. As a result, a previously developed treatment plan may no longer be effective. Treatments that require daily localization of this kind include those for cancers of the prostate, female pelvis, pancreas, breast and liver. The conventional approach to this problem is to include in the treatment plan a margin of error, which inevitably leads to exposing healthy tissue to radiation. BAT reduces this margin of error from the currently accepted standard practice of within 2 centimeters to within 2 millimeters. BAT determines the location of the target by means of either a jointed, mechanical arm, at the end of which is an ultrasound probe, or by a camera mounted in the treatment room which tracks passive markers placed on the ultrasound probe. Using a touch-screen monitor and ultrasound images, the practitioner maneuvers the probe to the exact location of the tumor. BAT then calculates the position of the target relative to the delivery point of the radiation beam. BAT can be used in conjunction with IMRT as well as conventional radiation treatment. Currently, BAT is predominantly used by hospitals and clinics in treating prostate cancer.

PEREGRINE.   Our radiation dosage calculation software product, PEREGRINE, is used to estimate the amount and distribution of the radiation dose in three dimensions that would be absorbed by a patient from a prescribed plan. The prevailing method of dose calculation is to estimate the absorption of radiation by the patient’s body based on the absorption of radiation by water. This method can be reasonably accurate for areas of homogeneous tissue. However, most tumors are surrounded by heterogeneous tissue structures, such as bones, air sacs or other variants in density, each of which absorbs radiation at a different rate. PEREGRINE is designed to improve the accuracy of both IMRT and conventional radiation treatment planning systems by adjusting for these variables.

PEREGRINE is designed to work simultaneously and seamlessly with CORVUS to calculate and recommend adjustments to the dose distribution determined by the planning software before the radiation treatment plan is actually administered to the patient. In 1999, we acquired exclusive rights to the patents, trademarks and copyrights for the technology used in PEREGRINE through a 10-year licensing agreement with the Lawrence Livermore National Laboratory.

We have made initial sales of PEREGRINE to early adopters who are currently using it for laboratory testing and research purposes. These early adopters are assisting us in completing the final stages of development of this product. Currently, PEREGRINE can only be used in conjunction with some linear accelerators and treatment planning systems. We are developing additional upgrades for PEREGRINE that we believe, when completed, will allow PEREGRINE to operate with a broader range of linear accelerators, energy levels and radiation planning systems. These upgrades are designed primarily to improve the installation and commissioning process, as opposed to the underlying software function, so as to make it easier for PEREGRINE customers to validate the correct operation of the system.

In addition to our core products discussed above, we also offer accessory products:

•       BEAK®.   To provide additional market opportunities for MIMiC and PEACOCK, we market BEAK, a device that attaches to MIMiC and reduces MIMiC’s beam size from approximately one centimeter square down to four-by-ten millimeters. This allows MIMiC and PEACOCK to compete with expensive and dedicated radiosurgery systems. Radiosurgery is a form of specialized radiation therapy that typically involves the delivery of radiation to a small target in a limited number of treatment sessions.

•       NOMOS CRANE® and AUTOCRANE™.   Our NOMOS CRANE family of products is a series of devices used to position patients during radiation therapy. NOMOS CRANE, NOMOS MINI-CRANE, and NOMOS CRANE II are manually operated patient positioning devices that are specifically suited to the requirements of treatments using PEACOCK, which deliver radiation in a slice-by-slice manner. The AUTOCRANE is our newest device, which remotely adjusts the patient’s position during the course of a treatment session as necessary to deliver the radiation in accordance with the treatment plan. This eliminates the need for the radiation therapist to repeatedly enter the treatment room to manually adjust the patient’s position in connection with slice-by-slice IMRT treatments. The AUTOCRANE shortens the average IMRT treatment session using PEACOCK. We received FDA clearance for the NOMOS AUTOCRANE in December 2001, and we began offering it for commercial sale in 2002. We also offer two NOMOS MINICRANES that assist in the positioning of specific body parts such as the head and neck. We license some of the technology underlying our NOMOS CRANE family of products from the University of Texas.

•       Other System Accessories.   We offer several other system accessories that assist in the positioning and verification of patient alignment. Our TALON® product is a device used to position the head during radiation therapy and radiosurgery, which permits precise repositioning across multiple treatment days. Our radiotherapy table adapter and our computed tomography table adapter are adjustable, rigid structures that attach to a variety of treatment tables and imaging couches to provide a stable and consistent reference base for patient positioning. We also offer our Target Box, which is a device that connects to our radiotherapy table adapter and provides multiple means of achieving precise patient alignment, including the use of laser positioning. We also offer a verification cassette that stores film and which can be used to verify the accuracy of patient treatment dosages. Although sales of these accessory products currently represent a small portion of our revenues, we believe that they enhance our core product offerings and present additional market opportunities for us.

BRACHYTHERAPY SEEDS

Prostate Cancer

The prostate gland, found only in men, is a small walnut-sized gland surrounding the urethra, located under the bladder and in front of the rectum. According to the American Cancer Society, prostate cancer is considered a slow growing cancer relative to other types of cancer. Symptoms of prostate cancer are often not noticed until the cancer has progressed past its early stages. A digital rectal examination during a routine physical examination is the most commonly used test for identifying prostate cancer. Additionally, a blood test to detect a prostate specific antigen (“PSA”) has become an accepted means of detecting early-stage prostate cancer. The PSA test, which is recommended for men over the age of 50, determines the amount of prostate specific antigen contained in an examinee’s blood. Elevated levels of PSA can result from benign symptoms such as inflammation but can also be indicative of the presence of cancerous cells in the prostate. The emergence of PSA blood testing has greatly improved physicians’ ability to diagnose and treat early stage prostate cancer.

Prostate cancer is the second most prevalent form of cancer in men in the United States and is the second most common cause of cancer death in men. The American Cancer Society estimated that in 2004 approximately 230,000  new cases of prostate cancer would be diagnosed in the United States and approximately 30,000 deaths of men in the United States would be attributable to the disease.

There are several therapies available for the treatment of prostate cancer.

Prostate Brachytherapy

Overview

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

LDR brachytherapy usually results in lower incidences of impotence and incontinence compared to other therapies, and faster recovery times than radical prostatectomy (“RP”). Moreover, studies show that the disease free survival rates ten years after brachytherapy treatment is comparable to those after RP. Brachytherapy is most effective for localized tumors treated in the early stages of the disease. Therefore, we believe that the growing use of PSA tests will help detect prostate cancer at an earlier stage and enhance the attractiveness of brachytherapy as a treatment alternative.

The use of LDR brachytherapy, the newest of the three primary techniques for the treatment of prostate cancer, has grown significantly over the past several years due to its advantages over the other primary therapies, which include RP and EBRT. We believe that the increasing use of this technique reflects the growing acceptance in the medical community and among patients.

Our Brachytherapy Products

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

In June 1997, we executed an exclusive worldwide marketing and distribution agreement with Mentor Corporation (“Mentor”) which granted Mentor an exclusive license to market and sell our brachytherapy seeds for the treatment of prostate cancer. Sales under this five year agreement commenced in January 1998 and concluded in January 2003. We now directly market and sell our brachytherapy seeds, and compete against Mentor. In connection with the January 2003 termination of that agreement, we are now directly marketing and selling our Iodine-125 and Palladium-103 seeds under the trade names Prospera® I-125 and Prospera® Pd-103, respectively. Although our products have primarily been marketed in the United States, in December 2000 we received a CE mark which allows for sales of our seeds in Europe.

•       Iodine-125 (Prospera® I-125).   In January 1998, we launched our first United States Food and Drug Administration or FDA-approved brachytherapy source, an Iodine-125 based seed, used primarily for the treatment of prostate cancer. Each seed consists of a laser welded biocompatible titanium capsule approximately the size of a grain of rice, containing Iodine-125 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. I-125 seeds have a half-life of 59 days; therefore, they utilize lower activity levels to deliver a therapeutic dose over a longer period of time compared to the Palladium-103 seeds.

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

The primary products offered by RTP are the STP-110 Precision Stepper and RTP-6000 Precision Stabilizer. This equipment precisely positions and holds the trans-rectal ultra sound probe during the LDR brachytherapy procedure. The Stepper also provides a stable platform for the Template Guide which is used to precisely position the needles during seed implantation. Additional products offered by RTP include radiation shielding and needle loading accessories such as the Horizontal Needle Box, Needle Loading Shield, Needle Loading Box and Needle Loading Carousel. These products offer a natural complement to the brachytherapy seeds. RTP has several active development projects which will provide additional unique accessory products for brachytherapy.

Other Competing Prostate Cancer Treatment Modalities

Radical Prostatectomy

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

External Beam Radiation Therapy (“EBRT”)

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

Cryosurgery

Cryosurgery, a procedure in which tissue is frozen to destroy tumors, is another treatment option for prostate cancer. Currently, this procedure is less widely used, although promising treatment outcomes have been reported. Cryosurgery typically requires a one to two day hospital stay and is associated with higher rates of impotence than brachytherapy.

Other Treatments.

Other treatments include hormone therapy and chemotherapy, which may be used to reduce the size of cancerous tumors. However, these treatments are not intended to ultimately cure a patient of prostate cancer. Instead, such treatment choices are made by physicians in an attempt to extend patients’ lives if the cancer has reached an advanced stage or as ancillary treatment methods used in conjunction with other treatment mechanisms. Common side effects of hormone therapy are impotence, decreased libido and development of breasts, and common side effects of chemotherapy are nausea, hair loss and fatigue.

“Watchful waiting,” while not a treatment, is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as upon the age and life expectancy of the patient. Physicians and patients who choose watchful waiting are frequently seeking to avoid the negative side effects associated with RP or other treatment modalities. Through careful monitoring of PSA levels and close examination for advancing symptoms of prostate cancer, physicians may choose more active treatments at a later date.

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

Radiation Calibration and Reference Source Products

Radioactivity is a natural physical property. Each radioisotope emits energy characteristics to that specific isotope. At sites possessing or storing radioactive materials, radiation detection instruments are typically used to monitor the emitted radiation from a given sample (i.e., soil, air, water, etc.) to identify and quantify the radioisotopes present in that sample to help ensure safety to workers and the surrounding environment. In order to determine a particular instrument’s efficiency, an accurately measured and contained amount of a radioactive isotope is required to serve as a calibration reference standard. Each type of sample being monitored by an instrument typically requires a radiation standard of identical form and geometry to the sample.

Our principal products in this category are radiation sources and standards, which are used in a variety of areas for calibration, measurement, analysis and control.

Standards for Nuclear Medicine

Nuclear medicine is practiced at over 5,000 United States hospitals. Consistent performance of imaging and calibration instrumentation is crucial to successful diagnostic and patient management and cannot be maintained without extensive calibration programs. We supply many of the required types of calibration standards.

Standards for Calibration and Control

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

We also sell radiation standards to various organizations, including certain government agency contractors and laboratories. These standards are often designed to meet special requirements, customized configurations or special processing services.

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

Patents

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

IMRT/IGRT

Name with Patent Number	Subject	Date of Issuance and Expiration Date
Method and apparatus for patient positioning for radiation therapy (5,622,187)

A method and apparatus for positioning a patient upon a treatment table of a linear accelerator includes a camera secured to the gantry of the linear accelerator and a plurality of light emitting diodes mounted with respect to the patient which are viewed by the camera.

April 22, 1997 until September 30, 2014
Planning method and apparatus for radiation dosimetry (6,038,283)

A method and apparatus for determining an optimized radiation beam arrangement for applying radiation to a tumor target volume while minimizing radiation of a structure volume in a patient, which uses an iterative cost function based on a comparison of desired partial volume data, which may be represented by cumulative dose volume histograms and proposed partial volume data, which may be represented by cumulative dose volume histograms for target tumors and tissue structures for delivery of the optimized radiation beam arrangement to the patient by a conformal radiation therapy apparatus.

March 14, 2000 until October 24, 2017
Noninvasive head fixation method and apparatus (5,207,688)

A noninvasive head fixation method and apparatus uses a flexible and compressible bladder which contacts and is deformed to conform to the shape of the patient’s nasion in order to immobilize the patient’s head during a medical procedure.

May 4, 1993 until October 31, 2011
Tissue compensation method and apparatus (5,368,543)

A tissue compensation system and method for making a tissue compensator utilizes a plurality of elongate rods, one end of which contact the treatment surface on the patient, and the other end of which contact and deform a flexible membrane containing a quantity of a material substantially equivalent to tissue of the patient.

November 29, 1994 until June 17, 2013
Tissue compensation method and apparatus (5,242,372)

A tissue compensation system and method for making a tissue compensator utilizes a plurality of elongate rods, one end of which contact the treatment surface on the patient, and the other end of which contact and deform a flexible membrane containing a quantity of a material substantially equivalent to tissue of the patient.

September 7, 1993 until November 12, 2011
Method and apparatus for conformal radiation therapy (5,596,619)

A method and apparatus for conformal radiation therapy, with a radiation beam having a pre-determined, constant beam intensity, treats the entire tumor volume of a patient’s tumor, and the beam intensity of the radiation beam is

January 21, 1997 until May 17, 2014

spatially modulated across the tumor, by separating the radiation into a plurality of treatment beam segments and independently modulating the beam intensity of the plurality of radiation beam segments.

Method and apparatus for conformal radiation therapy (5,802,136)

A method and apparatus for conformal radiation therapy, with a radiation beam having a predetermined, constant beam intensity, treats the entire tumor volume of a patient’s tumor, and the beam intensity of the radiation beam is spatially modulated across the tumor, by separating the radiation into an array of at least 3x3 treatment beam segments and independently modulating the beam intensity of the plurality of radiation beam segments.

September 1, 1998 until April 19, 2016
Method and apparatus for target position verification (5,411,026)

A method and apparatus for verifying the position of a lesion in a patient’s body compares the location of the lesion in CT slices with the position of the lesion in ultrasound images taken while the patient lays on the treatment table of a linear accelerator.

May 2, 1995 until October 8, 2013
Planning method and apparatus for radiation dosimetry (6,393,096)

A method and apparatus for determining an optimized radiation beam arrangement for applying radiation to a tumor target volume while minimizing radiation of a structure volume in a patient, comprising: using a computer to computationally obtain a proposed radiation beam arrangement; using the computer to computationally change the proposed radiation beam arrangement iteratively, incorporating a cost function at each iteration to approach correspondence of a CDVH associated with the proposed radiation beam arrangement to a CDVH associated with a pre-determined desired dose prescription; comparing the dose distribution to a prescribed dose for the tumor volume and surrounding tissue structures; and increasing or decreasing radiation beam intensity if the change of the proposed beam arrangement leads to a greater correspondence to the desired dose prescription to obtain an optimized radiation beam arrangement.

May 21, 2002 until May 27, 2019
Method and apparatus for target position verification (6,325,758)

A method and apparatus for verifying the position of a target to be treated by a radiation therapy device may include an ultrasound probe used to generate ultrasound images of the target; a position sensing system for indicating the position of the ultrasound probe with respect to the radiation therapy device, whereby the location of the target with respect to the radiation therapy device is known; and the ultrasound image of the target may be aligned with radiation treatment data.

December 4, 2001 until October 27, 2018

Radiation Sources & Brachytherapy Accessories

Name with Patent Number	Subject	Date of Issuance and Expiration Date
Needle for Imaging and Sampling (5,647,374)

An instrument and method for the biopsy of tumors, such as breast lesions, are disclosed. A stylus comprises a tube having radioactive material in the tip capable of being imaged, the stylus contained within a needle. An image of the tip of the needle can be traced as it penetrates a human body, is guided toward an imaged tissue mass, and is placed within the tumor.

July 15, 1997 until December 30, 2014
Laser Welded Brachytherapy Source and Method of Making the Same (5,997,643)

A brachytherapy source for use in radiation treatment of the body includes radioactive material, and a housing. The housing is used to contain the radioactive materials, and is formed by at least one tube having two ends. The two ends of the tube are sealed by welding such that a radiation distribution of the brachytherapy source approximates a point source that is free of cold zones to minimize underexposure or overexposure of the body to radiation and to simplify the placement of the brachytherapy source in the body.

December 7, 1999 until March 26, 2018
Radioactive Seeds and Method for Using Same (6,440,058)

A system and method of treating an affected region of diseased tissue in a patient is described. A plurality of first radioactive seeds and a plurality of second radioactive seeds are implanted in the affected region.

August 27, 2002 until August 25, 2019
Radioactive Seed with Multiple Markers and Method for Using Same (6,503,186)

A radioactive seed which discloses the orientation and the location of the seed when the seed is exposed to X-ray photography is provided. The seed contains multiple X-ray detectable markers which will disclose the orientation and the location of the seed when the seed is exposed to X-ray photography. The seed can also have a single marker which wraps around the external surface of the seed or wraps around a carrier body within the seed. The single marker will also disclose the orientation as well as the location of the seed.

January 7, 2003 until March 29, 2020
Radioactive Seed with Multiple Markers and Method for Using Same (6,638,027)

A radioactive seed which discloses the orientation and the location of the seed when the seed is exposed to X-ray photography is provided. The seed contains multiple X-ray detectable markers which will disclose the orientation and the location of the seed when the seed is exposed to X-ray photography. The seed can also have a single marker which wraps around the external surface of the seed or wraps around a carrier body within the seed. The single marker will also disclose the orientation as well as the location of the seed.

October 28, 2003 until October 15, 2020

Thin Radiation Source and Method of Making the Same (6,787,786)

The present invention relates to radiation sources and a method for producing radiation sources. Embodiments of the present invention are directed to radiation sources that can be used to calibrate nuclear imaging equipment, such as flood sources. According to embodiments of the invention, the radiation source includes a outer housing that contains a substrate upon which a radioactive pattern is deposited. The radioactive deposit may be placed on the surface of the substrate in the form of a deposited solution and may be fixed to the surface of the substrate by, for example, a binding agent and/or a sealing layer. The deposited solution may also include a colorant to visually indicate the activity distribution of the radioactive deposit.

September 7, 2004 until June 12, 2021
Stepper apparatus for use in the imaging/treatment of internal organs using an ultrasound probe (5,871,448)

The stepper apparatus for use in imaging/treatment of prostate cancer with radioactive seeds includes a body portion, a support element for holding the ultrasound probe, a slide portion for moving the support element relative to the body portion, and a support element for holding a template which has a plurality of openings therethrough, through which radiation seed insertion needles may be positioned.

February 16, 1999 until October 14, 2017
Stabilizer assembly for stepper apparatus and ultrasound probe (6,179,262)

The stabilizer assembly is used to position a stepper assembly for an ultrasound probe. The stabilizer includes two spaced apart swivel assemblies, each swivel assembly including clamps at one end thereof locking the stabilizer to a table.

January 30, 2001 until October 23, 2018
Apparatus for loading radioactive seeds and spacing elements into a brachytherapy needle (6,582,354)	The loading apparatus includes a tray assembly which receives radioactive seeds and spacer elements from containers thereof.	June 24, 2003 until July 23, 2020

In addition, as of January 7, 2005, we had 6 additional United States pending patent applications. We have also been issued 11 foreign patents and have 3 foreign patent applications still pending.

Third-Party License Agreements

We license from third parties some of the technologies used in our core products. The following is a summary of our material third-party licenses.

•       Lawrence Livermore National Laboratory.   In July 1999, we were granted a ten-year exclusive license by Lawrence Livermore National Laboratory, under the authority of The Regents of the University of California, to commercialize some of its advanced, proprietary statistical techniques that are now incorporated in PEREGRINE. This license agreement also gave us rights to the trademark PEREGRINE. Under this license agreement, we are required to pay earned royalties equal to 8% of net sales of our PEREGRINE product, which earned royalties are accrued and credited against the minimum annual royalty of $400,000. The license could be cancelled, renegotiated or made non-exclusive if we fail to meet specified performance obligations including gross revenues from the sale of our PEREGRINE product of at least $4 million per calendar year. In addition, the United States government retains a royalty-free license to the technology covered by this agreement. In June 2002, we negotiated an amendment to this license agreement that, among other things, eliminated the minimum annual royalty payments and the gross revenue performance obligation until March 2005. We are currently in the process of renegotiating this license.

•       Wisconsin Alumni Research Foundation.   We have a non-exclusive license to use specific patents owned by the Wisconsin Alumni Research Foundation. These patents, which relate to delivery of IMRT treatments using a dynamic or rotational mode, cover key components of, and are necessary to the manufacture and sale of, our MIMiC and PEACOCK products. This license agreement is scheduled to expire on January 25, 2016, the expiration of the last patent covered by the agreement. In addition, the license will terminate if we fail to make royalty payments for a given calendar year. Under this agreement, we were required to pay an initial fee of $25,000 and are to pay ongoing royalties of $4,000 to $24,000 per product unit based on the number and type of products sold, with aggregate minimum royalties of $15,000 per year.

•       University of Texas.   In October 1998, we began to license specific patent rights from the Board of Regents of the University of Texas System pursuant to a royalty-bearing, exclusive license agreement for a period of three years. These patent rights are related to a device that forms a critical component used in our NOMOS CRANE family of products. Effective March 31, 2004, the term of this agreement was extended for an additional two years, until March 31, 2006. In addition, the license will terminate upon 30 days notice from the Board of Regents if we fail to make any scheduled royalty payments. Under this license agreement, we are required to pay a royalty of $6,000 for each NOMOS CRANE sold in conjunction with a PEACOCK, with aggregate minimum royalties of $50,000 per year.

•       National Research Council of Canada.   We have a non-exclusive license from the National Research Council of Canada to use their BEAM 99 computer software in connection with PEREGRINE. This software, which allows us to develop beam characterization models for generic accelerators, is a key component of, and necessary to, our PEREGRINE product. Under this license agreement, we were required to pay an initial license fee of $30,000 and are required to pay an annual license fee of $30,000 as part of our annual renewal of this license. The initial term of the license agreement expired December 31, 2000. However, the license agreement grants us the right to continue this license for one-year periods following the initial term by paying an annual license fee. We have continued to renew this license annually pursuant to these renewal terms.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to enter into confidentiality agreements with our employees, consultants and vendors, and we generally control access to our proprietary information.

COMPETITION

Our most significant competitor for our IMRT planning and delivery products is Varian Medical Systems, Inc. (“Varian”). Varian produces more linear accelerators than any other manufacturer and markets its own line of IMRT products, including several models of multileaf collimators. Varian also markets an IMRT inverse planning software package that it has developed in coordination with Memorial Sloan-Kettering Cancer Center (“Sloan-Kettering”). Siemens Medical Systems, Inc. (“Siemens”) and Eleckta A.B. (“Eleckta”) are the other major manufacturers of linear accelerators, each of which offers its own multileaf collimators that compete with our MIMiC and PEACOCK products.

Sloan-Kettering has developed and treated a significant number of patients with its own non-commercial, non-FDA cleared, IMRT treatment and planning system. To our knowledge, Sloan-Kettering has yet to commercialize this technology or license it to third parties for commercialization.

TomoTherapy Inc. is another company that has developed and obtained FDA 510(k) clearance for a product that incorporates IMRT delivery and imaging into one unit, including the radiation source. They claim that their product will be able to verify the precise position of the patient’s tumor before each treatment, much like our fixation devices and our BAT product. To our knowledge, initial sales have been made to a few institutions and there is interest in this technology in the market.

Several treatment planning companies, including ADAC Laboratories, Inc., which is a part of Royal Philips Electronics N.V., Computerized Medical Systems, Inc. and Nucletron have also introduced treatment planning systems that include IMRT capabilities.

Several other companies, including BrainLAB AG (“BrainLAB”), 3Dline International and Siemens also compete with us in the multileaf collimator market.

We are facing increasing competition for BAT. Companies such as Varian and BrainLAB currently market, or in the past have marketed, ultrasound localization devices. In addition, Computerized Medical Systems, Inc., recently introduced a product that will compete with BAT. We anticipate additional competition in the future as the market for this product continues to develop.

Due to the recent introduction of PEREGRINE, we have not faced any significant competition from products using similar, advanced statistical techniques. However, we do face competition in this market from conventional radiation dose calculation products. In addition, we anticipate that competition will develop in the future as the market for radiation dose calculation software develops.

In addition, other products using alternative technologies may be developed which would compete with our brachytherapy, IMRT or IGRT products. For example, if treatment methods such as cryosurgery or hormone therapy gain increased acceptance among healthcare providers, patients and payers, or if new technologies such as gene modification emerge to become leading treatment standards as alternatives to traditional therapies, we may lose market share for our brachytherapy seeds or may find that our products are rendered non-competitive or obsolete by such market shifts and technological developments.

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

We believe that we compete favorably in our targeted markets on the basis of price, diversity of product line, customer service, quality and delivery time.

Many of the companies named above against whom we compete are substantially larger than us and have greater technical, sales, marketing and financial resources. Developments by any of these or other companies or advances by medical researchers at universities, government research facilities or private research laboratories could render our products obsolete. Therefore, additional companies with substantially greater financial resources than we have, as well as more extensive experience in research and development, the regulatory approval process and manufacturing and marketing, may develop treatments and products that are similar to our products.

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

SALES AND MARKETING

Since January 2003, we have developed an internal sales force to directly market and sell our brachytherapy products. In May 2004, we acquired additional sales personnel through our acquisition of NOMOS. Since both companies market their products to the same call points within the radiation oncology community, we combined both sales organizations to increase market penetration and better leverage our sales and marketing efforts. The domestic sales staff currently consists of twenty full-time dedicated regional sales representatives, business development managers, product specialists and zone managers.

Each of our sales representatives sells products and services to customers within an assigned territory. The sales representatives promote customer satisfaction with periodic service calls in addition to scheduled follow-up visits. Our products are principally marketed directly to the end-user physicians or purchasing groups that act on their behalf. While we have previously focused our sales efforts on the United States market, we are currently expanding in Europe and Asia through the sales offices obtained in the NOMOS acquisition.

Our radiation calibration and references standards are sold directly, as well as through a select group of third party representatives and distributors, in North America, Europe and Australia. We support our products through a full product catalog, advertising, telemarketing and trade shows, and engage in direct selling to end users as well as to equipment manufacturers for inclusion in their product lines.

GOVERNMENT REGULATION

Our products are medical devices, and therefore, subject to regulation and oversight by the FDA, state and local government authorities and foreign government authorities. FDA and foreign regulatory requirements include registration as a manufacturer, compliance with established manufacturing practices and quality standards, conformance with applicable industry standards, product traceability, adverse event reporting and compliance with advertising and packaging standards.

Our research and development activities and marketing activities are also subject to the laws, regulations, guidelines and regulatory clearances and approvals of governmental authorities in the United States and other countries in which our products are or will be marketed.

United States Regulatory Process

Specifically, in the United States, the FDA regulates, among other things, new product clearances and approvals to establish the safety and efficacy of these products. We are also subject to other federal and state laws and regulations, including the Occupational Safety and Health Act and the Environmental Protection Act.

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

Approval of new medical devices is a lengthy procedure and can take a number of years and the expenditure of significant resources. There is a shorter FDA review and clearance process, the premarket notification process, or the 510(k) process, whereby a company can market certain medical devices that can be shown to be substantially equivalent to other legally marketed devices. We have been able to achieve market clearance for some of our medical device products using the 510(k) process.

In the United States, medical devices are classified into three different categories over which FDA applies increasing levels of regulation: Class I, Class II and Class III. Most Class I devices are exempt from premarket notification 510(k); most Class II devices require premarket notification 510(k) and most Class III devices require premarket approval. All of our radiation therapy products are Class II devices and have received 510(k) clearance.

Each of our products has its own individual indication for use statement that has been cleared by the FDA. Each of these indications specify that the products are cleared for use in prescribed radiation therapy. None of the FDA clearances for any of our products limit the scope of intended use to treating certain types of cancer.

As a registered medical device manufacturer with the FDA, we are subject to inspection to ensure compliance with their current Good Manufacturing Practices, or cGMP. These regulations require that we and any of our contract manufacturers design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) notice for any product modification. We may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

As a medical device manufacturer, we are also subject to laws and regulations administered by governmental entities at the federal, state and local levels. For example, our facilities are licensed as medical product manufacturing facilities in  the states of California, Pennsylvania and Washington and are subject to periodic state regulatory inspections. Our customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Additionally, our facilities in the Los Angeles metropolitan area operate under a license issued by the California Department of Health which allows us to manufacture and process radioactive materials. Our licenses, subject to renewal, expire in 2007 and 2008. We are subject to a routine inspection by the California Department of Health Services for compliance with good manufacturing practice, health and safety requirements, and other applicable regulations. Moreover, our use, management and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

Foreign Regulatory Process

Our products are also regulated outside the United States as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA’s, in the foreign countries in which we plan to sell our products.

We hold a Quality Assurance certificate to ISO/EN 13485, the European Union standard for medical product manufacturers. This certificate is a prerequisite to applying the CE Mark to our products. The CE Mark is required on all medical products sold and used in the European Union. It is also recognized by many countries outside the European Union, such as Australia. The CE Mark indicates that a product was designed, released, produced, sold and serviced using a system that complies with the EU Council Directive 93/42/ECC for medical devices and EU Council 90/385/ECC for active implantable medical devices. All of our radiation therapy products are currently eligible to bear the CE marking.

Canada has a similar device classification system to the FDA, although its system contains four classes (Class I through Class IV). Health Canada has granted us Class II licenses to distribute our BAT, CORVUS and PEREGRINE products throughout Canada. In 2003, our BAT product was re-classified in Canada as a Class III device. Our PROSPERA brachytherapy products have been granted a class III license. The Quality System for each facility is audited annually for compliance to the Canadian Medical Device Regulations. This allows us to sell our products in Canada.

We rely exclusively on our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the United States, Canada and Europe.

MANUFACTURING

IMRT/IGRT

We purchase all major components for our IMRT and IGRT products from third-party suppliers. We perform system design, final product assembly, testing and packaging at our facility in the Pittsburgh, Pennsylvania metropolitan area. We are required to meet and adhere to applicable requirements of the United States and foreign regulatory agencies, including the Quality System Regulation of the FDA, the Medical Device Directive of the European Union, and the Medical Device Regulations of Canada.

We generally produce our products based on firm orders and on anticipated additional orders that we are relatively confident will be obtained. Lead times for materials and components required by us vary significantly and depend on factors such as the specific supplier and the availability and demand for the applicable components.

Currently, we utilize single source suppliers for a number of significant components for each of our major products. Of the ten suppliers representing our highest dollar volume in 2004, six represent sole source suppliers. Other suppliers exist for each of our components provided by single source suppliers. We have not in the past experienced any significant disruption in product availability because of single source suppliers, and we have in the past successfully transitioned from single source suppliers to new suppliers without significant disruptions in production. It is likely we will continue to change suppliers in the future as our products change and we look for ways to improve functionality and lower costs.

We have streamlined our product assembly process to allow for increased flexibility to respond to changes in business volume. In this regard, we have cross-trained our employees to provide additional production flexibility to respond to shifts in demand. As product line sales fluctuate from month to month, overlapping responsibilities and multi-tasked teams will enable us to provide quicker deliveries to customers while more effectively managing our costs.

Radiation Sources

We manufacture all of our brachytherapy seed products at two facilities in the Los Angeles, California metropolitan area. We manufacture certain of our brachytherapy accessory products, including our steppers and stabilizers, in our Seattle facility, and we manufacture our calibration and reference source products in one of our Los Angeles facilities. The equipment used to manufacture our products is purchased from a variety of suppliers. Additionally, we have developed an in-house capability to both build and repair certain equipment used in the manufacturing of our products. We consider our manufacturing equipment to be in good condition.

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

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses totaled $4.2 million, $0.5 million and $0.5 million during the years ended October 31, 2004, 2003 and 2002, respectively. Costs associated with the development of Hynic-Annexin V the principal product candidate of our discontinued operation totaled $5.8 million, $6.9 million and $8.5 million during the years ended October 31, 2004, 2003 and 2002, respectively. Development costs of IMRT and IGRT were $3.5 million in 2004. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. We expect that most of the R&D spending in the future will be focused on our IMRT and IGRT products.

EMPLOYEES

As of October 31, 2004, we had a total of 192 full-time employees. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

AVAILABLE INFORMATION

We make available without charge copies of our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports filed by us with the SEC and any other of our reports filed with or furnished to the SEC on or through our website, www.nasmedical.com, as soon as reasonably practicable after they are filed. You may request a paper copy of materials we file with the SEC by calling us at 1-818-734-8600.

You also may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to you on the SEC’s Internet web site at www.sec.gov.

Risk Factors

All of our product lines are subject to intense competition. Many of our most significant competitors have greater resources than we do. As a result, we cannot be certain that our competitors will not develop superior technologies or otherwise be able to compete against us more effectively. If we fail to maintain our competitive position in key product areas, we may lose significant sources of revenue.

We expect that our intensity-modulated radiation therapy, or IMRT, and image-guided radiation therapy, or IGRT, product lines, including CORVUS, PEACOCK and BAT, will generate a substantial part of our revenues for the foreseeable future. We will need to continue to develop enhancements to these products and improvements on our core technologies in order to compete effectively. Rapid change and technological innovation characterize the marketplace for medical products, and our competitors could develop technologies that are superior to our products or that render such products obsolete. We anticipate that expenditures for research and development will continue to be significant. The domestic and foreign markets for radiation therapy equipment are highly competitive. Many of our competitors and potential competitors have substantial installed bases of products and significantly greater financial, research and development, marketing and other resources than we do. Competition may increase as emerging and established companies enter the field. In addition, the marketplace could conclude that the tasks our products were designed to perform are no longer elements of a generally accepted treatment regimen. This could result in us having to reduce production volumes or discontinue production of one or more IMRT/IGRT products.

Our single largest competitor in the IMRT/IGRT market is Varian Medical Systems, Inc. (“Varian”). Varian is the largest worldwide manufacturer, in terms of market share, of linear accelerators. Linear accelerators are the machines that generate the radiation energy beams used in both IMRT and conventional radiation treatment. Varian also markets its own line of IMRT products, including several models of multileaf collimators and an IMRT inverse planning software package, which it often includes with its linear accelerators. Varian is also one of the principal providers of record and verification systems, which are systems that keep track of all critical information in the treatment of radiation therapy patients and which allow the planning system to communicate with the linear accelerator. Varian recently acquired Zmed, Inc., one of our principal competitors for BAT. Varian expects the acquisition to enhance its 3-D ultrasound imaging capabilities and offer radiation oncology departments a new line of stereotactic positioning accessories and planning software, allowing Varian to directly compete against BAT.

We also compete with Siemens and Eleckta, each of which manufactures one or more multileaf collimators that compete with MIMiC and, therefore, with our integrated system, PEACOCK. There are several other companies that currently offer or plan to offer IMRT modules, which typically add IMRT functionality to conventional radiation treatment planning products. Finally, we compete with all manufacturers of conventional radiation therapy products many of which are devoting substantial resources to promoting their products.

Our brachytherapy business is also subject to intense competition. Our primary competitors in the brachytherapy seed business include: Nycomed Amersham PLC (through its control of Oncura) and C.R Bard, Inc., both of whom manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party; Mentor, which manufactures and sells Iodine-125 brachytherapy seeds and currently distributes third party manufactured Palladium-103 brachytherapy seeds; and Theragenics Corporation, which manufacturers Palladium-103 seeds and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well.

Our radiation reference source business also is subject to intense competition. Competitors in this industry include AEA Technology PLC and Eckert & Ziegler AG. We believe that these companies have a dominant position in the market for radiation reference source products.

Because we are a relatively small company, there is a risk that potential customers will purchase products from larger manufacturers, even if our products are technically superior, based on the perception that a larger, more established manufacturer may offer greater certainty of continued product improvements, support and service, which could cause our revenues to decline. In addition, many of our competitors are substantially larger and have greater sales, marketing and financial resources than we do. Developments by any of these or other companies or advances by medical researchers at universities, government facilities or private laboratories could render our products obsolete. Moreover, companies with substantially greater financial resources, as well as more extensive experience in research and development, the regulatory approval process, manufacturing and marketing, may be in a better position to seize market opportunities created by technological advances in our industry.

We are highly dependent on our direct sales organization, which is small compared to many of our competitors and which has relatively limited marketing and sales experience in brachytherapy and IMRT/IGRT products. Any failure to build and manage our direct sales organization could negatively affect our revenues.

Our current domestic direct sales force is small relative to many of our competitors. There is intense competition for skilled sales and marketing employees, particularly for people who have experience in the radiation oncology market. Accordingly, we could find it difficult to hire or retain skilled individuals to sell our products. Any failure to build our direct sales force could adversely affect our growth and our ability to meet our revenue goals.

Until its termination in January 2003, we relied almost exclusively on our marketing and distribution agreement with a third party for the marketing and sales of our brachytherapy products, including Iodine-125 and Palladium-103 seeds. In connection with the termination of this agreement, we developed an internal sales and marketing force to directly market and sell these products. Additionally, we added nine full-time sales representatives to the field in connection with the May 2004 acquisition of NOMOS Corporation, who have never previously sold brachytherapy products. In relation to our competitors in the brachytherapy market, we have limited experience marketing and selling our brachytherapy products, which in fiscal 2004 accounted for approximately 52% of our revenue.

Similarly, while we have been able to maintain our key executives in our sales and marketing management team, we have experienced some turnover in our domestic direct sales force following our acquisition of NOMOS Corporation, which has resulted in a relative lack of experience in selling IMRT/IGRT products.

As a result of our relatively small sales force and our comparative lack of marketing and sales experience in our domestic direct sales force, there can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

If we are unable to complete current developments or to develop new enhancements and new generations of IMRT/IGRT and/or brachytherapy products, we may be unable to retain our existing customers or attract new customers.

Rapid and significant technological change, evolving industry standards and new product introductions characterize the market for our products. Many of our products are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment.

New product developments in the healthcare industry are inherently risky and unpredictable. These risks include:

•       failure to prove feasibility;

•       time required from proof of feasibility to routine production;

•       timing and cost of regulatory approvals and clearances;

•       competitors’ response to new product developments;

•       manufacturing, installation, warranty and maintenance cost overruns;

•       failure to obtain customer acceptance and payment;

•       customer demands for retrofits of both old and new products; and

•       excess inventory caused by phase-in of new products and phase-out of old products.

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in our market, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing products. Without successful new product introductions, our revenues will likely suffer. Even if customers accept new or enhanced products, the costs associated with making these products available to customers could reduce or prevent us from increasing our operating margins.

In addition, although we have received FDA 510(k) clearance for our PEREGRINE dose calculation software product, we are still in the process of finalizing the development of PEREGRINE in order to allow it to be used clinically to treat patients and to enable it to be used with a broader range of linear accelerators, energy levels with those linear accelerators, and treatment planning systems without the need for extensive commissioning and testing. These final developments are designed primarily to enhance the installation process, as opposed to the underlying software function. We have reviewed these changes and do not believe these changes will require any new 510(k) clearances from the FDA. However, the FDA could disagree and require the submission of a 510(k) application. We may encounter problems with the performance or implementation of these developments. An inability to complete these developments on a timely basis could adversely affect our relationship with the early purchasers of PEREGRINE, and could adversely impact our ability to sell PEREGRINE to new customers. Any failure to successfully complete these developments could also hurt our reputation and, therefore, adversely impact sales of other our products.

If alternative technologies prove to be superior to IMRT/IGRT or brachytherapy, physician adoption of our products could substantially decrease.

Our IMRT/IGRT products face competition from companies that sell conventional radiation therapy products as well as from companies that are developing, marketing and manufacturing alternative therapies to radiation for the treatment of tumorous cancers. It is possible that advances in the pharmaceutical, bio-medical or gene-therapy fields could render some or all radiation therapies, whether conventional or based on IMRT/IGRT and brachytherapy obsolete. Even incremental advances in competing technologies could result in the rejection of our products as a part of a generally accepted diagnostic or treatment regimen. If alternative therapies are proven or perceived to offer treatment options that are superior or more cost effective than the treatments our products provide, physician adoption of our products could be negatively affected and our revenues from our products could decline.

Doctors and hospitals may not adopt our products and technologies at levels sufficient to sustain our business or to achieve our desired growth rate.

Intensity modulated radiation therapy and image-guided radiation therapy are both relatively new technologies and, to date, we have attained only limited penetration of the total potential worldwide market. Our future growth and success depends upon creating broad awareness and acceptance of IMRT/IGRT generally and our products in particular by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our IMRT/IGRT products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, potential customers who decide to utilize IMRT/IGRT may choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our IMRT/IGRT products include:

•       doctor and patient awareness and acceptance of IMRT/IGRT and our products;

•       the real or perceived effectiveness and safety of IMRT/IGRT and our products;

•       the relationship between the cost of our products and the real or perceived medical benefits of IMRT/IGRT and our products;

•       the relationship between the cost of our products and the financial benefits to our customers of using our products, which will be greatly affected by the coverage of, and reimbursement for, IMRT/IGRT treatment and ultrasound guidance by governmental and private third-party payors; and

•       market perception of our ability to continue to grow our business and develop enhanced IMRT/IGRT products.

Failure of our products to gain broad market acceptance could cause our revenues to decline and our business to suffer.

Currently, our products are predominantly used in the treatment of tumors of the prostate, head, neck and spinal cord. If we do not obtain wider acceptance of our products to treat other types of cancer, our sales could fail to increase and we could fail to achieve our desired growth rate.

Currently, our IMRT/IGRT products are predominantly used in the treatment of tumors of the prostate, head, neck and spinal cord, while our brachytherapy products are used almost exclusively for the treatment of prostate cancer. Further research, clinical data and years of experience will likely be required before there can be broad acceptance for the use of both our IMRT/IGRT as well as our brachytherapy products for additional types of cancer. In particular, some recognized members of the radiation oncology community have expressed skepticism as to the relative benefits of IMRT treatments other than for limited types of cancer such as prostate cancer, where mortality is closely linked to recurrence of the local tumor. They point out that in many types of cancer, such as breast cancer, mortality is usually a result of metastasis, meaning the expansion of the cancer to other parts of the patient’s body, and that eliminating or controlling the growth of the local tumor, which is the goal of IMRT treatments, does little to prevent this from occurring. If our products do not become more widely accepted in treating other types of cancer, our sales could fail to increase or could decrease.

One of our primary markets in our IMRT product line is the market for upgrading linear accelerators that do not have IMRT capabilities to provide them with IMRT capabilities. This market will shrink over time, thereby limiting our potential revenues from the upgrading of linear accelerators.

To date, a majority of our revenues from the sale of our IMRT products has been derived from the sale of these products to customers who decide to upgrade linear accelerators that do not have IMRT capabilities to enable them to deliver IMRT treatments. Most of these linear accelerators are older models. Selling CORVUS to customers with newer multileaf collimator-equipped linear accelerators can be difficult because these linear accelerators may be offered with IMRT planning software at little or no additional cost. Accordingly, to make a sale, we often must convince these potential customers that CORVUS is sufficiently superior to the IMRT or conventional radiation treatment planning software products offered by the manufacturer to justify the additional costs of purchase. Selling PEACOCK and MIMiC to potential customers with newer multileaf collimator-equipped linear accelerators is even more difficult because, in addition to the incremental costs of purchase, these potential customers may be reluctant to incur the additional effort required to retrofit the factory installed multileaf collimator with MIMiC. Over time, if more institutions purchase new linear accelerators that are IMRT-equipped or upgrade their older accelerators with technology from us or our competitors, the market for upgrading linear accelerators that do not have IMRT capabilities will shrink and may become saturated, which could adversely affect our sales and limit our potential revenues from our products.

We might not be able to make our IMRT products compatible with some existing linear accelerators and other radiation therapy products. In addition, any future changes in the configuration of the most common linear accelerators could require costly and time-consuming modifications to our products that could harm our business.

Our IMRT products are designed to be used in conjunction with most linear accelerators currently in use. Our products are not currently compatible with all linear accelerators. However, when manufacturers modify the design or functionality of their machines, we are often required to modify our products to ensure compatibility. Future changes cannot be predicted and, in the case of linear accelerator manufacturers who are our competitors, could be made or timed to place us at a competitive disadvantage. Responding to these changes can be costly and time-consuming. We could be required to obtain additional regulatory clearances for any modifications of our products. It is also possible that, despite our best efforts, we might be unable to make our products compatible with new or modified versions of linear accelerators or might only be able to do so at a prohibitive expense.

Our PEREGRINE product is not currently fully compatible with the majority of the linear accelerators in the United States and worldwide markets. We cannot assure you that we will be successful in making PEREGRINE compatible with these linear accelerators, and any future changes in the design of any linear accelerators could require us to redesign the functionality of PEREGRINE. We may not be successful at any such effort.

Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Asia and Europe.  However, we may encounter difficulties in gaining market acceptance of our products in foreign markets, where we have limited experience marketing, servicing and distributing our products, and where we will be subject to additional regulatory burdens and other risks.

Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In 2004, less than 10% of our product revenues and less than 10% of our total revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

•       Our customers’ ability to obtain reimbursement for procedures using our products in foreign markets;

•       the burden of complying with complex and changing foreign regulatory requirements;

•       language barriers and other difficulties in providing long-range customer support and service;

•       longer accounts receivable collection times;

•       significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers;

•       reduced protection of intellectual property rights in some foreign countries; and

•       the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Our foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and difficulties in staffing and managing foreign operations. In addition, we are subject to the Foreign Corrupt Practices Act, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market.

If governmental and private third-party payors do not reimburse healthcare providers at favorable rates for use of our products, the revenues attributed to our products could decline.

Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payors, such as Medicare, Medicaid and private health insurance plans. Generally speaking, Medicare pays hospitals, freestanding clinics and physicians a fixed amount for services using our products, regardless of the costs incurred by those providers in furnishing the services. Such providers may perceive the set reimbursement amounts as inadequate to compensate for the costs incurred and thus may be reluctant to furnish the services for which our products are designed. Moreover, third-party payors are increasingly challenging the pricing of medical procedures or limiting or prohibiting reimbursement for some services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products. There is no uniform policy on reimbursement among third-party payors, and we can provide no assurance that procedures using our products will qualify for reimbursement from third-party payors or that reimbursement rates will not be reduced or eliminated. For example, we have previouisly been informed that some private third-party payors regard IMRT as investigational or experimental and do not provide reimbursement for these services at this time. A reduction in or elimination of third-party payor reimbursement for treatments using our products would likely have a material adverse effect on our revenues.

Furthermore, any federal and state efforts to reform government and private healthcare insurance programs could significantly affect the purchase of healthcare services and products in general and demand for our products in particular. We are unable to predict whether potential reforms will be enacted, whether other healthcare legislation or regulation affecting the business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business, financial condition or results of operations.

The federal Medicare program currently reimburses hospitals and freestanding clinics for both IMRT/IGRT and brachytherapy treatments. Medicare reimbursement amounts typically are reviewed and adjusted at least annually. Medicare reimbursement policies are reviewed and revised on an ad hoc basis. Adjustments could be made to these reimbursement policies or amounts, which could result in reduced or no reimbursement for IMRT/IGRT and brachytherapy services. Changes in Medicare reimbursement policies or amounts affecting hospitals and freestanding clinics could negatively affect market demand for our products.

With respect to brachytherapy in particular, medicare reimbursement amounts for seeding are currently significantly less than for radical prostatectomy, or RP. Although seeding generally requires less physician time than RP, lower reimbursement amounts, when combined with physician familiarity with RP, may create disincentives for urologists to perform seeding.

Private third-party payors often adopt Medicare reimbursement policies and payment amounts. As such, Medicare reimbursement policy and payment amount changes concerning our products also could be extended to private third-party payor reimbursement policies and amounts and could affect demand for our products in those markets as well.

Acceptance of our products in foreign markets could be affected by the availability of adequate reimbursement or funding, as the case may be, within prevailing healthcare payment systems. Reimbursement, funding and healthcare payment systems vary significantly by country and include both government-sponsored healthcare and private insurance. We can provide no assurance that third-party reimbursement will be made available with respect to treatments using our products under any foreign reimbursement system.

Problems with any of these reimbursement systems that adversely affect demand for our products could cause our revenues from our products to decline and our business to suffer.

Also, we, our distributors and healthcare providers performing radiation therapy procedures are subject to state and federal fraud and abuse laws prohibiting kickbacks and, in the case of physicians, patient self-referrals. We may be subjected to civil and criminal penalties if we or our agents violate any of these prohibitions.

We have experienced significant losses and may continue to incur such losses in the future. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined. If the decline continues, it could affect our ability to fund future operations.

We have incurred substantial net losses in each of the last three fiscal years. As reflected in our financial statements, we have experienced net losses of $36.3 million, $9.4 million, and $5.2 million in our fiscal years ended October 31, 2004, 2003 and 2002, respectively. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $49.1 million at October 31, 2003 to $15.0 million at October 31, 2004. The decrease was primarily attributed to net cash payments of $13.2 million related to our acquisition of NOMOS, $14.9 million used in continuing operating activities, $8.4  million used in the discontinued Theseus operations, and $1.3 million used for capital expenditures, partially offset by $3.7 million in cash received from the exercise of stock options and our employee stock purchase plan.

The negative cash flow we have sustained has reduced our working capital, which in turn, could impact our ability to fund future operations. Management has and continues to take actions to improve our results. These actions include reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including, our ability to obtain financing favorable to our stockholders or us, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets and the level of demand for our products.

The amount of working capital that we will need in the future will also depend on our efforts and many factors, including:

•       Continued scientific progress in our discovery and research programs;

•       Levels of sales and marketing that will be required to launch future products and achieve and maintain a competitive position in the marketplace for both existing and new products;

•       Our ability to sell and market our products;

•       Levels of inventory and accounts receivable that we maintain;

•       Level of capital expenditures;

•       Acquisition or development of other businesses, technologies or products;

•       The time and costs involved in obtaining regulatory approvals;

•       The costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims; and

•       The potential need to develop, acquire or license new technologies and products.

If we are unsuccessful in these efforts or if any or some of these factors negatively impact us, we will probably need to raise additional capital, reduce operations or take other steps to achieve positive cash flow. Although we cannot assure you that we will be successful in these efforts or that any or some of these factors will not negatively impact us, we believe that we have sufficient cash flow to sustain us at least through the fiscal year ended October 31, 2005.

As part of our business strategy, we intend to pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

We regularly review potential transactions related to technologies, product candidates or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. Our acquisition of Theseus Imaging Corporation in October 2000 and the acquisition of NOMOS, in May 2004, are examples of such transactions. In the future, we may choose to enter into such transactions. We may not be able to successfully integrate newly acquired organizations, products or technologies into our business and the process could be expensive and time consuming and may strain our resources. Depending upon the nature of any transaction, we may experience a charge to earnings which could be material.

We may require additional capital in the future and we may be unable to obtain capital on favorable terms or at all.

Although, we expect our existing capital resources and future operating cash flows to be sufficient for the foreseeable future, continued operating losses could significantly reduce our remaining cash, cash equivalents and investments in marketable securities. Furthermore, we may require further capital for the purchase of complementary businesses, technologies or products. Our capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity and the cost involved in protecting our proprietary rights and the time and expense involved in completing product development programs.

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

Risk of Non-Compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Beginning in fiscal 2005, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require that we include an internal control report of management in our Annual Report on Form 10-K.  The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent registered public accounting firm has an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in early fiscal 2005, the Company will engage in a process to document and evaluate its internal controls over financial reporting. In this regard, management will dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal controls over financial reporting. The Company believes the process commencing in early fiscal 2005 for documenting, evaluating and monitoring its internal controls over financial reporting will be consistent with the objectives of Section 404 of the Act.

As noted in Item 9A of this report on Form 10-K, management has concluded that there existed two material weaknesses in our internal control over financial reporting as of October 31, 2004. There are no assurances that we will not discover additional deficiencies in our internal controls as we implement new documentation and test procedures to comply with the new Section 404 reporting requirement.  If we discover deficiencies or are unable to complete the work necessary to properly evaluate our internal controls over financial reporting, there is a risk that management and or our independent registered public accounting firm may not be able to conclude at October 31, 2005, that our internal controls over financial reporting are effective.

We may be unable to successfully integrate NOMOS’ operations with our operations.

The acquisition of NOMOS in May 2004 has required the integration of NOMOS with our Company. As the integration continues, it remains a complex, costly and time-consuming process. The challenges of combining the two companies’ operations have included and may continue to involve, among other things:

•       Requiring the diversion of management resources to facilitate the integration;

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

•       Consolidating corporate and administrative functions; and

•       Retaining key employees.

The process of continued integration of NOMOS and the historic Company operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could harm our business, results of operations, financial condition or future prospects.

We rely on several sole source suppliers and a limited number of other suppliers to provide raw materials and significant components used in our products. A material interruption in supply could prevent or limit our ability to accept and fill orders for our products.

Although we perform final product assembly of our IMRT/IGRT products, we purchase all major components for those products from third-party suppliers. We currently rely on a single source of supply for several key materials and components, the most important of which are the tungsten leaves used in our MIMiC multi-leaf collimator and all major components used in our BAT targeting system. We also obtain various other components for our IMRT/IGRT products from a limited number of sources. We cannot produce IMRT/IGRT products without these components. In the event of any extended or recurring interruption in supply, or if any of the significant components to our IMRT/IGRT products become obsolete or are no longer manufactured, we could be required to redesign our products or seek alternative supply sources, which could significantly impair our ability to sell these products. In some cases, we expect that it would take several months, or longer, for a new supplier to begin providing components to specification. In addition, we could be required to make a new or supplemental filing with the FDA and other applicable regulatory authorities and might have to obtain clearance or other regulatory approvals prior to marketing a product containing new components. We may be unable to obtain the necessary regulatory clearances or approvals on a timely basis, if at all, which could cause our revenues to decline and our business to suffer.

We also depend upon a limited number of outside unaffiliated suppliers for our radioisotopes. Our principal suppliers are Nordion International, Inc. and a company in Russia. We also utilize other commercial isotope manufacturers located in the United States and overseas. To date, we have been able to obtain the required radioisotopes for our products without any significant delays or interruptions. Currently, we rely exclusively upon Nordion International for our supply of the Palladium-103 isotope; if Nordion International ceases to supply isotopes in sufficient quantity to meet our needs, there may not be adequate alternative sources of supply. If we lose any of these suppliers (including any single-source supplier), we would be required to find and enter into supply arrangements with one or more replacement suppliers. Obtaining alternative sources of supply could involve significant delays and other costs and these supply sources may not be available to us on reasonable terms or at all. Any disruption of supplies could delay delivery of our products that use radioisotopes, which could adversely affect our business and financial results and could result in lost or deferred sales.

If we are unable to attract and retain qualified employees, we may be unable to meet our growth and revenue needs.

Our success is materially dependent on our key employees, and, in particular, the continued services of L. Michael Cutrer, our president and chief executive officer, James W. Klingler, our chief financial officer and John W. Manzetti, who serves as the president of the NOMOS Radiation Oncology Division. We carry key employee insurance for Mr. Cutrer in the amount of $2.5 million. Our future business and financial results could be adversely affected if the services of Messrs Cutrer, Klingler and Manzetti or other key employees cease to be available. To date, we have not had any significant problems in retaining or attracting key personnel. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

Our future success and ability to grow our business will depend in part on the continued service of our skilled personnel and our ability to identify, hire and retain additional qualified personnel. Although some employees are bound by a limited non-competition agreement that they sign upon employment, few of our employees are bound by employment contracts, and it is difficult to find qualified personnel, particularly medical physicists and customer service personnel, who are willing to travel extensively. We compete for qualified personnel with medical equipment manufacturers, universities and research institutions. Because the competition for these personnel is intense, costs related to compensation may increase significantly.

Even when we are able to hire a qualified medical physicist, engineer or other technical person, there is a significant training period of up to several months before that person is fully capable of performing the functions we need. This could limit our ability to expand our business.

We depend partially on our relationships with distributors and other industry participants to market our IMRT/IGRT and radiation source products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

We currently rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain IMRT/IGRT market access to potential customers, particularly in Asia and Europe, and our business strategy includes entering into more of these relationships in the future. Some of the entities with whom we have relationships to help market and distribute our products also produce or distribute products that directly compete with our IMRT/IGRT products.

We cannot assure you that we will be able to maintain or develop these relationships with agents and distributors and other industry participants or that these relationships will continue to be successful. If any of these relationships is terminated, not renewed or otherwise unsuccessful, or if we are unable to develop additional relationships, our product sales could decline, and our ability to grow our IMRT/IGRT business could be adversely affected. This is particularly the case with respect to foreign sales of our IMRT/IGRT products, where we currently rely, and we will continue to rely, on our distributors’ expertise regarding foreign regulatory matters and their access to actual and potential customers.

We do not have a direct sales force for our radiation source products, and rely entirely on the efforts of agents and distributors for sales of products in our radiation source division (non-brachytherapy). We cannot assure you that we will be able to maintain our existing relationships with our agents and distributors for the sale of our radiation source products.

Being a public company increases our administrative costs.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and new listing requirements subsequently adopted by NASDAQ in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements may significantly increase our legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly. These new rules and regulations also may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve on our audit committee.

We are subject to extensive government regulation applicable to the manufacture and distribution of our products. Complying with the Food And Drug Administration and other domestic and foreign regulatory bodies is an expensive and time-consuming process, whose outcome can be difficult to predict. If we fail or are delayed in obtaining regulatory approvals or fail to comply with applicable regulations, we may be unable to market and distribute our products or may be subject to civil or criminal penalties.

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

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the United States Food and Drug Administration, or FDA, and state and local regulatory agencies, such as the State of California, State of Pennsylvania and the State of Washington to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our brachytherapy seeds and IMRT/IGRT products constitute medical devices subject to these regulations. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

In the United States, medical devices are classified into three different categories, over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. The FDA has classified all of our IMRT/IGRT products to date as Class II devices. Our brachytherapy products have been classified as Class I devices. Before a new device can be introduced into the United States market, the manufacturer must obtain FDA clearance or approval through either a 510(k) premarket notification or a premarket approval, unless the product is otherwise exempt from the requirements. Class I devices are statutorily exempt from the 510(k) process, unless the device is intended for a use which is of substantial importance in preventing impairment of human health or it presents a potential unreasonable risk of illness or injury.

A 510(k) premarket notification clearance will typically be granted for a device that is substantially equivalent to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not yet required submission of a premarket approval. A 510(k) premarket notification must contain information supporting the claim of substantial equivalence, which may include laboratory results or the results of clinical studies. Following submission of a 510(k) premarket notification, a company may not market the device for clinical use until the FDA finds the product is substantially equivalent for a specific or general intended use. FDA clearance generally takes from four to twelve months, but it may take longer, and there is no assurance that the FDA will ultimately grant a clearance. The FDA may determine that a device is not substantially equivalent and require submission and approval of a premarket approval or require further information before it is able to make a determination regarding substantial equivalence.

Most of the products that we are currently marketing have received clearances from the FDA through the 510(k) premarket notification process. For any devices already cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in intended use require a new 510(k) submission and a separate FDA determination of substantial equivalence. We have made minor modifications to our products and, using the guidelines established by the FDA, have determined that these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell one or more of our products until the FDA has cleared new 510(k) submissions for these modifications, and there is no assurance that the FDA will ultimately grant a clearance. In addition, the FDA may determine that future products require the more costly, lengthy and uncertain premarket approval process under Section 515 of the FDC. The approval process under Section 515 generally takes from one to three years, but in many cases can take even longer, and there can be no assurance that any approval will be granted on a timely basis, if at all. Under the premarket approval process, an applicant must generally conduct at least one clinical investigation and submit extensive supporting data and clinical information establishing the safety and effectiveness of the device, as well as extensive manufacturing information. Clinical investigations themselves are typically lengthy and expensive, closely regulated and frequently require prior FDA clearance. Even if clinical investigations are conducted, there is no assurance that they will support the claims for the product. If the FDA requires us to submit a new premarket notification under Section 510(k) for modifications to our existing products, or if the FDA requires us to go through the lengthier, more rigorous Section 515 premarket approval process, our product introductions or modifications could be delayed or cancelled, which could cause our revenues to be below expectations.

In addition to FDA-required market clearances and approvals, our manufacturing operations are required to comply with the FDA’s Quality System Regulation, or QSR, which addresses the quality program requirements, such as a company’s management responsibility for the company’s quality systems, and good manufacturing practices, product design, controls, methods, facilities and quality assurance controls used in manufacturing, assembly, packing, storing and installing medical devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for us to be able to continue to market cleared or approved product offerings. There can be no assurance that we will not incur significant costs to comply with these regulations in the future or that the regulations will not have a material adverse effect on our business, financial condition and results of operations. Our compliance and the compliance by some of our suppliers with applicable regulatory requirements is and will continue to be monitored through periodic inspections by the FDA. The FDA makes announced and unannounced inspections to determine compliance with the QSR’s and may issue us 483 reports listing instances where we have failed to comply with applicable regulations and/or procedures or Warning Letters which, if not adequately responded to, could lead to enforcement actions against us, including fines, the total shutdown of our production facilities and criminal prosecution.

If we or any of our suppliers fail to comply with FDA requirements, the FDA can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•       fines, injunctions and civil penalties;

•       the recall or seizure of our products;

•       the imposition of operating restrictions, partial suspension or total shutdown of production;

•       the refusal of our requests for 510(k) clearance or premarket approval of new products;

•       the withdrawal of 510(k) clearance or premarket approvals already granted; and

•       criminal prosecution.

Similar consequences could arise from our failure, or the failure by any of our suppliers, to comply with applicable foreign laws and regulations. Foreign regulatory requirements vary by country. In general, our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA. However, the time and cost required to obtain regulatory approvals from foreign countries could be longer than that required for FDA clearance and the requirements for licensing a product in another country may differ significantly from the FDA requirements. We rely, in part, on our foreign distributors to assist us in complying with foreign regulatory requirements. We may not be able to obtain these approvals without incurring significant expenses or at all, and the failure to obtain these approvals would prevent us from selling our products in the applicable countries. This could limit our sales and growth.

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technologies we employ, or if such rights are declared to be invalid, other companies may take advantage of our technology ideas and more effectively compete directly against us, or we might be forced to discontinue selling certain products.

Our success depends in part on our ability to obtain and enforce patent protections for our products and operate without infringing on the proprietary rights of third parties. We rely on U.S. and foreign patents to protect our intellectual property. We also rely significantly on trade secrets and know-how that we seek to protect. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants, independent contractors and corporate partners, and we seek to control access to our intellectual property and the distribution of our products, documentation and other proprietary information. We plan to continue these methods to protect our intellectual property and our products. These measures may afford only limited protection. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

If a competitor infringes upon our patent or other intellectual property rights, enforcing those rights could be difficult, expensive and time-consuming, making the outcome uncertain. Competitors could also bring actions or counterclaims attempting to invalidate our patents. Even if we are successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be costly and could divert our management’s attention.

In 1998 (prior to our acquisition of NOMOS Corporation), NOMOS became involved in a lawsuit, which NOMOS initiated, involving a NOMOS patent relating to the ultrasound localization techniques that is used in BAT. In January 2003, the district court entered judgment against NOMOS on its infringement claims. NOMOS appealed this judgment to the United States Court of Appeals for the Federal Circuit. In February 2004, the circuit court upheld the district court’s judgment and we filed a petition for rehearing, which was denied on March 11, 2004. We cannot predict what the adverse effect the result of this litigation will have on our future sales of related products.

Even if we are able to effectively enforce our existing proprietary rights to the fullest extent permitted by law, this would not protect us from competition. We do not have any patents on IMRT delivery or planning generally, and we have competitors that currently market and sell IMRT planning and delivery products including inverse planning systems similar to our CORVUS product. In addition, our competitors could design around our patents or develop products that provide comparable or superior outcomes without infringing on our patents or other proprietary rights. The confidentiality agreements with our employees, consultants and other third parties may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

The medical device industry is characterized by competing intellectual property, and we could be sued for violating the intellectual property rights of others.

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ products for possible conflicts with their own intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. Our competitors could assert that our products and the methods we employ in the use of our products are covered by United States or foreign patent rights held by them. In addition, because patent applications can take many years to issue, there could be applications now pending of which we are unaware, which could later result in issued patents that our products infringe. There could also be existing patents that one or more of our products could inadvertently be infringing of which we are unaware. While we do not believe that any of our products, services or technologies infringe any valid intellectual property rights of third parties, we may be unaware of third-party intellectual property rights that relate to our products, services or technologies. As the number of competitors in the radiation oncology market grows, and as the number of patents issued in this area grows, the possibility of a patent infringement claim against us going forward increases. We could incur substantial costs and diversion of management resources if we have to assert our patent rights against others. An unfavorable outcome to any litigation could harm us. In addition, we may not be able to detect infringement or may lose competitive position in the market before we do so.

To address patent infringement or other intellectual property claims, we may have to enter into license agreements and technology cross-licenses or agree to pay royalties at a substantial cost to us. We may be unable to obtain necessary licenses. A valid claim against us and our failure to obtain a license for the technology at issue could prevent us from selling our products and materially adversely affect our business, financial results and future prospects.

We use radioactive materials which are subject to stringent regulation and which may subject us to liability if accidents occur.

We manufacture and process radioactive materials which are subject to stringent regulation. We operate under licenses issued by the California Department of Health which are renewable every eight years. We received a renewal of our license for our North Hollywood facility in 1998 and we were issued a license for our Chatsworth facility in March 1999. California is one of the “Agreement States,” which are so named because the Nuclear Regulatory Commission, or NRC, has granted such states regulatory authority over radioactive materials, provided such states have regulatory standards meeting or exceeding the standards imposed by the NRC. Most users of our products must obtain licenses issued by the state in which they reside (if they are Agreement States) or the NRC. Use licenses are also required by some of the foreign jurisdictions in which we may seek to market our products.

Although we believe that our safety procedures for handling and disposing of these radioactive materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result. We believe we carry reasonably adequate insurance to cover us in the event of any damages resulting from the use of hazardous materials.

There is currently a lack of long-term data regarding the safety and effectiveness of IMRT products and negative data or the continued lack of adequate supporting data could adversely affect market acceptance of our IMRT products.

Although we estimate that our IMRT products have been used to treat thousands of patients worldwide, this is still a statistically small number, and these treatments have primarily involved tumors of the prostate, head, neck and spinal cord. Much of the data produced in current studies using IMRT and our products have involved small patient sample sizes, and any positive results of these studies may not be representative of the results that will be achieved in studies involving larger patient sample sizes. If we are unable to obtain additional and more comprehensive clinical studies, or if long-term clinical studies fail to confirm the effectiveness of IMRT or our products, our sales could fail to increase or could decrease.

Some theoretical and non-clinical studies, meaning studies that are not based on significant empirical evidence, have suggested that the use of IMRT and potentially our products may cause serious negative side effects, such as a risk of induced cancer, as a result of the increased radiation delivered to the patient. At present, not enough time has passed to determine conclusively the long-term side effects. If future clinical studies confirm that these negative side effects occur as a result of IMRT treatments, our sales could fail to grow or could decline. In addition, if it is shown that our products cause harmful side effects, the U.S. Food and Drug Administration, or FDA, could require us to change our product labeling to describe these potential side effects or could even rescind the clearances for our products and potentially require a recall of our products.

IMRT, whether using our products or those of our competitors, requires a substantial departure from customary quality assurance practices. The complexity and dynamic nature of IMRT deliveries make new demands on patient plan and dose verification. These difficulties and departures from customary practices may impede market acceptance of IMRT in general and our products in particular, which could adversely affect our ability to increase sales of our products and achieve our desired growth rate.

IMRT treatments expose patients to increased radiation leakage, which could potentially cause long-term deleterious side effects, including induced cancer.

In both IMRT and conventional radiation therapy, there is radiation leakage, which means radiation that escapes from the linear accelerator and is absorbed by the patient outside the area of the patient’s body being treated. Linear accelerators are the machines that generate the radiation energy beams used in both IMRT and conventional radiation treatment. Leakage occurs at all times when the linear accelerator is producing radiation. In IMRT treatments, the linear accelerator is required to produce radiation for a longer period of time overall as compared to conventional radiation treatments. Also, in IMRT treatments there is additional leakage that is transmitted through or between the leaves of the multileaf collimator itself. As a result, there is an increase in the overall radiation leakage to which the patient is exposed due to the longer periods of radiation delivery.

The increased radiation leakage associated with IMRT treatments could require additional room shielding to protect clinic personnel. In addition, concerns have been raised by some researchers that the increase in overall radiation leakage to which IMRT patients are exposed may have deleterious long-term effects, including the potential for inducing cancer.

These same studies suggest that an increase in the long-term risk of induced cancers from IMRT may be possible. The risk, or perceived risk, of induced cancers could slow or prevent expanded use of IMRT to treat additional types of cancers and could even result in decreased usage of IMRT to treat cancers currently treated with IMRT if the increased risk is shown or believed to be significant, which could cause our revenues from our products to decline and our business to suffer.

Our IMRT/IGRT products are used in connection with the delivery of intense radiation. Defects in, or misuse of, our products, or any detrimental side effects that result from the use of our products, could result in serious injury or death and could require costly recalls or subject us to costly and time-consuming product liability claims. This could harm future sales and require us to pay substantial damages.

Our IMRT/IGRT products are used in connection with the delivery of high-powered external beam radiation to cancer patients. One or more of our IMRT/IGRT products could malfunction or be misused and cause serious injury or death to a patient. In addition, our IMRT/IGRT products might otherwise be determined to cause serious injury or other detrimental side effects. It is an inherent risk of this industry that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury. Although we believe that we currently have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability, exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business.

The FDA’s medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction recurred. Any required filing could result in an investigation of our products and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

Because of the nature of our IMRT/IGRT products and their use, the tolerance for error in the design, manufacture or use of our IMRT/IGRT products may be small or nonexistent. If a product designed or manufactured by us is defective, whether due to design or manufacturing defects, or improper assembly, use or servicing of the product or other reasons, the product may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall might not be limited to the cost of the recall. For example, a product recall could cause applicable regulatory authorities to investigate us as well as cause our customers to review and potentially terminate their relationships with us. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could cause us to suffer substantial costs, lost revenues and a loss of reputation, each of which could harm our business. Products as complex as our planning and dose calculation software systems may also contain undetected software errors or defects when they are first introduced or as new versions are released. Our products may not be free from errors or defects even after they have been tested, which could result in the rejection of our products by our customers and damage to our reputation, as well as lost revenue, diverted development resources and increased support costs. We may also be subject to claims for damages related to any errors in our products.

We currently maintain product liability insurance, which has deductible amounts and per claim and aggregate limits. However, we cannot assure you that this insurance will continue to be available on terms acceptable to us or in sufficient amounts if at all, or that it will provide adequate coverage in the event that any product liability is actually incurred.

Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 2.   PROPERTIES

We are headquartered in the Los Angeles, California metropolitan area where we occupy two properties totaling approximately 40,000 square feet used for manufacturing and administration. Our leases for each of these facilities expire in November 2005, with multiple renewal options. We also have leased manufacturing and administration offices in the Pittsburgh, Pennsylvania metropolitan area of approximately 35,000 square feet. The lease expires in February 2013 with an extension option and the option to obtain additional space within the building. In addition, we have a small manufacturing facility in Seattle, Washington and small sales offices in Germany, the Netherlands and China. We believe that our facilities are adequate, suitable and of sufficient capacity  to support our current operations.

Item 3.   LEGAL PROCEEDINGS

In March 2004 (prior to our acquisition of NOMOS), Parker/Hunter Incorporated (“Parker/Hunter”) filed a complaint against NOMOS in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging breach by NOMOS of an investment banking fee arrangement. NOMOS filed an answer denying all substantive allegations of liability. In May 2004, NOMOS became a wholly-owned subsidiary of the Company. In August 2004, the Company paid Parker/Hunter $1.1 million in exchange for settlement and a release of all claims related to its complaint filed against NOMOS. The Company has been reimbursed the $1.1 million in the form of Company stock and cash from a special escrow established in connection with the Company’s acquisition of NOMOS.

In 1998 (prior to our acquisition of NOMOS), NOMOS became involved in an infringement lawsuit against BrainLAB, USA, which NOMOS initiated in the United States District Court for the District of Delaware, involving a NOMOS patent relating to the ultrasound localization techniques that are used in BAT. In January 2003, the district court entered judgment against NOMOS on its infringement claims. NOMOS appealed this judgment to the United States Court of Appeals for the Federal Circuit. In February 2004, the circuit court upheld the district court’s judgment and we filed a petition for rehearing, which was denied on March 11, 2004. No further appeals are planned. The defendants filed a post-trial motion in the district court seeking reimbursement of their attorneys’ fees, which they allege are in excess of $0.4 million. The district court originally denied the motion, without prejudice, because an appeal was still pending. Because our petition for rehearing was denied, the Court will reconsider this motion at some point in the future.

In October, 2002 (prior to our acquisition of NOMOS), two individual plaintiffs, Daniel Klimkowski and Nancy Klimkowski, filed a petition in Oklahoma County District Court against Mercy Health Center, Inc., Varian Medial Systems, Inc., NOMOS, Siemens, Radiation Oncology Associates, Inc., Morris J. Weizenberg, M.D., and Gary L. Larson, M.D., alleging the defendants caused Mr. Klimkowski to receive excess radiation in the treatment of his brain tumor. The plaintiffs sought compensatory and punitive damages in excess of $10,000. The plaintiffs asserted a manufacturer’s product liability claim alleging that our PEACOCK system was defective, causing Mr. Klimkowski to receive an excessive amount of radiation to areas surrounding Mr. Klimkowski’s tumor. The plaintiffs were unable to provide evidence that our PEACOCK system malfunctioned or was otherwise deficient. As a result, our counsel filed a motion for summary judgment, which the district court granted, dismissing the action against us. Although we do not anticipate an appeal by the plaintiffs, the plaintiffs maintain a right to appeal until 30 days after the conclusion of the entire case (which is still ongoing). If appealed, we will continue to pursue the defense of this case aggressively.

In December, 2004, an individual plaintiff, Steven Weeks, filed a complaint in the Coos County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Weeks to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in our CORVUS and BAT products. Mr. Weeks is alleging non-economic and economic damages not to exceed approximately $3.2 million. We have yet to answer the complaint, and discovery has not yet commenced in the matter. We deny liability and intend to vigorously defend this case as it progresses.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq National Market stock exchange under the ticker symbol “NASI”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq National Market.

Fiscal 2003	High	Low
First Quarter	$9.77	$7.26
Second Quarter	8.05	6.25
Third Quarter	9.00	6.62
Fourth Quarter	11.24	6.80

Fiscal 2004
First Quarter	12.24	7.00
Second Quarter	10.94	7.59
Third Quarter	10.05	6.85
Fourth Quarter	7.85	4.91

As of February 28, 2005, we had approximately 239 holders of record.

We have never paid cash dividends on our Common Stock and have no plans to do so.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Year Ended October 31,
	2004(1)	2003(2)	2002	2001(3)	2000
	(In thousands, except for per share amounts)
Statement of Operations:
Net sales	$24,737	$14,683	$20,780	$19,343	$17,490
Cost of goods sold	15,818	6,944	7,581	6,862	5,834
Gross profit	8,919	7,739	13,199	12,481	11,656
Operating expenses	33,525	10,086	6,382	9,453	4,084
Income (loss) from operations	(24,606)	(2,347)	6,817	3,028	7,572
Interest and other income, net	579	1,749	1,834	2,078	1,122
Income (loss) before provision (benefit) for income taxes	(24,027)	(598)	8,651	5,106	8,694
Provision (benefit) for income taxes	(257)	—	2,087	(1,090)	3,221
Income (loss) from continuing operations	(23,770)	(598)	6,564	6,196	5,473
Loss from discontinued operations(4)	(12,537)	(8,536)	(11,808)	(8,181)	(11,501)
Cumulative effect of change in accounting principle	—	(306)	—	—	—
Net loss	$(36,307)	$(9,440)	$(5,244)	$(1,985)	$(6,028)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(1.81)	$(0.06)	$0.65	$0.64	$0.80
Loss from discontinued operations(4)	(0.95)	(0.83)	(1.16)	(0.84)	(1.67)
Cumulative effect of change in accounting principle	—	(0.03)	—	—	—
Net loss	$(2.76)	$(0.92)	$(0.51)	$(0.20)	$(0.87)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.81)	$(0.06)	$0.57	$0.57	$0.72
Loss from discontinued operations(4)	(0.95)	(0.83)	(1.02)	(0.75)	(1.51)
Cumulative effect of change in accounting principle	—	(0.03)	—	—	—
Net Loss	$(2.76)	$(0.92)	$(0.45)	$(0.18)	$(0.79)
Shares used in per share calculation
Basic	13,139	10,258	10,210	9,783	6,907
Diluted	13,139	10,258	11,596	10,961	7,643

	As of October 31,
	2004(1)	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$14,980	$49,115	$55,945	$54,342	$12,172
Total assets	80,539	62,532	69,135	72,681	31,714
Total debt	—	—	—	—	2,500
Total stockholders’ equity	65,377	55,746	64,901	69,873	25,721

(1)          In May 2004, the Company acquired NOMOS Corporation, which has a significant impact on the 2004 selected financial data. The 2004 results include a $9.2 million charge for in-process research and development and $1.1 million charge for merger and integration costs in connection with the Company’s purchase of NOMOS. These items had a $(0.78) impact on basic and diluted loss per share. See Note 4 to the Consolidated Financial Statements.

(2)          The 2003 results include a $0.3 million charge for the cumulative effect of a change in accounting principle to recognize future decommissioning costs of leased manufacturing facilities. This item had a ($0.03) impact on basic and diluted loss per share. See Note 6 to the Consolidated Financial Statements.

(3)          The 2001 results include the write-off of costs incurred related to two linear particle accelerators of $3.7 million. This item had a ($0.38) impact on basic and diluted loss per share.

(4)          In September 2004, the Company’s Theseus operation was shut down. The Statement of Operations data include Theseus as a discontinued operation. The 2004 results include a loss on disposal of $5.2 million and loss from operations of $7.3 million. Losses from operations for 2004 through 2000 consisted primarily of research and development expenses.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “projects,” and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the “Risk Factors” section contained in Item 1 of this Form 10-K, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

We manufacture, market and sell products for the radiation oncology community, including brachytherapy seeds and ancillary devices used primarily in the treatment of prostate cancer, as well as intensity modulated and image guidance radiation therapy products and services for localization and treatment of cancer. Our business is organized into two operating segments: IMRT/IGRT and Radiation Sources. Theseus, which was discontinued on September 15, 2004, had been developing radiopharmaceutical agents for various medical diagnostic and monitoring functions, including the management of chemotherapy treatment.

IMRT/IGRT develops and markets intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products used in the treatment of cancer. Radiation Sources develops and markets radioisotopic products including brachytherapy seeds, accessories and calibration sources used in the treatment of cancer and in medical, environmental, research and industrial applications.

From 1998 to January 2003, our brachytherapy seeds were distributed under an exclusive agreement with a third party distributor. In January 2003, the agreement terminated and we began to market and sell our brachytherapy products directly to health care providers.

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”), a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services. This acquisition was intended to significantly expand our product offerings to radiation oncologists. Under the terms of the agreement and plan of merger we paid approximately $58 million consisting of $11.5 million in cash, the issuance of 5.2 million shares of the Company’s common stock with a fair value of approximately $37.3 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $1.6 million in exchange for all of the outstanding capital stock of NOMOS. We manage this business as our IMRT/IGRT operating segment. Our fiscal 2004 financial results include 6 months of IMRT/IGRT operating results versus none in fiscal 2003. We expect that our net sales, gross profit, selling expenses, general and administrative expenses and research and development expenses will increase in 2005 as we will have 12 months of IMRT/IGRT operating results versus 6 months in 2004.

In October 2000, we acquired Theseus Imaging Corporation (“Theseus”), a company that had been engaged in the research and development of a proprietary radiopharmaceutical agent (referred to as “Hynic-Annexin V”). Over the following four years, we have spent over $33 million on clinical trials and additional research. In July and August 2004, we assessed the long-term prospects of the Theseus product candidate and confirmed our previous estimates that the successful completion of development and receipt of regulatory approvals of Hynic-Annexin V would not occur earlier than 2007 and that the additional costs would be substantial. With limited capital resources and the additional need to fund product development of our recently acquired IMRT and IGRT products, we decided to explore alternative options for Theseus. Discussions with potential financial and strategic partners ceased in August 2004. As a direct result we shut-down the operation in September 2004.

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

Revenue Recognition

We sell products for the radiation oncology community, including brachytherapy seeds used in the treatment of cancer, as well as IMRT and IGRT products and services. Product revenue consists of brachytherapy, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC and Crane products. Software revenues consist of IMRT treatment planning software Corvus, Peregrine and Peacock and our IGRT product. Service revenue consists of warranty revenue and maintenance service agreements.

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

Revenue recognition is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown or collectibility is uncertain.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles having an indefinite life are not amortized, but instead will be reviewed for impairment at least annually or if an event occurs or circumstances indicate the carrying amount may be impaired. Events or circumstances which could indicate an impairment include a significant change in the business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in our strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.

SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to such reporting units, assignment of goodwill to such reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We have selected August 31 as the date on which we will perform our annual goodwill impairment test. Based on our valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended October 31, 2002 and 2003. During the year ended October 31, 2004, we wrote-off $3.6 million of goodwill recorded from an acquisition completed during 2000. The impairment was recognized during our third quarter ended July 31, 2004 based on the results of an interim assessment necessitated by developments in the acquired business. (see Note 3 of Notes to Consolidated Financial Statements).

Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of purchased technology, trademarks, and customer relationships and are amortized over the expected period of benefit which range from three to fourteen years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates.

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

Results of Operations

Fiscal 2004 vs. Fiscal 2003

Net sales.   Net sales increased $10.0 million, or 68%, to $24.7 million for the year ended October 31, 2004 from $14.7 million for the year ended October 31, 2003. The increase in sales is attributed to the addition of $11.7 million of net sales from product ($6.4 million) and services ($5.3 million) in our IMRT/IGRT business segment acquired in the purchase of NOMOS in May 2004, offset by a $1.7 million decrease of net sales in our Radiation Sources business. The decrease in our Radiation Sources business reflects a decline in unit volume that we attribute to the transition in the second quarter 2003 from selling our brachytherapy products through a distributor to selling them directly to end customers. During this period our average selling price of our Radiation Sources’ Products remained constant.

Our service revenue includes primarily revenues from maintenance and support contracts. The increase in service revenue in the fiscal year ended October 31, 2004 is due to the acquisition of our IMRT/IGRT business in May 2004.

Gross profit.   Gross profit increased $1.2 million, or 15%, to $8.9 million for the year ended October 31, 2004 from $7.7 million for the fiscal year ended October 31, 2003. The increase in our gross profit is attributed to the acquisition of our IMRT/IGRT business in May 2004 offset by a decline in unit volume of our Radiation Sources business. Gross profit as a percent of sales decreased from 53% to 36% during this period. Gross profit for fiscal 2004 consisted of $3.4 million, or 29% of sales, from our IMRT/IGRT business and $5.5 million, or 43% of sales, from our Radiation Sources business. The gross profit as a percent of sales of our IMRT/IGRT business was impacted by a charge for excess product inventory of $0.7 million and a charge for excess product warranty replacement parts of $0.5 million.

Our gross profit on service revenues was $2.9 million or 56% percent of sales. The increase in gross profit on service revenues in the fiscal year ended October 31, 2004 is due to the acquisition of our IMRT/IGRT business in May 2004.

In July, 2004, we introduced our next generation BAT, and in the fourth quarter 2004 we initiated a trade-in program for previous BAT versions, resulting in an increase in excess inventory of older BAT models. Sales price discounts and returns associated with the BAT trade-in program unfavourably impacted sales and gross profit by $0.2 million. The decrease in gross profit as a percentage of sales is also due to a reduction in unit volume as we transitioned in the second quarter of 2003, to a direct sales force for our brachytherapy business and the addition of certain low margin brachytherapy accessories that are contracted out. We expect margins of both businesses to improve over time with the anticipated increase in sales volumes as our sales team becomes more fully integrated and new products are introduced.

Selling expenses.   Selling expenses comprised primarily of salaries, commissions, and marketing costs, increased $3.3 million or 97%, to $6.7 million for the fiscal year ended October 31, 2004, from $3.4 million for the fiscal year ended October 31, 2003. The increase in selling expenses is attributed to the acquisition of our IMRT/IGRT business in May 2004. We expect selling expenses to continue to increase as we expand our business internationally.

General and administrative expenses (“G&A”).   G&A increased $6.0 million, or 98%, to $12.2 million for the fiscal year ended October 31, 2004, from $6.2 million for the fiscal year ended October 31, 2003. The increase in G&A is primarily attributed to (i) the acquisition of our IMRT/IGRT business ($2.3 million), (ii) severance costs associated with the resignation of our former chief financial officer ($0.9 million), (iii) increased accounting fees ($1.0 million), (iv) an increase in the allowance for doubtful accounts ($0.5 million), and (v) the consolidation of Prostate Centers of America (“PCA”) ($1.0 million). See Note 5 to the consolidated financial statements for a discussion of PCA.

Research and development (“R&D”).   R&D increased $2.7 million, or 543%, to $3.2 million for the fiscal year ended October 31, 2004, from $0.5 million for the fiscal year ended October 31, 2003. The increase in R&D spending is primarily due to the acquisition of our IMRT/IGRT business in May 2004. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. We expect that in the future our R&D will increase and be focused on our IMRT/IGRT products.

Amortization of intangible assets.   Amortization of intangible assets increased to $1.2 million for the fiscal year ended October 31, 2004 from $13,000 for the fiscal year ended October 31, 2003, primarily due to the acquisition of our IMRT/IGRT business in May 2004.

In-process research and development (“IPR&D”).   During the fiscal year ended October 31, 2004, we purchased NOMOS, and as a result incurred a charge of $9.2 million for IPR&D. See Note 4 to the consolidated financial statements for a discussion of IPR&D .

Merger and integration costs.   As a result of our purchase of NOMOS, we incurred $1.1 million in merger and integration costs related to severance and information technology costs.

Interest and other income, net.   Interest and other income, net decreased $1.1 million, or 67%, to $0.6 million for the fiscal year ended October 31, 2004 from $1.7 million for the fiscal year ended October 31, 2003. This decrease reflects lower interest income as a result of a reduced portfolio of marketable securities in fiscal 2004 and a gain of approximately $0.6 million resulting from the sale of our remaining shares of RadioMed Corporation, a privately held company in fiscal 2003.

Provision (benefit) for income taxes.   Results of operations for the year ended October 31, 2004 included a benefit for income taxes of $0.3 million for an income tax refund received during 2004. No benefits were recognized for losses incurred in 2004 and 2003 due to the uncertainty of our ability to realize the future benefit of our deferred tax assets.

Loss from discontinued operation.   Loss from our discontinued Theseus operation increased $4.0 million, or 47% to $12.5 million for the fiscal year ended October 31, 2004 from $8.5 million for the fiscal year ended October 31, 2003. The increase in loss is attributed to the cost of shutting down the Theseus operation consisting primarily of impairment of goodwill ($3.6 million), loss on disposal of fixed assets ($0.5 million), abandonment of licenses and severance ($1.1 million) offset by a reduction of clinical trial and other research costs ($1.2 million). Loss from our discontinued Theseus operation included $5.8 million and $6.9 million of R&D expenses for the years ended October 31, 2004 and 2003, respectively.

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

Fiscal 2003 vs. Fiscal 2002

Net sales.   Net sales decreased $6.1 million, or 29%, to $14.7 million for the year ended October 31, 2003 from $20.8 million for the year ended October 31, 2002. The decrease in net sales was due to the following: (i) an approximately 45% decline in unit sales of seeds associated with the transition to the direct marketing and sale of our brachytherapy products upon the conclusion in January 2003 of our previous distribution agreement with Mentor Corporation (“Mentor”), and (ii) although our average selling prices of seeds increased by approximately 17% as a result of eliminating our primary distributor, the industry witnessed a significant reduction in average selling prices to end users of brachytherapy seeds as a result of a highly competitive pricing environment and price containment pressure arising from Medicare reimbursement limits. Thus, although we captured the distributor margin, overall average selling prices to end users of our brachytherapy products decreased approximately 30%.

Gross profit.   Gross profit decreased $5.5 million, or 41%, to $7.7 million for the fiscal year ended October 31, 2003 from $13.2 million for the fiscal year ended October 31, 2002. Gross profit as a percent of sales decreased from 64% to 53% during this period. The decrease in gross profit as a percentage of sales was primarily due to a reduction in unit volume as we transitioned to a direct sales initiative in January 2003 and the addition of certain low margin brachytherapy accessories that are outsourced.

Selling expenses.   Selling expenses increased $2.9 million or 555%, to $3.4 million for the fiscal year ended October 31, 2003, from $0.5 million for the fiscal year ended October 31, 2002. The increase in selling expenses is primarily attributed to the development of a direct sales and marketing force for our Radiation Sources business.

General and administrative expenses.   G&A increased $0.8 million or 15%, to $6.2 million for the fiscal year ended October 31, 2003, from $5.4 million for the fiscal year ended October 31, 2002. The increase in G&A is primarily attributed to legal expenses associated with the Mentor litigation (See Note 16 of notes to consolidated financial statements).

Research and development.   R&D remained unchanged at $0.5 million for the fiscal years ended October 31, 2003 and 2002. All of our research and development costs are expensed as incurred.

Amortization of intangible assets.   Amortization of intangible assets increased to $13,000 for the fiscal year ended October 31, 2003 from $1,000 for the fiscal year ended October 31, 2002, primarily due to an increase in the amount of intangible assets.

Interest and other income, net.   Interest and other income, net decreased $0.1 million, or 5%, to $1.7 million for the fiscal year ended October 31, 2003 from $1.8 million for the fiscal year ended October 31, 2002. This decrease reflects lower interest income as a result of a lower portfolio balance and a general decline in the effective yield of our portfolio of marketable securities consistent with the general decline in interest rates in the period which was partially offset by a gain of approximately $0.6 million resulting from the sale of our remaining shares of RadioMed Corporation, a privately held company.

Provision (benefit) for income taxes.   Results of operations for the year ended October 31, 2002 included a provision for income taxes of $2.1 million to record a valuation allowance due to the uncertainty of our ability to realize the future benefit of our deferred tax assets. We did not recognize a benefit for the loss during the year ended October 31, 2003 or 2002.

Loss from discontinued operation.   Loss from our discontinued Theseus operation decreased $3.3 million, or 28%, to $8.5 million for the fiscal year ended October 31, 2003 from $11.8 million for the fiscal year ended October 31, 2002. The decrease in loss is attributed to the shift of clinical trials from the United States to Europe and to the timing of clinical trial work.

Cumulative effect of change in accounting principle.   During 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” for recording future decommissioning costs related to our leased manufacturing and research facilities. Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company’s estimated future asset retirement obligation. In adopting this pronouncement, we recognized a charge of $0.3 million which is reported in the caption “Cumulative effect of change in accounting principle.”

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses. We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and from private placements of our common stock. We do not currently have a line of credit or similar arrangement with a bank. We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, public offerings and private placements of our common stock, and bank lines of credit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses of $36.3 million, $9.4 million, and $5.2 million for the years ended October 31, 2004, 2003 and 2002, respectively and have used cash in operations of $23.3 million and $6.3 million for the years ended October 31, 2004 and 2003, respectively offset by $1.7 million of cash provided by operations in 2002. As of October 31, 2004, we have cash, cash equivalents and marketable securities of $15.0 million, no long-term debt, and an accumulated deficit of $54.9 million.

Based on our current operating plans, we believe that the existing cash resources and cash forecasted by our plans to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services, realizing the benefits of the integration of the historic company and NOMOS operations and a focus on cost control. There is no assurance that we will be successful with these plans. However, if events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash, cash equivalents, and investments in marketable securities.   At October 31, 2004, we had cash and cash equivalents, and investments in marketable securities aggregating approximately $15.0 million, a decrease of approximately $34.1 million from $49.1 million at October 31, 2003. The decrease was primarily attributed to net cash payments of $13.2 million for the acquisition of NOMOS, $14.9 million used in continuing operating activities, $8.4 million used in discontinued Theseus operations, and $1.3 million used for capital expenditures, partially offset by $3.7 million in cash received from the exercise of stock options and the employee stock purchase plan.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

During the year ended October 31, 2004, we received $3.7 million from the exercise of stock options and the purchase of shares related to our employee stock purchase plan. Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return, consistent with these two objectives. We invest excess cash in securities with varying maturities to meet projected cash needs.

Equipment and leasehold improvements.   Equipment and leasehold improvements (“Fixed Assets”) increased approximately $1.1 million to $4.1 million at October 31, 2004, from $3.0 million at October 31, 2003. The increase in Fixed Assets reflects capital expenditures of $1.3 million and the acquisition of NOMOS fixed assets of $1.4 million offset by $1.0 million in depreciation expense and a $0.6 million write-off of fixed assts held in discontinued operations. Included in the $1.3 million of capital expenditures are $0.6 million in equipment and leasehold improvements of PCA (See Note 5 of Notes to Consolidated Financial Statements).

Other assets.   At October 31, 2004, other assets were approximately $0.1 million, a decrease of approximately $1.2 million from $1.3 million at October 31, 2003. The decrease in other assets was due to the reclassification of capitalized transaction costs of the NOMOS acquisition as part of the purchase price allocation (See Note 4 of Notes to Consolidated Financial Statements).

Accounts payable and accrued expenses.   Accounts payable and accrued expenses increased approximately $2.3 million to $9.1 million as of October 31, 2004, from $6.8 million at October 31, 2003. The increase was a result of an assumption of liabilities as part of the purchase price allocation associated with the NOMOS acquisition (See Note 4 of Notes to Consolidated Financial Statements).

Deferred revenue.   Deferred revenue increased approximately $6.3 million during the year ended October 31, 2004. The increase was attributable to our IMRT/IGRT business acquired in May 2004 ($4.8 million) and by an increase in the sale of service contracts ($1.5 million). Deferred revenue consists of unearned service revenue and from the deferral of software product revenue where customer acceptance has not been received or for new products where acceptance by our customers has not been clearly established.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. We also have purchase commitments to suppliers under blanket purchase orders and an obligation to further fund PCA, contingent upon PCA achieving certain milestones.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,575,000	$938,000	$1,013,000	$984,000	$1,640,000
Purchase commitments	937,000	937,000	—	—	—
PCA funding commitment	250,000	250,000	—	—	—
	$5,762,000	$2,125,000	$1,013,000	$984,000	$1,640,000

Although we continue to believe that the cash generated by operations and investments will be sufficient to support our operations and planned expansion for at least the next twelve months we are investigating other forms of financing, including a line of credit with a bank.

However, the amount of capital that we will need in the future will depend on many factors including:

•       Our future operating results;

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

If we should require additional financing due to continued operating losses or other unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to our stockholders or us. Insufficient funds may require us to scale back our operations or related expenses or delay, scale back or eliminate some or all of our research and development programs. If additional funds are raised by issuing equity securities, dilution to existing stockholders would result.

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

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue No. 03-1 addresses the meaning of other than temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and accounted for under the equity method. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-1-1, which delays the effect date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. We are currently evaluating the impact of this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are currently evaluating the impact of applying the various provisions of this new standard, but believe that it will not have a material impact upon our financial position, results of operations or cash flows.

Related Party Transactions

In October 2003, we entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”). Based on the terms of the agreement, we determined that PCA is a variable interest entity (“VIE”) as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51., and, therefore we were required to include the operations of PCA in our consolidated financial statements even though we did not have an equity interest in PCA (See Note 5 of Notes to Consolidated Financial Statements).

In October 2003, we also entered into a sales agreement with TC2B, LLC, the majority shareholder of PCA to provide brachytherapy seeds. On October 31, 2004, total trade receivables from TC2B were $0.3 million and sales to TC2B during the year ended October 31, 2004 were $0.3 million.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and marketable securities. At October 31, 2004, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, changes in interest rates are not expected to have a material effect on our near-term financial condition or results of operations.

Our policy is to not enter into derivative financial instruments. We do not have any significant foreign currency exposure. In addition, we do not enter into any futures or forward contracts and therefore do not have significant market risk exposure with respect to commodity prices.

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

As previously disclosed  in our filing on Form 10-Q/A for the quarter ended July 31, 2004, on January 31, 2005 our independent registered public accounting firm communicated to the Company and to the Chairman of our Audit Committee that we may have material weaknesses involving internal controls that related to the Company’s historical accounting for the Company’s business acquisition of NOMOS Corporation (“NOMOS”).  After an internal evaluation, our CEO and CFO concluded that there existed material weaknesses in our internal control over financial reporting, with which the Audit Committee concurs.  The Company concluded there were errors in the NOMOS purchase price allocation which required a restatement to our financial statements to (a) correct for an error made in the valuation used to allocate the NOMOS purchase price and (b) properly account for certain contingently returnable shares of the Company’s common stock and contingently returnable cash issued into escrow for the NOMOS selling shareholders.  The material weaknesses identified related to the (a) procedures employed by management in the preparation of the purchase price valuation used to assign asset values to certain acquired intangible assets, including review of the valuation specialist’s work and related assumptions, and (b) lack of sufficient resources to identify and properly address technical accounting and reporting issues related to purchase accounting matters.

In connection with our acquisition of NOMOS on May 4, 2004 (included in our filing on Form 10-Q/A for the quarter ended July 31, 2004), we engaged a valuation specialist firm to assist the Company in determining the fair value of certain identified intangible assets acquired from NOMOS.  We utilized the valuation report to assign the intangible asset values to the assets acquired as reported in the Form 8-K dated July 19, 2004, the Form 10-Q dated September 20, 2004 and the Forms 10-Q/A dated September 21, 2004 and January 27, 2005.  However, during the finalization of our annual financial statements for the year ended October 31, 2004, it was noted that there was an inconsistency in the royalty rate used to value the trademark and the royalty rate used for the trademark contributory asset charge which resulted in improperly valuing the fair values of NOMOS’ in-process R&D, purchased technology and customer relationship intangible assets.   We concluded that the error materially misstated the values assigned to the acquired intangible assets in the opening purchase price allocation.  We subsequently engaged a second valuation firm to properly calculate the intangible asset values which report was used by the Company in its restatement of the financial statements for the quarter ended July 31, 2004 as described in Note 2 of Condensed Notes to the Financial Statements in Amendment No. 3 to the Form 10-Q/A filed on March 11, 2005.

Pursuant to the NOMOS purchase agreement, 307,617 shares of the Company’s common stock and $701,000 of cash due to the selling NOMOS shareholders were placed in escrow to serve as a source of reimbursement for losses incurred in connection with the demand made against NOMOS by Parker/Hunter Incorporated.  The Company previously reported the escrowed shares as issued and outstanding for legal and accounting purposes in the Form 10-Q filed on September 20, 2004 and Forms 10-Q/A filed on September 21, 2004 and January 27, 2005.  However, because settlement of the Parker/Hunter matter was not finalized until August 4, 2004, it was later determined that these shares were contingently returnable as of July 31, 2004, and therefore should not be considered issued and outstanding for accounting purposes.  The Company did not restate the financial statements in the previous filings, because the adjustments were determined to be immaterial based on an analysis under SAB 99.  However, in connection with restating the financial statements to correct the error in valuation assumptions as described in the immediately preceding paragraph, the Company has made such adjustments to properly account for contingently returnable consideration in the restatement of the financial statements for the quarter ended July 31, 2004 as described in Note 2 of Condensed Notes to the Financial Statements in Amendment No. 3 to the Form 10-Q/A filed on March 11, 2005.

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness, as of October 31, 2004 of the design and operation of our “controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act. Based upon the foregoing, our CEO and CFO concluded that as a result of the material weaknesses identified above, our disclosure controls and procedures related to the matters described above were ineffective as of October 31, 2004. In response to the matters identified, we have taken steps to strengthen our internal controls over financial reporting to prevent the recurrence of the circumstances that resulted in the determination to restate our financial statements. In order to remedy these weaknesses, in the event of a future acquisition, management intends to (a) engage a second appraisal firm to confirm the intangible asset valuation under SFAS 141 performed by the appraisal firm engaged to perform such intangible asset valuation, and (b) complete a more formal review process of relevant accounting literature related to purchase accounting. Our CEO and CFO did not note any other material weaknesses or significant deficiencies in our disclosure controls and procedures during their evaluation. In addition, as part of the assessment of our internal controls that we will need to undergo during our 2005 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes. Our Audit Committee is performing oversight of our implementation of enhancements and improvements to our internal controls, and our management is reporting to our Audit Committee on a regular basis regarding these matters. As a result of these activities, we intend to continue to refine and improve our internal controls on an ongoing basis.

(b)   Changes in internal controls

Other than the matters discussed above, there were no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2004, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   OTHER INFORMATION.

None

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position	Age
Irwin J. Gruverman	Chairman of the Board of Directors	71
L. Michael Cutrer	President, Chief Executive Officer and Director	49
Donald N. Ecker	Director	58
John A. Friede	Director	66
Dr. Jonathan Gertler	Director	48
James Klingler	Senior Vice-President & Chief Financial Officer	57
John W. Manzetti	President of NOMOS Radiation Oncology Division and Director	57
Mitchell H. Saranow	Director	59
Dr. Gary N. Wilner	Director	64
Nancy J. Wysenski	Director	46

The terms of all directors will expire at the next annual meeting of the stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. The Company is party to a voting agreement with Mr. Friede, a Director of the Company and former Chairman of the Board of NOMOS Corporation (“NOMOS”) prior to the Company’s acquisition of NOMOS on May 4, 2004, whereby Mr. Friede has agreed to vote the Company shares of which he is the beneficial owner in favor of the election of the individuals nominated by a majority of the Company’s Board of Directors so long as the Board of Directors of the Company designates Mr. Friede and Mr. Manzetti (or other persons of Mr. Friede’s selection if either Mr. Friede or Mr. Manzetti are no longer members of the Board) for re-election. The voting agreement between the Company and Mr. Friede terminates on May 4, 2006. There are no other arrangements or understandings between us and any other person pursuant to which such person was or is to be selected as a director, executive officer or nominee. We have, however, entered into employment agreements with three of our executive officers, which are described in Item 11 below under the heading “Employment Agreements.”

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

L. Michael Cutrer has been the President and Chief Executive Officer and a Director of the Company since 1989. Previously, Mr. Cutrer was a Manager of Isotope Products Laboratory, Inc., a radioisotope manufacturing company, where he was responsible for industrial product manufacturing, research and development.

Donald N. Ecker has been a Director of the Company since March 2003. He founded CEO Strategic Solutions LLC in January, 1999, a private investment bank specializing in merger & acquisition transactions as well as financial advisory engagements. Before that, Mr. Ecker spent over 20 years at Ernst & Young LLP, where he had the following major milestones or assignments: founded and directed the Ernst & Young National Physician & Medical Group Practice working with groups through out the U.S.; co-director of the Center for Strategic Transactions for the U.S.; lead the entrepreneurial practice for

Southern California, and; served as coordinating partner on global accounts as well as startups. He also served as a managing partner in various units of the firm. Prior to joining Ernst & Young, Mr. Ecker founded his own accounting/tax practice. Mr. Ecker also directed family investment partnerships for over 20 years that included large real estate holdings, farming and cattle operations. Mr. Ecker is a Certified Public Accountant in California, with a Bachelor of Science in Business Administration from California Polytechnic University-Pomona and an Executive Management Program graduate from Northwestern University, Kellogg School of Management. He serves on the Sybron Dental (SYD-NYSE) board and chairs the audit committee.

John A. Friede has been a Director of the Company since May 2004. Mr. Friede co-founded NOMOS with Dr. Mark Carol in 1979 and served as chairman of the board of directors and a director from NOMOS’ inception until the merger with the Company. From November 1999 to December 2000, Mr. Friede served as NOMOS’ president, and from November 1999 to October 2001, he also served as NOMOS’ chief executive officer. Prior to joining NOMOS, Mr. Friede managed, and continues to manage, his own private investment portfolio in medical technology and other venture capital fields. Mr. Friede holds a B.A. in History from Dartmouth College and an M.B.A. from the Harvard University Graduate School of Business Administration.

Dr. Jonathan P. Gertler has been a Director of the Company since December 2002. Dr. Gertler is Managing Director and Head of Healthcare Investment Banking at Adams, Harkness & Hill, an investment banking firm. Prior to joining Adams, Harkness & Hill in 2001, Dr. Gertler spent fourteen years as a vascular surgeon and three years in venture capital, investing in medical device and technology companies. He was an Attending Vascular Surgeon at Massachusetts General Hospital in Boston and Associate Professor of Surgery at Harvard University from 1992 to 2001 as well as Associate Director of both the Vascular Diagnostic and Research Laboratories. In addition, Dr. Gertler founded Cardiovascular Technologies, Inc. in 1997, which developed an embolic entrapment device, that was acquired by Embolic Protections, Inc. and subsequently acquired by Boston Scientific Corporation in 2001. He also served as a venture partner for Schroder Ventures Life Science Fund, a venture fund, and as a Director for Quick Study Radiology, a start up radiology services company in St Louis, from 1999 to 2002.

James W. Klingler joined the Company in July 2004 as Senior Vice-President and Chief Financial Officer. Previously, he was Vice President—Finance and Chief Financial Officer of Troy Group, Inc., a provider of secure check printing products and wireless connectivity solutions, from January 2002 to July 2004. From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that was merged into Hewlett-Packard Company. In prior positions, Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies, Inc., a company that manufactures polyurethane products, from October 1994 to February 1999. Mr. Klingler holds a B.A. from The Ohio State University and an M.B.A. from the Columbia University Graduate School of Business.

John W. Manzetti has been a Director of the Company and President of the NOMOS Radiation Oncology Division of the Company since May 2004. Mr. Manzetti served as NOMOS’ chief executive officer from October 2001 until the merger of NOMOS with the Company in May 2004, and as president from December 2000 until the merger. From December 2000 to October 2001, Mr. Manzetti also served as NOMOS’ chief operating officer. From the time he joined NOMOS in May 1999 until December 2000, Mr. Manzetti served as NOMOS executive vice president and chief financial officer. He was a member of NOMOS’ board of directors from December 2000 until the merger. Prior to joining NOMOS, from 1988 to 1999, Mr. Manzetti served as executive vice president and chief financial officer at Carnegie Group, Inc., a supplier of knowledge-based software systems, which was acquired by Logica PLC in November 1998.

Mr. Manzetti also was a director, secretary and treasurer of Carnegie Group from 1989 until 1998. Mr. Manzetti holds a B.S.B.A. from Geneva College and an M.B.A. from the University of Akron.

Mitchell H. Saranow has been a Director of the Company since June 2001. Mr. Saranow founded his own firm, The Saranow Group, LLC, a private investment firm, in 1984, where he acquired and served as Chief Executive Officer of companies with operations in the United States and Europe. Mr. Saranow has served as Chairman of Lenteq, LP, a manufacturer of color formulation equipment for the paint and personal care industries, since October, 2003. He served as Chairman of the Board and Co-Chief Executive Officer of Navigant Consulting, Inc., a nationwide consulting firm, from November 1999 to May 2000. Prior thereto, Mr. Saranow was Chairman and Managing General Partner of Fluid Management, L.P., a color formulation business, for more than five years. Mr. Saranow was Vice President of Finance and Chief Financial Officer of CFS Continental, Inc., then the second largest full-line food services company in the United States, from 1979 to 1983, and Vice President of Finance and Law of the Sunmark Companies, a confections and snack foods company, from 1975 to 1979. Mr. Saranow is also a Director of Lawson Products, Inc. In addition, he is a member of the Governing Board of Northwestern University Library and recently served as President of the Juvenile Protective Association, a 100-year old child welfare agency. Mr. Saranow is a graduate of Northwestern University and holds M.B.A. and J.D. degrees from Harvard University. He earned his CPA in 1981. He served as the “James M. Collins Senior Lecturer” at the Harvard Business School during the 2001-2002 academic year.

Dr. Gary N. Wilner has been a Director of the Company since December 2002. Dr. Wilner retired from the practice of medicine in January, 2005. From 1974 until 2005, Dr. Wilner was Director of Clinical Cardiology at Evanston Hospital in Evanston, Illinois. In addition, he concurrently served on the faculty of the Feinberg School of Medicine at Northwestern University. He is the past President of the Chicago Heart Association and a long-standing member of the Adjunct Board of the Albert Einstein Peace Prize Foundation. Since 1993, Dr. Wilner has served as an independent trustee of The Oakmark Funds, and became Chairman of the Board of Trustees for The Oakmark Funds in 2004. Dr. Wilner is currently an ex-officio member of the Board of Trustees for the Museum of Contemporary Art in Chicago, Illinois.

Nancy J. Wysenski has been a Director of the Company since May 2004. Ms. Wysenski is the President and a founding member of EMD Pharmaceuticals, Inc., a United States pharmaceutical company owned by Merck KGaA. Ms. Wysenski also serves as a member of the Merck KGaA Ethical Pharmaceuticals Executive Committee and manages their ethical pharmaceutical product portfolio. Ms. Wysenski is also responsible for Dey Laboratories, a specialty pharmaceutical company owned by Merck KGaA focused on the development of drugs used in the treatment of respiratory diseases and allergies. Prior to joining and founding EMD Pharmaceuticals, Inc. in August 1999, Ms. Wysenski was the Senior Vice President of Operations at NetGenics, a bio-informatics service provider, from 1998 to 1999. Prior thereto, Ms. Wysenski held a number of positions at Astra Merck, a pharmaceutical company, culminating at Vice President of Field Sales. Prior to joining Astra Merck in 1992, Ms. Wysenski held a number of positions at Merck Human Health, a pharmaceutical company, from 1984 to 1998. Ms. Wysenski is a graduate of Kent State University and holds an M.B.A. from Baldwin Wallace College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended October 31, 2004, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) complied with all applicable reporting requirements, except that Ms. Wysenski filed one report late on Form 3 and Form 4.

Board of Directors Meetings and Committees

The Board of Directors of the Company held nine meetings during the fiscal year ended October 31, 2004, and acted twice by unanimous written consent. All of the Directors who were on the Board during fiscal year 2004 attended at least 75% of the total number of meetings of the Board of Directors and committees on which they served. John A. Friede and John W. Manzetti were elected to the Board of Directors on June 3, 2004, and from that time forward attended all meetings of the Board of Directors. Nancy S. Wysenski was elected to the Board of Directors on June 3, 2004, and from that time forward attended all meetings of the Board of Directors and committees on which she serves, with one exception.

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee.   During the fiscal year ended October 31, 2004, the members of the Audit Committee were Mr. Ecker (Chairman), Dr. Gertler, Mr. Saranow and Dr. Wilner, each of whom is “independent” as defined under current Rule 4200(a)(15) of the Nasdaq listing standards. During the fiscal year ended October 31, 2004, the Audit Committee met on fifteen occasions.

Audit Committee Financial Experts.   The Board of Directors has determined that Donald N. Ecker and Mitchell S. Saranow each qualify as an “audit committee financial expert” and “independent” as defined under the applicable Securities and Exchange Commission and Nasdaq rules.

Compensation Committee.   The Compensation Committee, currently comprised of Dr. Gertler (Chairman), Mr. Saranow, Dr. Wilner and Ms. Wysenski, all non-employee Directors who meet the Nasdaq listing standards for “independence”, oversees the Company’s executive compensation programs and policies and is responsible for determining grants of options to purchase Common Stock under the North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan. During fiscal year 2004, the Compensation Committee met on six occasions.

Nominating and Corporate Governance Committee.   The Nominating and Corporate Governance Committee is responsible for recommending to the full Board candidates for election to the Board of Directors and reviewing matters of corporate governance. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders if properly submitted. This Committee currently consists of Mr. Saranow (Chairman), Mr. Ecker, Dr. Wilner, and Ms. Wysenski, each of whom is “independent” under current Nasdaq listing standards. During fiscal year 2004, the Committee met on five occasions.

The Company has a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller.

Item 11.                 EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)(1)
L. Michael Cutrer	2004	314,000	—	—	36,000	7,000
President and Chief	2003	314,000	125,000	—	136,000	6,000
Executive Officer	2002	302,000	113,250	—	125,000	7,000
Allan M. Green(2)	2004	198,000	—	—	—	4,000
Chief Technology Officer	2003	208,000	20,000	—	20,000	9,000
	2002	208,000	—	—	65,000	7,000
James W. Klingler(3)	2004	59,000	9,000	—	50,000	—
Senior Vice President and
Chief Financial Officer
Elliot Lebowitz(4)	2004	237,000	—	—	—	6,000
President, Theseus	2003	168,000	30,000	—	40,000	2,400
Imaging Corporation
John W. Manzetti(5)	2004	148,000	—	—	40,000	5,000
President, NOMOS
Oncology Division

(1)          All Other Compensation consists of the Company’s contribution to such executive officer’s 401(k) plan, Company paid life insurance premiums and profit sharing contributions made by the Company on behalf of such executive officers.

(2)          Dr. Green ended his employment on October 13, 2004.

(3)          Mr. Klingler began his employment on July 26, 2004.

(4)          Dr. Lebowitz ended his employment on October 12, 2004.

(5)          Mr. Manzetti began his employment on May 4, 2004.

Option Grants

The following table sets forth information on stock options granted by the Company during the fiscal year ended October 31, 2004 to each of the named executive officers.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Grant Date Present Value ($)(3)
L. Michael Cutrer	36,000	(1)	18.4%	$10.01	2/25/14	209,000
Allan M. Green	—		—	—	—	—
James W. Klingler	50,000	(2)	25.5%	$7.49	7/28/14	222,000
Elliot Lebowitz	—		—	—	—	—
John W. Manzetti	40,000	(2)	20.4%	$9.00	5/5/14	213,000

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

(3)          Calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 74%, risk-free interest rate of 3.3% and an expected life of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company’s stock options.

Option Exercises and Year-End Value

The following table sets forth certain information concerning the exercise of stock options during the fiscal year ended October 31, 2004 by the Company’s named executive officers and the fiscal year-end value of unexercised options as of October 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at 10/31/04 (#)		Value of Unexercised In-the-Money Options at 10/31/04 ($)(1)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
L. Michael Cutrer	—	—	747,668	144,332	663,000	—
Allan M. Green	—	—	192,501	52,499	—	—
James W. Klingler	—	—	—	50,000	—	—
Elliot Lebowitz	—	—	4,500	30,000	—	—
John W. Manzetti	—	—	373,070	40,000	1,272,000	—

(1)          Calculated based upon the difference between the exercise price and the fair market value at fiscal year-end.

Director Compensation

Directors who are also employees of the Company or its subsidiaries receive no separate compensation for serving as Directors or as members of any committees of the Board of Directors. Each non-employee Director receives a quarterly payment of $5,000, and receives $1,250 per Board or committee meeting if he attends in person or $500 per meeting if he participates via telephone. Directors may be reimbursed for certain expenses incurred in connection with attending Board or committee meetings. In addition, the Chairman of the Board of Directors receives compensation of $125,000 per year (rather than the $5,000 quarterly payment); the Chairman of the Audit Committee receives $5,000 per year; the Chairman of the Compensation Committee receives $2,500 per year; and the Chairman of the Nominating and Corporate Governance Committees receives $2,500 per year.

In March, 2003, stockholders approved the 2003 Non-Employee Directors’ Equity Compensation Plan. Each individual who is first elected or appointed as a non-employee director on or after January 6, 2003, shall automatically be granted, on the date of such initial election or appointment, a non-statutory stock option to purchase 25,000 shares of Common Stock. On the date of each Annual Shareholders Meeting after January 6, 2003, each individual who is re-elected to serve as a non-employee director is automatically granted a non-statutory stock option to purchase 15,000 shares of Common Stock, except for the Chairman of the Board, who is automatically granted a non-statutory stock option to purchase 25,000 shares of Common Stock. The annual grant of non-statutory stock options is only given to those non-employee directors who have served at least six months. In lieu of receiving the non-statutory stock options as described above, each non-employee director may elect to receive a grant of one share of restricted Common Stock for every three shares of Common Stock underlying such stock option. To date, no non-employee director has elected to receive restricted stock in lieu of stock options.

During the fiscal year ending October 31, 2004, Mr. Ecker, Dr. Gertler, Mr. Saranow and Dr. Wilner each received an annual grant of ten-year non-statutory options to purchase 15,000 shares of Common Stock of the Company, at a price of $8.80 per share, with one-third vesting each year for the next three years, as measured from the grant date of June 3, 2004. Upon their election to the Board of Directors during the fiscal year ended October 31, 2004, Mr. Friede and Ms. Wysenski each received an initial grant of ten-year non-statutory options to purchase 25,000 shares of Common Stock of the Company at a price of

$8.80 per share with one-third vesting each year for the next three years, as measured from the grant date of June 3, 2004. During the fiscal year ending October 31, 2004, Mr. Gruverman received a grant of ten-year non-statutory options to purchase 25,000 shares of Common Stock of the company, at a price of $8.80 per share, with one-third vesting each year for the next three years, as measured from the grant date of June 3, 2004.

Employment Agreements

L. Michael Cutrer

In April 2002, the Company entered into an employment agreement with L. Michael Cutrer in connection with his employment as the Company’s Chief Executive Officer. Mr. Cutrer’s initial annual salary was $302,000 with a bonus to be determined at the discretion of the Board of Directors in accordance with the agreement. The employment agreement can be terminated by the Company at any time with or without cause. If terminated without cause, the agreement provides, among other things, for immediate vesting of any unvested stock options and a severance payment equal to three times his current base salary. In the event of a change of control of the Company, the agreement also provides, among other things, for the immediate vesting of any unvested stock options and a severance payment equal to three times (a) base salary, (b) the highest bonus awarded in the three previous years and (c) the Black-Scholes value of any grant of options made during the prior year.

Allan M. Green

In October 2000, the Company entered into an employment agreement with Dr. Allan M. Green, providing for his employment as President of Theseus Imaging Corporation and for base compensation at a minimum rate of $200,000 per year, subject to annual reviews and increases in the sole discretion of the Board of Directors. In April 2002, Dr. Green’s position and title under the agreement were changed to Chief Technology Officer of the Company. All other terms of the agreement remained in effect. The employment agreement could be terminated by the Company at any time with or without cause. The agreement also provided, among other things, for severance payments of up to one year’s base compensation in certain circumstances and for a period of non-competition covering the remainder of the employment term plus one year. The Company provided a timely notice of non-renewal of Dr. Green’s employment agreement, and Dr. Green’s employment with the Company ended on October 13, 2004.

James W. Klingler

In July, 2004, the Company entered into a letter agreement with James W. Klingler in connection with his employment as the Company’s Chief Financial Officer. The letter agreement does not provide for a specific term of employment, however, it provides for a twelve month severance payment if Mr. Klingler’s employment is terminated by the Company for any reason other than for cause.

Elliot Lebowitz

In February 2003, the Company entered into an employment agreement with Elliot Lebowitz, providing for his employment as President of Theseus Imaging Corporation and for base compensation at a minimum rate of $250,000 per year, subject to annual reviews and increases in the sole discretion of the Chief Executive Officer, subject to review and approval by the Company’s Compensation Committee of the Board of Directors. The employment agreement with Mr. Lebowitz could be terminated by the Company at any time with or without cause. If terminated without cause, the agreement provided for severance payments to Mr. Lebowitz of up to one year’s base compensation, as well as for vesting of any unvested options granted under the employment agreement. In the event of a change of control of the Company, the agreement also provided, among other things, for the immediate vesting of any unvested stock options and a severance payment equal to one year’s base salary and an immediate vesting of all unvested options granted under the agreement. The Company terminated Mr. Lebowitz’ employment without cause on October 12, 2004, and, in accordance with his employment agreement, the Company paid Mr. Lebowitz one year’s base compensation, or $250,000, in October 2004.

John W. Manzetti

The Company entered into an employment agreement with John W. Manzetti, which became effective upon consummation of the merger of NOMOS with the Company on May 4, 2004. The agreement provides that Mr. Manzetti will serve as President of the NOMOS Radiation Oncology Division of the Company, and will be entitled to an annual base salary of no less than $300,000 and a minimum incentive bonus of 25% of his base salary if specified performance goals are met. The agreement is for an initial term of two years, and will automatically renew for additional one-year terms unless notice of non-renewal is delivered at least 90 days prior to the date when the agreement term is scheduled to expire. In addition, under the agreement, the Company granted Mr. Manzetti stock options to purchase 40,000 shares of the Company’s Common Stock at a per share exercise price equal to the fair market value of the Common Stock on the date the merger was consummated. On the consummation date, the price was $9.00 per share. The stock options will vest equally over a four-year period, with options to purchase 10,000 shares of Common Stock vesting on each of the first, second, third, and fourth anniversaries of the agreement. The options will expire on May 5, 2014.

Mr. Manzetti will be entitled to severance payments if (a) the Company terminates or fails to renew the agreement, other than for “cause” (as defined in the agreement), or (b) the agreement is terminated or not renewed by Mr. Manzetti for “good reason” (as defined in the agreement). The severance amount payable to Mr. Manzetti is equal to (i) 24 months of Mr. Manzetti’s annual base salary if terminated in his first year of employment, (ii) 18 months of Mr. Manzetti’s annual base salary if terminated in his second year of employment (or if his employment is not renewed for a third year) and (iii) 12 months of Mr. Manzetti’s annual base salary if terminated (or if his employment is not renewed) at any point thereafter. The Company may pay the severance in one lump sum or as salary continuation over a one-year period. In addition to the cash severance, Mr. Manzetti will be entitled to health benefits for a period of 24 months following the termination of (or failure to renew) his employment. If Mr. Manzetti is terminated because of a “disability” (as defined in the agreement), he will be entitled to a severance payment equal to six months of his annual base salary, and all unvested stock options owned by Mr. Manzetti at such time shall immediately vest.

If there is a “change of control” (as defined in the agreement) and Mr. Manzetti is not employed by the successor entity in the same or similar capacity (at the same level of compensation, including bonus opportunity) after such change of control, (i) Mr. Manzetti will be entitled to a severance amount equal to his annual base salary, plus his highest bonus earned in the two prior years and (ii) all stock options owned by Mr. Manzetti at such time will become immediately vested.

Compensation Committee Interlocks and Insider Participation

Messrs. Gertler, Saranow, Wilner & Ms. Wysenski were members of the Compensation Committee during 2004. There were no Compensation Committee interlocking relationships in 2004.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

Except as otherwise indicated below, the following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of February 25, 2005 by (i) all those known by the Company to own more than 5% of the Company’s outstanding Common Stock;

(ii) each of the Company’s directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all Directors and executive officers named in the Summary Compensation Table as a group:

	Beneficial Ownership
Name and Address(1)	Number of Shares		Approximate Percent of Total
L. Michael Cutrer	1,078,251	(2)	6.3
Donald N. Ecker	16,667	(3)		*
John A. Friede	2,482,074	(4)	15.1
Jonathan P. Gertler	16,667	(5)		*
Allan M. Green		(6)
Irwin J. Gruverman	500,988	(7)	3.1
James W. Klingler	—			*
Elliot Lebowitz		(8)
John W. Manzetti	352,559	(9)	2.1
Mitchell H. Saranow	55,000	(10)		*
Gary N. Wilner	17,667	(11)		*
Nancy J. Wysenski	—			*
All directors and executive officers as a group (12 persons)	4,519,873	(12)	25.5
Wells Fargo & Company	1,295,400	(13)	7.9
Kennedy Capital Management, Inc.	1,529,950	(14)	9.4

*                    Denotes less than 1%

(1)          This table is based upon information supplied by officers, directors, and principal stockholders of the Company and by Schedules 13D and 13G filed with the SEC. Except where indicated, the address of each five percent stockholder is c/o the Company, 20200 Sunburst Street, Chatsworth, CA 91311. Applicable percentages are based on 16,320,774 shares of Company Common Stock outstanding on February 25, 2005, adjusted as required. The information known to the Company with respect to each of the following’s beneficial ownership of the Company’s Common Stock is as of February 25, 2005: L. Michael Cutrer, Donald N. Ecker, John A. Friede, Jonathan P. Gertler, Irwin J. Gruverman, James W. Klingler, John W. Manzetti, Mitchell H. Saranow, Gary N. Wilner and Nancy J. Wysenski, except that Allan M. Green’s information is as of October 14, 2004, and Elliot Lebowitz’s information is as of October 12, 2004.

(2)          Includes 799,668 shares subject to outstanding options which are deemed exercised. Also includes 53,583 shares owned by a trust over which the reporting person has shared voting and dispositive power with his spouse. Also includes 2,508 shares held in a trust for the reporting person’s sons.

(3)          Includes 16,667 shares subject to outstanding options which are deemed exercised.

(4)          Includes 90,456 shares subject to outstanding options which are deemed exercised. Also includes 1,147,487 shares owned by two trusts over which the reporting person has voting and dispositive power.

(5)          Includes 16,667 shares subject to outstanding options which are deemed exercised.

(6)          The employment contract for Dr. Green expired on October 14, 2004. As of that date, Dr. Green beneficially owned 335,750 shares.

(7)          Includes 86,667 shares subject to outstanding options which are deemed exercised.

(8)          Dr. Lebowitz ended his employment on October 12, 2004. As of that date, Dr. Lebowitz beneficially owned 4,500 shares.

(9)          Includes 352,559 shares subject to outstanding options which are deemed exercised.

(10)   Includes 50,000 shares subject to outstanding options which are deemed exercised.

(11)   Includes 16,667 shares subject to outstanding options which are deemed exercised.

(12)   Includes 1,429,351 shares subject to outstanding options which are deemed exercised.

(13)   Schedule 13G dated December 31, 2004 states that Wells Fargo & Company and its subsidiary, Wells Capital Management Incorporated, are beneficial owners of 1,295,400 shares. The principal address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104.

(14)   Schedule 13G dated December 31, 2004 states that Kennedy Capital Management, Inc. is a beneficial owner of 1,529,950 shares. The principal address for this party is 10829 Olive Blvd., St. Louis, MO 63141.

Equity Compensation

The following table sets forth information about the Company’s equity compensation plans as of October 31, 2004.

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	3,253,821	$6.96	1,809,812	(2)
Equity compensation plans not approved by stockholders	None	None	None
Total	3,253,821	$6.96	1,809,812

(1)          Consists of the 1996 Stock Option Plan, as amended (the “1996 Plan”), the 2003 Non-Employee Directors’ Equity Compensation Plan (the “2003 Plan”) and the 2000 Employee Stock Purchase Plan (the “ESPP”).

(2)          Includes shares available for issuance under the ESPP. As of October 31, 2004 an aggregate of 230,070 shares of common stock were available for issuance under the ESPP.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Friede, a Director of the Company, owed NOMOS Corporation (“NOMOS”) $287,160 plus interest, which principal amount was loaned to Mr. Friede on May 22, 2003. Upon the consummation of the merger with NOMOS on May 4, 2004, and in partial consideration for the time, efforts and resources that Mr. Friede provided NOMOS in the past, NOMOS had agreed to cancel this indebtedness. The cancellation of this indebtedness was conditioned upon the consummation of the merger and became effective immediately prior to the consummation of the merger.

NOMOS was party to a letter agreement dated February 11, 2002 with Mr. Friede, which provided that if Mr. Friede’s employment was terminated without cause, he would receive continued payment of his base salary, which was $180,000 per year, and health benefits for twelve months after the termination date. Mr. Friede was terminated as an employee without cause following the consummation of the merger of NOMOS on May 4, 2004. Therefore the Company, as NOMOS’ successor, was obligated to pay this severance to Mr. Friede.

The merger agreement with NOMOS provided for a combination of cash and the Company’s Common Stock to be paid to the NOMOS stockholders. All of the cash consideration in the merger, other than with respect to fractional shares, has been paid to the holders of NOMOS series B preferred stock and series C preferred stock. Mr. Friede beneficially owned approximately 80% of the outstanding NOMOS series B preferred stock. Upon consummation of the merger, the sum of approximately $180,000 was paid by the Company to Mr. Friede. As a result of the merger, Mr. Friede received Common Stock of the Company in exchange for those shares of his stock of NOMOS that were not covered by cash compensation. Mr. Friede received 2,330,563 shares of Common Stock of the Company.

Effective on the completion of the merger with NOMOS, all outstanding unvested NOMOS stock options held by Mr. Friede and Mr. Manzetti, a Director of the Company and President of the NOMOS Radiation Oncology Division of the Company, and other NOMOS directors and employees immediately vested and became exercisable for the Company’s Common Stock, as provided by the merger agreement. As a result, Mr. Friede has options to purchase a total of 146,991 shares of the Company’s Common Stock at a blended exercise price of $15.31 per share; and Mr. Manzetti has options to purchase a total of 373,070 shares of the Company’s Common Stock at a blended exercise price of $1.71 per share.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by PricewaterhouseCoopers LLP, our independent resistered public accounting firm, for the audit of our annual financial statements for the years ended October 31, 2004 and 2003, respectively, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

Type of Fee	2004	2003
Audit Fees(1)	$506,000	$200,000
Audit Related Fees(2)	334,000	156,000
Tax Fees(3)	120,000	72,000
All Other Fees	—	—
Total	$960,000	$428,000

(1)          Audit Fees include fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and reviews of quarterly interim financial statements included in our Form 10-Q. This category also includes fees for services that generally only the independent registered public accounting firm reasonably can provide to a company, such as procedures related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)          Audit Related Fees include fees for professional services rendered by PricewaterhouseCoopers LLP associated with assurance and related services traditionally performed by the independent registered public accounting firm and that are reasonably related to the performance of the audit or review of the Company’s financial statements.  This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, accounting consultations, consultations concerning financial accounting and reporting standards.

(3)          Tax Fees include the fees for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing services to us for the fiscal year ended October 31, 2004 and has concluded that such services are compatible with their independence as our auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and other services provided by PricewaterhouseCoopers LLP in fiscal 2004 and 2003.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements of the Company
	Report of Independent Registered Public Accounting Firm	72
	Consolidated Balance Sheets	73
	Consolidated Statements of Operations	74
	Consolidated Statements of Changes in Stockholders’ Equity	75
	Consolidated Statements of Cash Flows	76
	Notes to Consolidated Financial Statements	77
2.	Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts	100
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
	Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b)   Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) of the Registrant’s Registration Statement on Form 10-SB, filed August 22, 1995.
3.2	Certificate of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-QSB for the quarterly period ended July 31, 1998.
3.3	Certificate of Domestication of the Registrant, incorporated by reference to Exhibit 3(i)(a) of the Registrant’s Registration Statement on Form 10-SB, filed August 22, 1995.
3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant’s Registration Statement on Form 10-SB, filed August 22, 1995.
10.1	Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10- KSB, filed January 29, 1998.
10.2+

North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan (as amended through April 6, 2001), incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-61688), filed May 25, 2001.

10.3+

The North American Scientific, Inc. 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-34200), filed April 6, 2000.

10.4+

The Theseus 1998 Employee, Director and Consultant Stock Plan, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-64892), filed July 11, 2001.

10.5	Rights Agreement, incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-A, filed October 16, 1998.

10.6

Restated Agreement and Plan of Merger, dated as of September 22, 2000, among the Registrant, NASI Acquisition Corp., a wholly-owned subsidiary of the Registrant, Theseus Imaging Corporation, Dr. Allan M.Green, Robert Bender, Sally Hansen and Irwin Gruverman, incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed October 19, 2000.

10.7

License Agreement, effective as of April 1, 1998, by and between The Board of Trustees of Leland Stanford Junior University and Theseus Imaging Corporation, a wholly-owned subsidiary of the Registrant (confidential treatment granted for certain portions thereof), incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed January 29, 2001.

10.8

License Agreement, effective as of July 20, 2001, by and between AnorMED Inc. and North American Scientific, Inc. (confidential treatment granted for certain portions thereof), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, filed March 5, 2002.

10.9+	Employment Agreement, dated October 13, 2000, by and between Dr. Allan M. Green and the Company, incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed January 17, 2002.
10.10+	Employment Agreement, dated April 1, 2002, by and between L. Michael Cutrer and the Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 28, 2002.
10.11+

Employment Agreement, dated April 7, 1998, by and between Alan I. Edrick and the Company, as amended on September 29, 1999, incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed January 17, 2002.

10.12+	Employment Agreement, dated February 20, 2003, by and between Elliot Lebowitz, Ph.D. and the Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed March 7, 2003.
10.13+

The North American Scientific, Inc. 2003 Non-Employee Directors’ Equity Compensation Plan, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-106197), filed June 17, 2003.

10.14

Agreement and Plan of Merger by and among the Registrant, AM Capital, Inc. and NOMOS Corporation, dated as of October 26, 2003, incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K filed October 27, 2003.

10.15

First Amendment to Agreement and Plan of Merger by and among the Registrant, AM Capital I, Inc. and NOMOS Corporation, incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (Registration #333-110766), filed November 26, 2003.

10.16

Second Amendment to Agreement and Plan of Merger by and among the Registrant, AM Capital I, Inc. and NOMOS Corporation, incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K filed March 5, 2004.

10.17

The First Amendment dated as of April 28, 2004, to the Rights Agreement, dated as of October 12, 1998 by and between the Registrant and U.S. Stock Transfer Corporation, incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K filed April 30, 2004.

10.18	Agency Agreement dated as of March 17, 2004, by and between the Registrant and NOMOS Corporation, incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K filed March 22, 2004.
10.19*	Employment Agreement dated May 5, 2004, by and between John W. Manzetti and the Registrant.
10.20*	Lease Agreement dated August 22, 2002, by and between NOMOS Corporation and Cranberry 200 Venture, L.P.
10.21*	Amendment to Lease Agreement dated September 27, 2002, by and between NOMOS Corporation and Cranberry 200 Venture, L.P.
10.22*	Secured Loan Agreement dated as of October 15, 2003 by and between the Registrant and Prostate Centers of America.
10.23*	Settlement Agreement dated as of August 4, 2004, by and between NOMOS Corporation and Parker/Hunter, Incorporated.
14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed January 23, 2004.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1*	Certification pursuant to Rule 13a-14b under the Exchange Act and 18 U.S.C -1350.

+                Compensation plan or agreement

*                    Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
North American Scientific, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiaries (the “Company”) at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities during the year ended October 31, 2003. As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of November 1, 2002.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2005

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	October 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$2,334,000	$1,761,000
Marketable securities	10,046,000	32,587,000
Accounts receivable	7,132,000	2,167,000
Inventories	4,871,000	692,000
Income tax receivable	—	496,000
Prepaid expenses and other current assets	1,061,000	1,053,000
Total current assets	25,444,000	38,756,000
Non-current marketable securities	2,600,000	14,767,000
Equipment and leasehold improvements	4,127,000	2,996,000
Goodwill	18,732,000	3,866,000
Intangible assets	29,504,000	813,000
Other assets	132,000	1,334,000
Total assets	$80,539,000	$62,532,000
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,061,000	$1,620,000
Accrued expenses	6,808,000	5,166,000
Deferred revenue	6,293,000	—
Total liabilities	15,162,000	6,786,000
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 16,308,487 (2004) and 10,298,241 (2003) shares issued; and 16,200,461 (2004) and 10,279,241 (2003) shares outstanding	163,000	103,000
Additional paid-in capital	120,220,000	74,343,000
Treasury stock, at cost—108,026 (2004) and 19,000 (2003) common shares	(129,000)	(129,000)
Accumulated deficit	(54,877,000)	(18,571,000)
Total stockholders’ equity	65,377,000	55,746,000
Total liabilities and stockholders’ equity	$80,539,000	$62,532,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2004	2003	2002
Revenue
Product	$19,486,000	$14,683,000	$20,780,000
Service	5,251,000	—	—
Total revenue	24,737,000	14,683,000	20,780,000
Cost of revenues
Product	13,482,000	6,944,000	7,581,000
Service	2,336,000	—	—
Total cost of revenue	15,818,000	6,944,000	7,581,000
Gross profit	8,919,000	7,739,000	13,199,000
Selling expenses	6,709,000	3,411,000	521,000
General and administrative expenses	12,179,000	6,163,000	5,369,000
Research and development	3,209,000	499,000	491,000
Amortization of intangible assets	1,172,000	13,000	1,000
In-process research and development	9,200,000	—	—
Merger and integration costs	1,056,000	—	—
Total operating expenses	33,525,000	10,086,000	6,382,000
Income (loss) from operations	(24,606,000)	(2,347,000)	6,817,000
Interest and other income, net	579,000	1,749,000	1,834,000
Income (loss) before provision (benefit) for income taxes	(24,027,000)	(598,000)	8,651,000
Provision (benefit) for income taxes	(257,000)	—	2,087,000
Income (loss) from continuing operations	(23,770,000)	(598,000)	6,564,000
Loss from discontinued operation (including a loss on disposal of $5,231,000 in 2004)	(12,537,000)	(8,536,000)	(11,808,000)
Loss before cumulative effect of change in accounting principle	(36,307,000)	(9,134,000)	(5,244,000)
Cumulative effect of change in accounting principle	—	(306,000)	—
Net loss	$(36,307,000)	$(9,440,000)	$(5,244,000)
Basic loss per share:
Continuing operations	$(1.81)	$(0.06)	$0.65
Discontinued operations	(0.95)	(0.83)	(1.16)
Cumulative effect of change in accounting principle	—	(0.03)	—
Net loss	$(2.76)	$(0.92)	$(0.51)
Diluted loss per share:
Continuing operations	$(1.81)	$(0.06)	$0.57
Discontinued operations	(0.95)	(0.83)	(1.02)
Cumulative effect of change in accounting principle	—	(0.03)	—
Net loss	$(2.76)	$(0.92)	$(0.45)
Weighted average number of common shares outstanding
Basic	13,138,721	10,257,688	10,209,584
Diluted	13,138,721	10,257,688	11,596,074

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance at October 31, 2001	10,163,470	$102,000	$73,568,000	—	$—	$(3,887,000)	$90,000	$69,873,000
Common stock issued upon exercise of stock options	73,340	1,000	232,000	—	—	—	—	233,000
Common stock issued under employee stock purchase plan	13,326	—	129,000	—	—	—	—	129,000
Change in unrealized gain on securities available for sale	—	—	—	—	—	—	(90,000)	(90,000)
Net loss	—	—	—	—	—	(5,244,000)	—	(5,244,000)
Balance at October 31, 2002	10,250,136	103,000	73,929,000	—	—	(9,131,000)	—	64,901,000
Common stock issued upon exercise of stock options	7,100	—	34,000	—	—	—	—	34,000
Common stock issued under employee stock purchase plan	21,005	—	147,000	—	—	—	—	147,000
Purchase of treasury stock	—	—	—	19,000	(129,000)	—	—	(129,000)
Shares issued upon acquisition	20,000	—	186,000	—	—	—	—	186,000
Compensatory stock options, issued to non-employees	—	—	47,000	—	—	—	—	47,000
Net loss	—	—	—	—	—	(9,440,000)	—	(9,440,000)
Balance at October 31, 2003	10,298,241	103,000	74,343,000	19,000	(129,000)	(18,571,000)	—	55,746,000
Common stock issued upon exercise of stock options	717,864	7,000	3,509,000	—	—	—	—	3,516,000
Common stock issued under employee stock purchase plan	24,285	—	167,000	—	—	—	—	167,000
Modification of stock options issued to an employee	—	—	351,000	—	—	—	—	351,000
Shares issued for NOMOS acquisition	5,268,097	53,000	37,257,000	—	—	—	—	37,310,000
Shares returned relating to NOMOS acquisition	—	—	—	89,026	—	—	—	—
Options assumed upon acquisition	—	—	4,593,000	—				4,593,000
Net loss	—	—	—	—	—	(36,307,000)	—	(36,307,000)
Balance at October 31, 2004	16,308,487	$163,000	$120,220,000	108,026	$(129,000)	$(54,877,000)	$—	$65,377,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(36,307,000)	$(9,440,000)	$(5,244,000)
Loss from discontinued operations	12,537,000	8,536,000	11,808,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off in-process research and development	9,200,000	—	—
Depreciation and amortization	2,139,000	780,000	793,000
Provision for doubtful accounts	522,000	65,000	343,000
Non-cash stock compensation expense	351,000	47,000	—
Cumulative effect of change in accounting principle	—	306,000	—
Deferred income taxes	—	—	3,371,000
Gain on sale of non-marketable securities	—	(600,000)	(45,000)
Other	—	113,000	247,000
Changes in assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(2,579,000)	295,000	(974,000)
Inventories	414,000	(24,000)	13,000
Income taxes	496,000	510,000	(699,000)
Prepaid expenses and other assets	2,081,000	(997,000)	238,000
Accounts payable	(1,310,000)	361,000	—
Accrued expenses	(3,965,000)	2,415,000	387,000
Deferred revenue	1,552,000	—	—
Net cash provided by (used in) continuing operations	(14,869,000)	2,367,000	10,238,000
Net cash used in discontinued operations	(8,393,000)	(8,630,000)	(8,513,000)
Net cash provided by (used in) operating activities	(23,262,000)	(6,263,000)	1,725,000
Cash flows from investing activities:
Proceeds from sale of marketable securities	52,108,000	39,649,000	34,329,000
Purchases of marketable securities	(17,400,000)	(33,766,000)	(36,353,000)
Proceeds from sales of non-marketable securities	—	408,000	—
Acquisitions, net of cash acquired	(13,248,000)	(662,000)	—
Capital expenditures	(1,308,000)	(365,000)	(439,000)
Net cash provided by (used in) investing activities	20,152,000	5,264000	(2,463,000)
Cash flows from financing activities:
Net proceeds from stock options and stock purchase plan	3,683,000	181,000	362,000
Purchase of common stock as treasury stock	—	(129,000)	—
Net cash provided by financing activities	3,683,000	52,000	362,000
Net increase (decrease) in cash and cash equivalents	573,000	(947,000)	(376,000)
Cash and cash equivalents at beginning of period	1,761,000	2,708,000	3,084,000
Cash and cash equivalents at end of period	$2,334,000	$1,761,000	$2,708,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

North American Scientific, Inc. (the “Company”), a Delaware corporation, designs, develops and manufactures products for radiation therapy, including brachytherapy, and planning and delivery technology for intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”). In May 2004, the Company acquired NOMOS Corporation (“NOMOS”), which develops and markets products used during external beam radiation therapy for the treatment of cancer (See Note 4). The Radiation Sources segment develops and markets radioisotopic products including brachytherapy seeds and accessories used in the treatment of cancer and non-therapeutic products used in medical, environmental, research and industrial applications. The Company’s Theseus operation had been developing a radiopharmaceutical imaging agent for various medical diagnostic and monitoring functions, including the management of chemotherapy treatment. In September 2004, the Company discontinued its operations of Theseus (See Note 3).

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses of $36.3 million, $9.4 million, and $5.2 million for the years ended October 31, 2004, 2003 and 2002, respectively and has used cash in operations of $23.3 million and $6.3 million for the years ended October 31, 2004 and 2003, respectively offset by $1.7 million of cash provided by operations in 2002. As of October 31, 2004, the Company has cash, cash equivalents and marketable securities of $15.0 million, no long-term debt, and an accumulated deficit of $54.9 million.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services, realizing the benefits of the integration of historic operation and NOMOS operations and a focus on cost control. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

As a result of the Company’s disposal of its Theseus operation in September 2004, the Company’s previously reported Consolidated Statements of Operations and Cash Flows for the fiscal years 2003 and 2002 have been restated to present the discontinued Theseus operations separate from continuing operations (See Note 3). Certain other reclassifications have been made to prior year balances in order to conform to the current year presentation.

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

The Company’s Radiation Sources products are subject to shelf-life expiration periods, which are carefully monitored by the Company. Provision is made for inventory items which may not be sold because of expiring dates. The Company routinely reviews other inventories for evidence of impairment of value and makes provision as such impairments are identified.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data. We review our allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to our customers.

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

Goodwill

Goodwill represents the excess of cost over the value of net assets of businesses acquired pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and is carried at cost unless write-downs for impairment are required. The Company evaluates the carrying value of goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable.

Intangible Assets

License agreements are amortized on a straight-line basis over periods ranging up to fifteen years. The amortization periods of patents are based on the lives of the license agreements to which they are associated or the approximate remaining lives of the patents, whichever is shorter. Purchased intangible assets with finite lives are carried at cost less accumulated amortization and are amortized on a straight-line basis or an accelerated basis over the expected periods of benefit which range from three to fourteen years.

The Company reviews for impairment whenever events and changes in circumstances indicate that such assets might be impaired. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

Revenue Recognition

The Company sells products for radiation therapy treatment, including brachytherapy seeds used in the treatment of cancer, IMRT and IGRT products and services. Product revenue consists of brachytherapy, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC and Crane products. Software revenues consist of IMRT treatment planning software Corvus, Peregrine and Peacock and our IGRT product. Service revenue consists of warranty revenue and maintenance service agreements.

Product revenue

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products. SAB No. 104, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”. Under the provisions of SOP 97-2, the Company recognizes software revenue upon delivery and acceptance, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable, and the Company is not involved in providing services that are essential to the functionality of the product.

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

Research and Development Costs

Research and development (“R&D”) expenses are comprised primarily of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead, occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies which have no alternative future use. Research and development costs are expensed as incurred.

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

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted as of November 1, 2002. The Company has elected to continue to account for its stock-based compensation using the intrinsic value method of accounting according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Year Ended October 31,
	2004	2003	2002
Net loss, as reported	$(36,307,000)	$(9,440,000)	$(5,244,000)
Add: stock-based compensation recognized	351,000	—	—
Less: total stock-based compensation (1)	(2,561,000)	(2,151,000)	(2,298,000)
Net loss, as adjusted	$(38,517,000)	$(11,591,000)	$(7,542,000)
Basic loss per share, as reported	$(2.76)	$(0.92)	$(0.51)
Diluted loss per share, as reported	$(2.76)	$(0.92)	$(0.45)
Basic loss per share, as adjusted	$(2.93)	$(1.13)	$(0.74)
Diluted loss per share, as adjusted	$(2.93)	$(1.13)	$(0.65)

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

	Year Ended October 31,
	2004	2003	2002
Net loss, as reported	$(36,307,000)	$(9,440,000)	$(5,244,000)
Weighted average shares outstanding—Basic	13,138,721	10,257,688	10,209,584
Dilutive effect of stock options and warrants	—	—	1,386,490
Weighted average shares outstanding—Diluted	13,138,721	10,257,688	11,596,074
Basic loss per share	$(2.76)	$(0.92)	$(0.51)
Diluted loss per share	$(2.76)	$(0.92)	$(0.45)

Stock options and warrants to purchase 3,673,210, 2,313,726 and 615,260 common shares for the years ended October 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted loss per share for those years because their effect would have been anti-dilutive.

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

Diversification of Credit Risk

The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable, which are not collateralized. The Company’s policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure.

The Company extends differing levels of credit to customers, does not require collateral, and maintains reserves for potential credit losses based upon the collectibility of accounts receivable. The Company monitors the credit worthiness of its customers and makes provision whenever there are indications of potential credit losses.

Significant Concentrations

As of October 31, 2004, there were no customers that made up more than 10% of the accounts receivable or generated more than 10% of sales for the year ended October 31, 2004. The Company had an exclusive agreement with Mentor Corporation (“Mentor”) for the distribution of its brachytherapy products which terminated in January 2003. This customer represented 27% and 78% of total revenues for the years ended October 31, 2003 and 2002, respectively. In addition, two other customers each represented 11% of total revenues for the year ended October 31, 2003. As of October 31, 2003, the Company had one customer that accounted for 14% of gross trade receivables.

The Company relies on certain companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand and materially impact future operating results.

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue No. 03-1 addresses the meaning of other than temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and accounted for under the equity method. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-1-1, which delays the effect date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29”. This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

NOTE 2—SEGMENT INFORMATION

The Company’s operations are divided into segments based upon a combination of factors including: product produced, manufacturing process and management oversight. The Company’s two segments are: IMRT/IGRT and Radiation Sources. IMRT/IGRT develops and markets products used during external beam radiation therapy for the treatment of cancer. Radiation Sources develops and markets radioisotopic products including brachytherapy seeds and accessories used in the treatment of cancer and non-therapeutic products used in medical, environmental, research and industrial applications. Theseus had been developing a radiopharmaceutical imaging agent for various medical diagnostic and monitoring functions, including the management of chemotherapy treatment. However, in September 2004, the Company discontinued its operations of Theseus (See Note 3).

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

	Year Ended October 31,
	2004	2003	2002
Net sales
IMRT/IGRT	$11,759,000	$—	$—
Radiation Sources	12,978,000	14,683,000	20,780,000
	$24,737,000	$14,683,000	$20,780,000
Income (loss) from operations
IMRT/IGRT	$(17,766,000)	$—	$—
Radiation Sources	(6,840,000)	(2,347,000)	6,817,000
	$(24,606,000)	$(2,347,000)	$6,817,000

	October 31,
	2004	2003
Goodwill
IMRT/IGRT	$18,525,000	$—
Radiation Sources	207,000	207,000
Discontinued operation	—	3,659,000
Total goodwill	$18,732,000	$3,866,000
Total assets
IMRT/IGRT	$61,719,000	$—
Radiation Sources	18,608,000	57,790,000
Discontinued operation	212,000	4,742,000
Total assets	$80,539,000	$62,532,000

NOTE 3—DISCONTINUED OPERATION

In September 2004, the Company discontinued its Theseus Operation which had been engaged in the research and development of a proprietary radiopharmaceutical agent (referred to as “Hynic-Annexin V”) since its acquisition in October 2000. The Company believed that successful completion of development and receipt of regulatory approvals allowing the marketing of Hynic-Annexin V would not occur earlier than 2007 and the additional costs would be substantial. During the third quarter of fiscal 2004, the Company determined that it needed to review the carrying value of Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program. The Company determined that the carrying value of the Theseus assets at July 31, 2004 exceeded their fair value, as determined by estimated future cash flows, and therefore, recorded a $4.7 million charge for the impairment of goodwill and long-lived assets. Discussions with the various potential financial and strategic partners ceased in August 2004, which resulted in the Company’s decision to shut-down the Theseus operation in September 2004. The Company recorded additional costs of $0.7 million for severance, license termination fees and facility shut down costs, offset by $0.2 in proceeds from the sale of long-lived assets and research materials during the quarter ended October 31, 2004.

As a result of the shut-down in September 2004, the Company has presented the Theseus operation as a discontinued operation in the accompanying financial statements. The results of operations for the years ended October 31, 2003 and 2002 have been restated accordingly.

Revenues and loss from the discontinued operation were as follows:

	For the Years Ended October 31,
	2004	2003	2002
Net sales	$—	$—	$—
Loss from discontinued operation	$(7,306,000)	$(8,536,000)	$(11,808,000)
Loss on disposal of discontinued operation	(5,231,000)	—	—
Loss from discontinued operation	$(12,537,000)	$(8,536,000)	$(11,808,000)

Assets and liabilities of the discontinued operations were as follows:

	October 31,
	2004	2003
Prepaid and other current assets	$186,000	$84,000
Equipment and leasehold improvements	—	634,000
Goodwill	—	3,659,000
Intangible assets	—	437,000
Other assets	16,000	16,000
Accounts payable	(45,000)	(389,000)
Accrued expenses	(1,516,000)	(1,662000)
Net assets (liabilities) of discontinued operation	$(1,359,000)	$2,779,000

NOTE 4—ACQUISITIONS

Radiation Therapy Products

In August 2003, the Company acquired substantially all of the assets of Radiation Therapy Products (“RTP”), a manufacturer and distributor of equipment, including steppers and stabilizers, used in prostate brachytherapy procedures, for total consideration consisting of $0.5 million in cash and $0.2 million in common stock (20,000 shares). The cost of the acquisition, including approximately $68,000 in direct transaction costs, was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The Company recorded the fair value of assets and liabilities acquired, which consisted primarily of net tangible assets ($0.2 million), purchased technology ($0.2 million), other intangible assets ($0.1 million), and goodwill ($0.2 million). RTP’s historical operations were not considered material to the Company’s financial position or results of operations. The intangible assets are being amortized over periods ranging from three to ten years. The Company accounts for the operations of the RTP in its Radiation Sources business segment.

NOMOS

On May 4, 2004, the Company acquired NOMOS. The results of NOMOS have been included in the consolidated financial statements from the date of acquisition as the Company’s IMRT/IGRT business segment. NOMOS develops, markets and sells medical devices used in external beam radiation. As a result of the acquisition, the Company has expanded its product line, which should allow it to compete more effectively in the radiation oncology market.

As discussed in the Company’s Form 10-Q/A (Amendment No. 3) filed on March 11, 2005, we restated the Company’s financial statements as of July 31, 2004 and for the three and nine month periods then ended to revise the initial allocation of the purchase price of NOMOS. The restatement resulted in increases to the IPR & D charge by $1.4 million, purchased technology by $5.2 million; existing customer relationships by $0.9 million with corresponding decreases in the values assigned to trademark by $3.3 million and goodwill by $4.2 million. The revised values are reflected in the amounts assigned to the intangible assets presented below.

The purchase price of approximately $58 million consisted of $11.5 million in cash, the issuance of 5.2 million shares of the Company’s common stock with a fair value of approximately $37.3 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $1.6 million. The fair value of the common stock used in determining the purchase price was $7.21 per share based on the average of the closing price of the common stock for the period two days before and after the October 27, 2003 merger agreement announcement date. The stock options and warrants, which fully vested at the acquisition date, were valued using a Black-Scholes valuation model with the following assumptions: risk-free interest rate of 4.5%, volatility factor of 60%, expected term of 1.5 years for stock options, contractual term of 0.5 years for warrants and no dividend yield. The acquisition was accomplished through a reverse triangular merger into a wholly owned subsidiary of the Company, and is reflected in the Company’s financial statements, including the footnotes thereto, as the IMRT/IGRT operating segment.

Pursuant to the purchase agreement, approximately 15.8% of the shares of common stock and cash otherwise payable to the NOMOS shareholders were deposited into two separate escrow funds. With respect to the first escrow fund, 526,810 shares of the Company’s common stock and $1.2 million of cash will be held for a period of two years following the acquisition date, as a source of reimbursement for losses arising from any breach by NOMOS of its representations or obligations under the purchase agreement. With respect to the second escrow fund, 307,617 shares of the Company’s common stock and $0.7 million of cash were held in escrow as a source of reimbursement for any losses incurred in connection with the demand made against NOMOS by Parker/Hunter Incorporated (“Parker/Hunter”). The escrowed funds were deemed contingently returnable for accounting purposes until the Parker/Hunter matter was settled in August 2004 for $1.1 million.

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
$57,981,000

The amount allocated to in-process research and development (“IPR&D”) represents an estimate of the fair value of purchased in-process technology for research projects that as of the acquisition date, will not have reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable likelihood of technical success existed were included in the estimated fair value. The estimated fair value of the IPR&D to be acquired in the merger was determined based on applying a 20% discount rate to the forecast of the estimated net future cash flows for each project, adjusted for the estimated probability of technical success for each research project. IPR&D was expensed during the year ended October 31, 2004. Ongoing in-process research and development projects are generally focused on developing enhancements and adding features and functionality that allow existing products to more effectively and efficiently treat cancers found in disease sites, such as liver and breast, for which the Company’s products, due to certain design limitations, have traditionally not been used. Strategically, this should enable the Company to expand the market for its products rather than to simply maintain the existing revenue base. Significant investment in research and development has been, and will continue to be, necessary to enhance existing products, develop new products and to allow the combined company to generate new product sales to further penetrate and expand geographic markets for its products.

The value assigned to IPR&D was comprised of the following projects: BAT® with optical tracking, which was released in the year ended October 31, 2004 ($7.8 million), development of a significantly enhanced treatment planning system which is expected to be released in fiscal 2005 ($1.1 million), and a treatment planning product, which is expected to incorporate enhanced technology with Monte Carlo based simulation capabilities which is expected to be released in fiscal 2006 ($0.3 million). Each product development has a risk of failure or delay in introduction that could result in diminished overall cash flows should the product not be introduced to the market as currently anticipated. Continued product innovation and timely release of IPR&D projects, once integrated and redefined as necessary, are believed to be fundamental to the success of the combined company.

The amounts allocated to IPR&D, and other intangible assets for financial reporting purposes will not result in future income tax deductions since the acquisition is expected to be a nontaxable transaction. The deferred tax liabilities related to such temporary differences were offset by deferred tax assets (primarily net operating loss carryforwards subject to change in ownership provisions of Internal Revenue Service Code Section 382) in the purchase price allocation. The Company provided a full valuation allowance against the remaining net deferred tax assets since realization cannot be sufficiently assured. The Company will file consolidated and combined federal and state income tax returns with NOMOS. Goodwill is not deductible for income tax purposes. Accordingly, no provision or benefit for income taxes were recognized in the accompanying pro forma results of operations.

The acquired identifiable intangible assets are amortized over their useful lives as follows:

	Amount	Useful Lives (in years)
Purchased technology	$24,000,000	14 - no residual value
Existing customer relationships	1,900,000	10 - no residual value
Trademark	4,400,000	14 - no residual value
Total	$30,300,000

The Company incurred a $1.1 million in merger in integration costs consisting primarily of severance costs and information technology consulting costs.

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of each period presented:

	Year Ended October 31,
	2004	2003	2002
Revenue	$38,976,000	$45,046,000	$51,261,000
Loss before cumulative effect of accounting change (1)	(31,988,000)	(14,313,000)	(11,694,000)
Net loss (1)	(31,988,000)	(14,624,000)	(11,694,000)
Net loss per share, basic and diluted	(2.02)	(0.95)	(0.76)

(1)          Excludes a $9.2 million charge for IPR&D and $1.1 million in merger and integration costs associated with the acquisition of NOMOS.

The unaudited pro forma financial information above reflects the Company’s changes in revenue recognition policy. Prior to the acquisition by the Company on May 4, 2004, NOMOS had recognized revenue of the BAT product under SAB No. 101 as a product in which software was deemed incidental. The Company has determined that revenue recognition of the BAT product should be accounted for under SOP 97-2. The Company also determined that revenue recognition of the BAT product should be deferred from the time of shipment, as NOMOS had historically recognized revenue, to the time of acceptance or installation. As a result of these changes in revenue recognition, the Company has presented the pro forma information above to be consistent with results presented for the year ended October 31, 2004.

The impact of the changes in revenue recognition of the BAT product for the periods presented was an increase of $1.8 million, $1.3 million, for the years ended October 31, 2004, 2003, respectively, and a decrease of $0.6 million for the year ended October 31, 2002. The impact of the changes in revenue recognition of the BAT product for the periods presented on net loss was a decrease in net loss of $1.0 million  and  $1.0 million for the years ended October 31, 2004 and 2003, respectively and an a increase in net loss of $0.4 million for the year ended October 31, 2002.

NOTE 5—VARIABLE INTEREST ENTITY

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”). Under the agreement, the Company is obligated to make periodic advances subject to PCA achieving certain milestones.

As of October 31, 2004, the Company’s advances to PCA totaled $950,000, with an obligation, contingent upon certain milestones, to advance an additional $250,000. The secured note bears interest at

6% per annum and is repayable in four installments commencing on December 1, 2004, with all unpaid principal and interest due on September 1, 2005. As of February 28, 2005, the first payment had not been received. The Company has no equity interest in PCA. The funds are to be used for general working capital to provide various brachytherapy services to ambulatory surgical centers. A distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company though October 2008, has a majority interest in PCA. Based on the terms of the lending and supply agreements with the above entities, the Company determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under FIN No. 46 since PCA does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated PCA as a VIE, regardless of the Company not having an equity interest in PCA and its creditors having no recourse against the Company. The Company consolidated PCA in its Radiation Sources segment. As of October 31, 2004, the amount of losses from PCA consolidated in the results of operations has approximated the amount of the Company’s advances to PCA.

Included in the Company’s consolidated balance sheet at October 31, 2004 and 2003 were the following net assets of PCA:

	October 31,
	2004	2003
Cash	$473,000	$350,000
Accounts receivable	52,000	—
Prepaid and other current assets	10,000	—
Equipment and leasehold improvements	555,000	—
Other assets	33,000	—
Accounts payable	(389,000)	—
Accrued expenses	(717,000)	—
Net assets	$17,000	$350,000

Consolidation of PCA’s results of operations included the following:

	Year Ended October 31,
	2004	2003	2002
Net sales	$180,000	$—	$—
Loss from operations	$(932,000)	$—	$—

NOTE 6—ASSET RETIREMENT OBLIGATIONS

During 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” for recording future decommissioning costs related to its leased manufacturing and research facilities. Under SFAS No. 143, a future retirement obligation is recorded at present value by discounting the Company’s estimated future asset retirement obligation using the Company’s estimated credit-adjusted borrowing rate. The resulting capitalized costs are recorded as part of equipment and leasehold improvements and are amortized ratably over the term of the leased facilities. The asset retirement obligation has been recorded in accrued expenses and will be adjusted to fair value over the lease term as an accretion expense. During 2003, the Company recorded a liability for asset retirement obligations of $0.4 million, increased net equipment and leasehold improvements by $0.1 million and recognized a charge of $0.3 million which is reported in the caption “Cumulative effect of change in accounting principle.”

Had the asset retirement obligations been recognized in previous periods as presented by SFAS No. 143, the Company’s net loss and loss per share would have been as follows:

	Year Ended October 31,
	2003		2002
Net loss, as reported		$(9,440,000)		$(5,244,000)
Cumulative effect of change in accounting principle	311,000		—
	(9,129,000)		(5,244,000)
Amortization and accretion expense	—		(33,000)
Net loss, as adjusted		$(9,129,000)		$(5,277,000)
Basic loss per share, as reported	$	$(0.92)	$	$(0.51)
Diluted loss per share, as reported	$	$(0.92)	$	$(0.51)
Basic loss per share, as adjusted	$	$(0.89)	$	$(0.46)
Diluted loss per share, as adjusted	$	$(0.89)	$	$(0.46)

The current liability for retirement obligation was $0.4 million at October 31, 2004 and 2003.  During the year ended October 31, 2004, accretion was immaterial and there were not any liabilities incurred or settled.

NOTE 7—MARKETABLE SECURITIES

Marketable securities consist of the following:

	October 31,
	2004	2003
Securities held to maturity:
Corporate and government bonds	$10,272,000	$43,016,000
Annuity contract	560,000	545,000
Commercial paper	1,814,000	1,793,000
	12,646,000	45,354,000
Securities available for sale	—	2,000,000
	12,646,000	47,354,000
Less: current portion	10,046,000	32,587,000
Non-current portion	$2,600,000	$14,767,000

The amortized cost of all held to maturity securities approximates fair value. At October 31, 2004, investments in debt securities with scheduled maturities within one year were $10.0 million and for one to three years were $2.6 million.

NOTE 8—ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data. We review our allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to our customers.

Accounts receivable consist of the following:

	October 31,
	2004	2003
Accounts receivable—trade	$7,757,000	$2,270,000
Less: allowance for doubtful accounts	(625,000)	(103,000)
	$7,132,000	$2,167,000

The provision for doubtful accounts was $0.5 million, $0.1 million, and $0.3 million for the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

NOTE 9—INVENTORIES

Inventories consist of the following:

	October 31,
	2004	2003
Raw materials	$4,249,000	$639,000
Work in process	47,000	25,000
Finished goods	575,000	28,000
	$4,871,000	$692,000

In the fiscal year ended October 31, 2004, the Company recorded a charge in the IMRT/IGRT segment for excess inventory of $0.7 million and a charge for excess warranty replacement parts of $0.5 million.  In the fiscal year ended October 31, 2003 and 2002, inventory consisted only of Radiation Sources inventory, and no charges were recorded.

NOTE 10—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	October 31,
	2004	2003
Furniture, fixtures and equipment	$6,192,000	$4,383,000
Leasehold improvements	2,386,000	2,306,000
	8,578,000	6,689,000
Less: accumulated depreciation and amortization	(4,451,000)	(3,693,000)
	$4,127,000	$2,996,000

Depreciation and amortization expense was $1.0 million, $0.8 million, and $0.7 million for the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

NOTE 11—GOODWILL

The changes to carrying value of goodwill consist of the following:

		Radiation
	IMRT/IGRT	Sources	Theseus	Total
Balance at October 31, 2002	$—	$—	$3,659,000	$3,659,000
Addition due to acquisition of RTP	—	207,000	—	207,000
Balance at October 31, 2003	—	207,000	3,659,000	3,866,000
Addition due to acquisition of NOMOS (See Note 4)	18,525,000	—		18,525,000
Impairment due to discontinued operation (See Note 3)	—	—	(3,659,000)	(3,659,000)
Balance at October 31, 2004	$18,525,000	$207,000	$—	$18,732,000

NOTE 12—INTANGIBLE ASSETS

October 31,
Amortizable intangible assets
Purchased technology	$24,232,000
Existing customer relationships	1,952,000
Trademark	4,426,000
Patents and licenses	98,000
30,708,000
Less: accumulated amortization	(1,204,000)
$29,504,000

Amortization expense was $1,172,000, $13,000, and $1,000 for the fiscal years ended October 31, 2004, 2003 and 2002, respectively, and $18,000 in prior years.

The estimate of aggregate amortization expense for the subsequent years is as follows:

For the Years Ended October 31,
2005	$2,320,000
2006	2,346,000
2007	2,330,000
2008	2,301,000
2009	2,273,000
Thereafter	17,934,000
$29,504,000

NOTE 13—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Stock Options

The Company’s 1996 Stock Option Plan (“1996 Plan”), as amended through April 6, 2001, provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company’s stock on the date of grant. Certain options are immediately exercisable while other options vest over periods up to four years. The options expire ten years from the date of grant. The 1996 Plan provides for the automatic increase on January 1 of each year, beginning with calendar year 2002 and continuing through calendar year 2004, by a number of shares equal to 3.5% of the total number of shares of the Company’s Common Stock outstanding on the last trading day in the immediately preceding calendar year. During the year ended October 31, 2004, 360,696 additional shares were reserved for the 1996 Plan.

In March 2003, the Company’s shareholders approved the 2003 Non-Employee Directors’ Equity Compensation Plan (“Directors’ Plan”). The Directors’ Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors’ Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of options is equal to the fair market value of the Company’s stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant.

In May 2004, the Company’s shareholders approved proposals to amend the 1996 Plan to make an additional 600,000 shares available for issuance under the plan and to permit the issuance of 1,362,589 replacement options in connection with the acquisition of NOMOS.

At October 31, 2004, a total of 4,833,563 shares of the Company’s common stock were reserved for issuance.

The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise price
Balance at October 31, 2001	214,601	1,878,695	$9.84
Granted	(595,900)	595,900	9.32
Canceled or expired	112,117	(112,117)	12.43
Exercised	—	(73,340)	3.18
Additional shares reserved	356,387	—
Balance at October 31, 2002	87,205	2,289,138	9.80
Granted	(566,300)	566,300	7.34
Canceled or expired	169,384	(169,384)	12.29
Exercised	—	(7,100)	4.83
Additional shares reserved	858,899	—
Balance at October 31, 2003	549,188	2,678,954	9.13
Granted	(306,000)	306,000	8.77
Replacement options	(1,362,589)	1,362,589	2.05
Canceled or expired	375,858	(375,858)	10.05
Exercised	—	(717,864)	4.92
Additional shares reserved	2,323,285	—
Balance at October 31, 2004	1,579,742	3,253,821	$6.96

There were 1,591,598, 1,530,468 and 1,080,043 options exercisable with weighted average exercise prices of $9.31, $9.56 and $9.30 at October 31, 2004, 2003, and 2002, respectively.

The following table summarizes options outstanding at October 31, 2004 and the related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.03 - $ 0.07	160,500	2.00	$0.66	160,500	$0.66
$1.11 - $ 1.11	724,187	6.13	1.11	48,485	1.11
$1.12 - $ 7.17	718,348	6.60	5.24	275,839	6.33
$7.21 - $ 8.80	721,408	7.84	7.87	372,439	7.62
$8.93 - $24.54	929,378	6.50	13.23	734,335	13.72
	3,253,821	6.53	$6.96	1,591,598	$9.31

The average fair value for accounting purposes of options granted was $5.19, $4.45 and $5.86  per share for the years ended October 31, 2004, 2003 and 2002, respectively.

Modification of Stock Options

In January 2004, the Company’s Senior Vice President and Chief Financial Officer, resigned from the Company to pursue other opportunities. Pursuant to a mutual agreement, the Company agreed to immediately vest 171,834 stock options held by the former officer which resulted in a one-time non-cash stock-based compensation charge of approximately $351,000.

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

	Year Ended October 31,
	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	74%	76%	80%
Risk-free interest rate	3.3%	3.6%	4.1%
Expected life	5 years	5 years	5 years

Stockholders’ Rights Plan

In October 1998, the Board of Directors of the Company implemented a rights agreement to protect stockholders’ rights in the event of a proposed takeover of the Company. In the case of a triggering event, each right entitles the Company’s stockholders to buy, for $80, $160 worth of common stock for each share of common stock held. The rights will become exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company’s common stock. The rights, which expire in October 2008, are redeemable at the Company’s option for $0.001 per right. The Company also has the ability to amend the rights, subject to certain limitations.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“the ESPP”) under which 300,000 shares of the Company’s common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. In fiscal 2004, 2003 and 2002, the shares issued under the ESPP were 24,285, 21,005 and 13,226 shares, respectively. At October 31, 2004, 230,070 shares were available for issuance under the ESPP.

Common Stock Warrants and Stock Options Issued to Third Parties

The Company may grant stock options to consultants for services performed. In fiscal 2003, the Company granted 20,000 options with an exercise price of $8.94 per share to a third party. Fifty percent of such options vested immediately and the remaining fifty percent vest upon the achievement of certain objectives. The Company recognized $47,000 in compensation expense in fiscal 2003 related to the vested options.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company’s common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2004, 19,000 shares had been repurchased by the Company at a cost of $129,000.

NOTE 14—INCOME TAXES

The provision (benefit) for income taxes is comprised as follows:

	Year Ended October 31,
	2004	2003	2002
Current:
Federal	$(257,000)	$—	$(1,286,000)
State	—	—	2,000
	(257,000)	—	(1,284,000)
Deferred:
Federal	—	—	3,109,000
State	—	—	262,000
	—	—	3,371,000
	$(257,000)	$—	$2,087,000

During the year ended October 31, 2002, a valuation allowance of $2.1 million was recorded due to the uncertainty of the Company’s ability to realize the future benefit of its deferred tax assets. The Company did not recognize a benefit for the losses during the year ended October 31, 2004, 2003 or 2002. During the year ended October 31, 2004, the Company recorded a benefit of $0.3 million for a refund received.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	October 31,
	2004	2003
Deferred tax assets:
Accrued liabilities	$506,000	$371,000
Accrued decommissioning	138,000	161,000
Allowance for doubtful accounts and write-offs from NOMOS acquisition	742,000	44,000
Inventory reserve and capitalized inventory	1,902,000	33,000
Other	5,000	20,000
Net operating loss carryforwards	40,510,000	6,704,000
Depreciation and amortization	155,000	163,000
Tax credits	5,050,000	2,091,000
Theseus impairment	2,005,000	—
	51,013,000	9,587,000
Deferred tax liabilities:
Purchased intangible assets	(12,497,000)	—
Other	(313,000)	—
	(12,810,000)	—
Net deferred tax assets	38,203,000	9,587,000
Less: valuation allowance	(38,203,000)	(9,587,000)
	$—	$—

Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance has been recorded for the net deferred tax assets as the Company believes that it is more likely than not, based upon available evidence, that such assets will not be realized.

At October 31, 2004, the Company had federal net operating loss (“NOL”) carryforwards of approximately $100 million which begin to expire in 2013, of which $63 million was acquired in the NOMOS acquisition. The Company has federal research and experimentation credits of $5 million, which begin to expire in 2008, of which $3 million was acquired in the NOMOS acquisition. The Company also has state NOL carryforwards of approximately $69 million which begin to expire in 2008, of which $51 million was acquired in the NOMOS acquisition. The utilization of NOL carryforwards and tax credits is subject to statutory limitations.

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2004	2003	2002
Federal tax provision at U.S. statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	—	(4)	(3)
Other	(1)	—	—
Other non-deductible expenses	9	—	—
Tax credits	—	(5)	(52)
Valuation allowance	25	43	155
	(1)%	—%	66%

NOTE 15—RETIREMENT PLAN

The Company has a 401(k) retirement plan that allows eligible employees to contribute up to the statutory annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company’s expense for its plan totaled $0.2 million, $0.2 million, and $0.1 million, for the years ended October 31, 2004, 2003, and 2002, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $0.9 million to suppliers under blanket purchase orders and has a $0.3 million obligation to further fund PCA, contingent upon PCA achieving certain milestones.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Total rent expense for the years ended October 31, 2004, 2003 and 2002 was $1,034,000, $705,000 and $524,000, respectively.

Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended October 31,
2005	$938,000
2006	521,000
2007	492,000
2008	492,000
2009	492,000
Thereafter	1,640,000
$4,575,000

Employment Agreements

The Company maintains employment agreements with certain key members of management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

Litigation

In October 2002, Mentor filed suit in Los Angeles Superior Court against the Company alleging breach of the exclusive marketing and distribution agreement arising out of the Company’s direct sales efforts for Prospera® Pd-103. Mentor’s suit further alleged that the Company had misappropriated purported trade secrets and that the Company engaged in unfair competition. In January 2003, the Company filed a responsive pleading, as well as counterclaims against Mentor. In June 2003, the Company agreed to a settlement arrangement to resolve all claims and counterclaims in the lawsuit involving Mentor. Under the arrangement, the parties mutually agreed to dismiss all claims and counterclaims against each other without admitting any wrongdoing.

In March 2004 (prior to our acquisition of NOMOS), Parker/Hunter filed a complaint against NOMOS in the Court of Common Pleas of Allegheny County Pennsylvania, alleging breach by NOMOS of an investment banking fee arrangement. NOMOS filed an answer denying all substantive allegations of liability. In May 2004, NOMOS became a wholly-owned subsidiary of the Company. In August 2004, the Company reached a settlement with Parker/Hunter for $1.1 million in exchange for settlement and a release of all claims related to its complaint filed against NOMOS. The Company has been reimbursed the $1.1 million in stock and cash from a special escrow established in the Company’s acquisition of NOMOS.

In 1998 (prior to our acquisition of NOMOS), NOMOS became involved in an infringement lawsuit against BrainLAB, USA, which NOMOS initiated in the United States District Court for the District of Delaware, involving a NOMOS patent relating to the ultrasound localization techniques that are used in BAT. In January 2003, the district court entered judgment against NOMOS on its infringement claims. NOMOS appealed this judgment to the United States Court of Appeals for the Federal Circuit. In February 2004, the circuit court upheld the district court’s judgment and we filed a petition for rehearing, which was denied on March 11, 2004. No further appeals are planned. The defendants filed a post-trial motion in the district court seeking reimbursement of their attorneys’ fees, which it alleges are in excess of $0.4 million. The district court originally denied the motion, without prejudice, because an appeal was still pending. Because the Company’s petition for rehearing was denied, the Court will reconsider this motion at some point in the future.

In October, 2002 (prior to our acquisition of NOMOS), two individual plaintiffs, Daniel Klimkowski and Nancy Klimkowski, filed a petition in Oklahoma County District Court against Mercy Health Center, Inc., Varian Medial Systems, Inc., NOMOS Corporation, Siemens Medical Corporation, Radiation Oncology Associates, Inc., Morris J. Weizenberg, M.D., and Gary L. Larson, M.D., alleging the defendants caused Mr. Klimkowski to receive excess radiation in the treatment of his brain tumor. The plaintiffs sought compensatory and punitive damages in excess of $10,000. The plaintiffs asserted a manufacturer’s product liability claim alleging that the Company’s PEACOCK system was defective, causing Mr. Klimkowski to receive an excessive amount of radiation to areas surrounding Mr. Klimkowski’s tumor. The plaintiffs were unable to provide evidence that the Company’s PEACOCK system malfunctioned or was otherwise deficient. As a result, the Company filed a motion for summary judgment, which the district court granted, dismissing the action against the Company. Although the Company does not anticipate an appeal by the plaintiffs, the plaintiffs maintain a right to appeal until 30 days after the conclusion of the entire case (which is still ongoing). If appealed, the Company will continue to pursue the defense of this case aggressively.

In December, 2004, an individual plaintiff, Steven Weeks, filed a complaint in the Coos County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Weeks to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in the Company’s CORVUS and BAT products. Mr. Weeks is alleging non-economic and economic damages not to exceed approximately $3.2 million. The Company has yet to answer the complaint, and discovery has not yet commenced in the matter. The Company denies liability and intends to vigorously defend this case as it progresses.

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Restated)

The following table presents summarized quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			Restated(1)
Fiscal 2004
Net sales	$3,363	$3,482	$8,137	$9,755
Gross profit	1,458	1,549	3,336	2,576
Net loss	(3,930)	(3,910)	(20,993)	(7,474)
Diluted loss per share	$(0.37)	$(0.38)	$(1.36)	$(0.48)
Fiscal 2003
Net sales	$5,141	$2,904	$3,011	$3,627
Gross profit	3,298	1,492	1,278	1,671
Net loss	(1,027)	(2,425)	(2,837)	(3,151)
Diluted loss per share	$(0.10)	$(0.24)	$(0.28)	$(0.31)

(1)   As previously disclosed in our filing on Form 10-Q/A (Amendment No. 3) for the quarter ended July 31, 2004, the Company’s financial statements as of July 31, 2004 and for the three and nine months then ended were restated to (a) account for changes in the values of certain intangible assets acquired from NOMOS, and (b) properly account for certain contingently returnable consideration issued into escrow in connection with the acquisition of NOMOS and certain of the related contingently returnable shares that were held in escrow as liabilities rather than equity as of July 31, 2004.

SCHEDULE II
NORTH AMERICAN SCIENTIFIC, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of Period
Fiscal 2004
Allowance for doubtful accounts	$103,000	$522,000	$—	$—	$625,000
Deferred tax asset valuation allowance	$9,587,000	$—	$28,616,000	$—	$38,203,000
Fiscal 2003
Allowance for doubtful accounts and returns	$450,000	$65,000	$11,000	$423,000	$103,000
Deferred tax asset valuation allowance	$5,098,000	$—	$4,489,000	$—	$9,587,000
Fiscal 2002
Allowance for doubtful accounts and returns	$107,000	$293,000	$50,000	$—	$450,000
Deferred tax asset valuation allowance	$—	$5,098,000	$—	$—	$5,098,000

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

Signature	Title	Date
/s/ IRWIN J. GRUVERMAN	Chairman of the Board of Directors	March 11, 2005
Irwin J. Gruverman
/s/ L. MICHAEL CUTRER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005
L. Michael Cutrer
/s/ ERIK l. JOHNSON	Corporate Controller and Chief Accounting Officer	March 11, 2005
Erik L. Johnson
/s/ JAMES W. KLINGLER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005
James W. Klingler
/s/ JOHN W. MANZETTI	President of NOMOS Radiation Oncology Division and Director	March 11, 2005
John W. Manzetti
/s/ DONALD N. ECKER	Director	March 11, 2005
Donald N. Ecker
/s/ JOHN A. FRIEDE	Director	March 11, 2005
John A. Friede
/s/ JONATHAN P. GERTLER	Director	March 11, 2005
Dr. Jonathan P. Gertler
/s/ MITCHELL H. SARANOW	Director	March 11, 2005
Mitchell H. Saranow
/s/ GARY N. WILNER	Director	March 11, 2005
Dr. Gary N. Wilner
/s/ NANCY W. WYSENSKI	Director	March 11, 2005
Nancy W. Wysenski