Form 10-Q
period 2005-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2005-04-15
CIK 949876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

or

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

☒ Yes     ☐ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of April 12, 2005 was 16,316,041 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	January 31,	October 31,
	2005	2004
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,691,000	$2,334,000
Marketable securities	10,255,000	10,046,000
Accounts receivable	5,829,000	7,132,000
Inventories	4,409,000	4,871,000
Prepaid expenses and other current assets	861,000	1,061,000

Total current assets	23,045,000	25,444,000
Non-current marketable securities	—	2,600,000
Equipment and leasehold improvements	3,740,000	4,127,000
Goodwill	18,732,000	18,732,000
Intangible assets	28,929,000	29,504,000
Other assets	132,000	132,000

Total assets	$74,578,000	$80,539,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,523,000	$2,061,000
Accrued expenses	5,576,000	6,808,000
Deferred revenue	5,553,000	6,293,000

Total current liabilities	12,652,000	15,162,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,419,230 and 16,308,487 shares issued; 16,311,204 and 16,200,461 shares outstanding as of January 31, 2005 and October 31, 2004, respectively	167,000	163,000
Additional paid-in capital	120,415,000	120,220,000
Treasury stock, at cost – 108,026 common shares	(129,000)	(129,000)
Accumulated deficit	(58,527,000)	(54,877,000)

Total stockholders’ equity	61,926,000	65,377,000

Total liabilities and stockholders’ equity	$74,578,000	$80,539,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2005	2004

Revenue
Product	$5,373,000	$3,363,000
Service	2,791,000	—

Total revenue	8,164,000	3,363,000

Cost of revenue
Product	4,225,000	1,905,000
Service	1,009,000	—

Total cost of revenue	5,234,000	1,905,000

Gross profit	2,930,000	1,458,000

Operating expenses
Selling expenses	2,139,000	779,000
General and administrative expenses	2,302,000	3,114,000
Research and development	1,632,000	166,000
Amortization of intangible assets	575,000	11,000

Total operating expenses	6,648,000	4,070,000

Loss from operations	(3,718,000)	(2,612,000)
Interest and other income	69,000	211,000

Loss before provision for income taxes	(3,649,000)	(2,401,000)
Provision for income taxes	—	—

Loss from continuing operations	(3,649,000)	(2,401,000)
Loss from discontinued operation	—	(1,529,000)

Net loss	$(3,649,000)	$(3,930,000)

Basic and diluted loss per share:
Continuing operations	$(0.22)	$(0.23)
Discontinued operation	—	(0.15)

Net loss per share	$(0.22)	$(0.38)

Weighted average number of shares outstanding	16,256,775	10,283,237

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(3,649,000)	$(3,930,000)
Loss from discontinued operation	—	1,529,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868,000	201,000
Non-cash stock-based compensation	—	351,000
Provision for doubtful accounts	—	20,000
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	1,303,000	74,000
Inventories	462,000	(82,000)
Prepaid and other current assets	13,000	(623,000)
Accounts payable	(494,000)	(360,000)
Accrued expenses	(465,000)	327,000
Income tax receivable	—	496,000
Deferred revenue	(740,000)	—

Net cash used in continuing operations	(2,702,000)	(1,997,000)
Net cash used in discontinued operation	(454,000)	(2,432,000)

Net cash used in operating activities	(3,156,000)	(4,429,000)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	2,391,000	11,033,000
Purchase of marketable securities	—	(5,989,000)
Capital expenditures	(77,000)	(158,000)

Net cash provided by investing activities	2,314,000	4,886,000

Cash flow from financing activities:
Proceeds from exercise of stock options and stock purchase plan	199,000	456,000

Net cash provided by finance activities	199,000	456,000

Net increase (decrease) in cash and cash equivalents	(643,000)	913,000

Cash and cash equivalents at beginning of period	2,334,000	1,761,000

Cash and cash equivalents at end of period	$1,691,000	$2,674,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of North American Scientific, Inc. (the “Company”) are unaudited, other than the consolidated balance sheet at October 31, 2004, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the year ended October 31, 2004.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and to use substantial amounts of cash.  As of January 31, 2005, the Company has an accumulated deficit of $58.5 million, cash, cash equivalents and marketable securities of $11.9 million and no debt.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services, realizing the benefits of the integration of historic operation and NOMOS operations and a focus on cost control. However, there is no assurance that management will be successful with these plans. If events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three months ended January 31,
	2005	2004

Net loss, as reported	$(3,649,000)	$(3,930,000)
Add: stock-based compensation recognized	—	351,000
Less: total stock-based compensation (1)	(430,000)	(608,000)

Net loss, as adjusted	$(4,079,000)	$(4,187,000)

Basic and diluted loss per share, as reported	$(0.22)	$(0.38)
Basic and diluted loss per share, as adjusted	$(0.25)	$(0.41)

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

Revenue Recognition

The Company sells products for the radiation oncology community, including intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products and services, as well as brachytherapy seeds used in the treatment of cancer.  Product revenue consists of brachytherapy, non-therapeutic sources, certain IMRT hardware devices and software products including IMRT treatment planning and delivery systems and our IGRT system.  Service revenue consists of warranty revenue from product sales and maintenance service agreements.

Product revenue

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB 104 which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue recognition is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown or collectibility is uncertain.

The Company’s software product revenue is generated from the sale of advanced medical equipment products.  The software element of the Company’s products is deemed an essential element of the functionality of the product.  Maintenance and support are provided with the initial product sale for a twelve month period.  The maintenance and support is renewable annually or longer, at the customer’s discretion.

The Company recognizes software revenue in accordance with the provisions of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”.  Under the provisions of SOP 97-2, the Company recognizes software revenue upon delivery and acceptance, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable, and the Company is not involved in providing services that are essential to the functionality of the product.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.  Currently the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and is evaluating option valuation models including the Black-Scholes to determine which model the Company will use upon the adoption of SFAS 123R.

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.”  This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

NOTE 2 – VARIABLE INTEREST ENTITY

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”).  Under the agreement, the Company was obligated to make periodic advances subject to PCA achieving certain milestones.

As of January 31, 2005, the Company’s advances to PCA totaled approximately $1.0 million. The secured note bears interest at 6% per annum and is repayable in four installments commencing on December 1, 2004, with all unpaid principal and interest due on September 1, 2005. To date, no payments have been received and the Company is uncertain when or whether the loan will be repaid. As of January 31, 2005, the Company has expensed an amount equal to the amount advanced. The Company has no equity interest in PCA. The funds are to be used for general working capital to provide various brachytherapy services to ambulatory surgical centers. A distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company through October 2008, has a majority interest in PCA. Based on the terms of the lending and supply agreements with the above entities, the Company determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under FIN No. 46 since PCA does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated PCA as a VIE, regardless of the Company not having an equity interest in PCA and its creditors having no recourse against the Company.  The Company consolidated PCA in its Radiation Sources segment, to the extent of the Company’s loan of approximately $1.0 million.

Included in the Company’s consolidated balance sheet at January 31, 2005, and October 31, 2004 were the following net assets of PCA:

	January 31,	October 31,
	2005	2004

Cash	$144,000	$473,000
Accounts receivable	55,000	52,000
Prepaid and other current assets	11,000	10,000
Equipment and leasehold improvements	384,000	555,000
Other assets	33,000	33,000
Accounts payable	(115,000)	(389,000)
Accrued expenses	(512,000)	(717,000)

Net assets	$—	$17,000

Consolidation of PCA’s results of operations included the following:

	Three months ended January 31,
	2005	2004

Net revenue	$—	$—

Net loss	(18,000)	(42,000)

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	January 31,	October 31,
	2005	2004

Accounts receivables	$6,454,000	$7,757,000
Less: allowance for doubtful accounts	(625,000)	(625,000)

	$5,829,000	$7,132,000

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	January 31,	October 31,
	2005	2004

Raw materials	$3,971,000	$4,249,000
Work in process	67,000	47,000
Finished goods	371,000	575,000

	$4,409,000	$4,871,000

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

	Three months ended January 31,
	2005	2004

Net loss	$(3,649,000)	$(3,930,000)

Weighted average shares outstanding - basic	16,256,775	10,283,237
Dilutive effect of stock options	—	—

Weighted average shares outstanding - diluted	16,256,775	10,283,237

Basic loss per share	$(0.22)	$(0.38)
Diluted loss per share	$(0.22)	$(0.38)

Stock options to purchase 3,158,522 and 2,634,322 common shares for the three months ended January 31, 2005, and 2004, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 7 – ACQUISITION

In May 2004, the Company acquired NOMOS Corporation (“NOMOS”). The results of NOMOS have been included in the consolidated financial statements from the date of acquisition as the Company’s IMRT/IGRT business segment. NOMOS develops, markets and sells medical devices used in external beam radiation. As a result of the acquisition, the Company has expanded its product line, which the Company believes should allow it to compete more effectively in the radiation oncology market.

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

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of each period presented:

	Three months ended January 31,
	2005	2004

Revenue	$8,164,000	$7,604,000

Net loss	(3,649,000)	(12,249,000)

Net loss per share, basic and diluted	(0.22)	(0.79)

The unaudited pro forma financial information above reflects the Company’s changes in revenue recognition policy. Prior to the acquisition by the Company, NOMOS had recognized revenue of the BAT product under SAB No. 101 as a product in which software was deemed incidental. The Company has determined that revenue recognition of the BAT product should be accounted for under SOP 97-2. The Company also determined that revenue recognition of the BAT product should be deferred from the time of shipment, as NOMOS had historically recognized revenue, to the time of acceptance or installation. As a result of these changes in revenue recognition, the Company has presented the pro forma information above to be consistent with results presented for the three months ended January 31, 2005.

NOTE 8 – INTANGIBLE ASSETS

	January 31, 2005		October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Purchased technology	$24,232,000	$1,318,000	$24,232,000	$884,000
Existing customer relationships	1,952,000	178,000	1,952,000	120,000
Trademark	4,426,000	248,000	4,426,000	167,000
Patents and licenses	98,000	35,000	98,000	33,000

	$30,708,000	$1,779,000	$30,708,000	$1,204,000

Amortization expense was $575,000 and $11,000 for the three months ended January 31, 2005 and 2004, respectively.

The estimate of aggregate amortization expense for the subsequent years is as follows:

For the Years Ended January 31,

2006	$2,320,000
2007	2,344,000
2008	2,330,000
2009	2,300,000
2010	2,272,000
Thereafter	17,363,000

$28,929,000

NOTE 9 – DISCONTINUED OPERATION

In September 2004, the Company shut-down its Theseus operation.  Effective with the fourth quarter of 2004, this segment is reflected as a discontinued operation. All prior period results have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

Revenues and loss from the discontinued operation were as follows:

	Three months ended January 31,
	2005	2004

Net revenue	$—	$—

Net loss	$—	$(1,529,000)

Assets and liabilities of the discontinued operations were as follows:

	January 31,	October 31,
	2005	2004

Cash	$—	$186,000
Other assets	16,000	16,000
Accounts payable	(3,000)	(45,000)
Accrued expenses	(888,000)	(1,516,000)

Net assets (liabilities) of discontinued operation	$(875,000)	$(1,359,000)

NOTE  10 – SEGMENT INFORMATION

The Company operates two segments based upon a combination of factors including: product produced, manufacturing process and management oversight.  Radiation Sources develops and market radioisotopic products including brachytherapy seeds, accessories and calibration sources used in the treatment of disease and used in medical, environmental, research and industrial applications.  IMRT/IGRT develops and markets products using external beam radiation therapy for the treatment of disease.

The Company evaluates performance and allocates resources based upon operating results and development milestones.  The accounting polices of the reportable segments are the same as those described in Note 1 in the summary of significant accounting policies.  There are no inter-company sales or profits.

The Company’s segments are business units that either offer different products or are managed separately because they operate with distinct manufacturing and development processes.

	Three months ended January 31,
	2005	2004

Revenues
IMRT/IGRT	$5,336,000	$—
Radiation Sources	2,828,000	3,363,000

	$8,164,000	$3,363,000

Loss from Operations
IMRT/IGRT	$(2,637,000)	$—
Radiation Sources	(1,081,000)	(2,612,000)

	$(3,718,000)	$(2,612,000)

	January 31,	October 31,
	2005	2004

Goodwill
IMRT/IGRT	$18,525,000	$18,525,000
Radiation Sources	207,000	207,000
Discontinued operation	—	—

	$18,732,000	$18,732,000

Total assets
IMRT/IGRT	$62,894,000	$61,719,000
Radiation Sources	11,668,000	18,608,000
Discontinued operation	16,000	212,000

	$74,578,000	$80,539,000

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

Overview

We manufacture, market and sell products for the radiation oncology community, including intensity modulated and image guided radiation therapy products and services, as well as brachytherapy seeds used in the treatment of prostate cancer.  Our business is organized into two operating segments: IMRT/IGRT and Radiation Sources.  Theseus, which was discontinued in September 2004, had been developing a radiopharmaceutical agent for the management of chemotherapy treatment.

IMRT/IGRT develops and markets intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products used in external beam radiation therapy for the treatment of disease. Radiation Sources develops and markets radioisotopic products including brachytherapy seeds, accessories and calibration sources used in the treatment of disease and used in medical, environmental, research and industrial applications.

In May 2004, we acquired NOMOS Corporation (“NOMOS”). NOMOS was a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services.  Under the terms of the merger agreement, we issued approximately 5.2 million shares of our common stock and paid cash of approximately $11.5 million, in exchange for all of the outstanding capital stock of NOMOS.  We manage this business as our IMRT/IGRT operating segment. Our results of operations, cash flows and balance sheet for the three months ended January 31, 2005 include the results of NOMOS versus none in the three months ended January 31, 2004.  We expect to see our revenue, gross profit and operating expenses to increase throughout the fiscal year as result of the acquisition of NOMOS.

In September 2004, we shut down our Theseus Imaging subsidiary (“Theseus”).  We had acquired Theseus in October 2000 to develop a proprietary radiopharmaceutical agent.  For comparison purposes, the results of operation for Theseus have been presented as a discontinued operation.

Results of Operations

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Revenue.  Revenue increased $4.8 million, or 143%, to $8.2 million for the three months ended January 31, 2005, from $3.4 million for the three months ended January 31, 2004.  The increase in revenue during the quarter ended January 31, 2005, is attributed to the acquisition of our IMRT/IGRT business in May 2004 ($5.3 million) offset by a decrease in Radiation Sources revenues ($0.5 million).

Product revenue increased $2.0 million, or 60% to $5.4 million for the three months ended January 31, 2005, from $3.4 million for the three months ended January 31, 2004.  The increase in product revenue during the quarter ended January 31, 2005, is attributed to the acquisition of our IMRT/IGRT business ($2.5 million) offset by a decrease in Radiation Sources revenues ($0.5 million).  The decline in Radiation Sources is due to a decline in unit volume.  During this period the average selling price of our Radiation Sources’ products remained constant. We anticipate improvement in unit volume during the year as we realign our sales force according to product lines and continue to pursue national accounts.

Service revenue increased $2.8 million for the three months ended January 31, 2005 from none for the three months ended January 31, 2004 due to the acquisition of NOMOS.

Gross profit.  Gross profit increased $1.4 million, or 101%, to $2.9 million for the three months ended January 31, 2005, from $1.5 million for the three months ended January 31, 2004.  Gross profit as a percentage of revenues decreased from 43% to 36% during this period.  The increase in gross profit is attributed to the acquisition of our IMRT/IGRT business ($2.2 million) offset by a decrease in Radiation Sources ($0.7 million).

Gross profit for the three months ended January 31, 2005 consists of $2.2 million, or 41% of revenue from our IMRT/IGRT business and $0.7 million or 22% of revenue from our Radiation Sources business.

The decrease in gross profit of Radiation Sources is attributed to (i) a decrease in unit volume of brachytherapy seeds and other radiation sources, (ii) an increase in fixed overhead costs and (iii) an increase in low margin ancillary services that are outsourced.  Our manufacturing process has relatively high fixed costs and therefore our margins are very sensitive to changes in volume.

Selling Expenses.  Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses increased $1.3 million, or 175% to $2.1 million for the three months ended January 31, 2005, from $0.8 million for the three months ended January 31, 2004.  The increase in selling expenses is primarily attributed to the marketing costs associated with the acquisition of our IMRT/IGRT business.

General and administrative expenses.  General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses decreased $0.8 million, or 26%, to $2.3 million for the three months ended January 31, 2005, from $3.1 million for the three months ended January 31, 2004. The decrease is primarily attributed to the inclusion of $1.0 million severance paid to a former officer of the Company in the quarter ended January 31, 2004, offset by additional administrative costs associated with the acquisition of the IMRT/IGRT business.

Research and development.  Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs increased $1.4 million, or 883%, to $1.6 million for the three months ended January 31, 2005, from $0.2 million for the three months ended January 31, 2004.  The increase is primarily attributed to the acquisition of our IMRT/IGRT business.

Amortization of intangible assets.  Amortization of intangible assets increased to $0.6 million for the three months ended January 31, 2005 from $11,000 for the three months ended January 31, 2004.  The increase is attributed to the amortization of purchased intangibles acquired in the purchase of NOMOS.

Interest and other income, net.  Interest and other income decreased $0.1 million, or 68%, to $0.1 million for the three months ended January 31, 2005, from $0.2 million for the three months ended January 31, 2004. The decrease is attributed to a smaller portfolio of marketable securities.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have continued to incur substantial net losses and to use substantial amounts of cash.

We believe that our existing cash resources and forecasted operating cash flow under our current operating plan will be sufficient to meet our working capital requirements for at least the next twelve months. Our plan is to return to profitability and to generate positive cash flows by increasing revenues from existing and new products and services, realizing the benefits of the integration of the historic company and NOMOS operations and a focus on cost control. However, there is no assurance that we will be successful with these plans. If events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional financing, we may be required to further reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, future public offerings and private placements of our common stock, and bank lines of credit.

At January 31, 2005, we had cash, and cash equivalents, and investments in marketable securities aggregating approximately $11.9 million, a decrease of approximately $3.1 million from $15.0 million at October 31, 2004. The decrease was primarily attributed to $2.7 million used in continuing operations, $0.5 million used in discontinued operation and $0.1 million used for capital expenditures, partially offset by $0.2 million in cash received from the exercise of stock options and the employee stock purchase plan.

Cash flows used in operating activities decreased $1.3 million or 29% to $3.2 million for the three months ended January 31, 2005 from $4.4 million for the three months ended January 31, 2004.  The decrease in cash used in operating activities reflects a reduction of cash used in our discontinued operation ($2.0 million) offset by payment of accounts payable and accrued expenses. We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash flows provided by investing activities decreased $2.6 million or 53% to $2.3 million for the three months ended January 31, 2005, from $4.9 million for the three months ended January 31, 2004.  The decrease reflects a reduction in need to draw down our balance of marketable securities to fund operations ($2.4 million) and a decrease in spending on capital expenditures ($0.1 million).

Cash provided by financing activities decreased $0.3 million or 56% to $0.2 million for the three months ended January 31, 2005, from $0.5 million for the three months ended January 31, 2004.  The decrease reflects a reduction in the proceeds from exercise of employee stock options.

We have $4.3 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. We have also entered into purchase commitments to suppliers under blanket purchase orders in the amount of $0.5 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended October 31, 2004, and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We sell products for the radiation oncology community, including IMRT and IGRT products and services, as well as brachytherapy seeds used in the treatment of cancer.  Product revenue consists of brachytherapy, non-therapeutic sources, certain IMRT hardware devices and software products including IMRT treatment planning and delivery systems and our IGRT system.  Service revenue consists of warranty revenue from product sales and maintenance service agreements.

Product revenue

We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB No. 104 which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, we recognize revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue recognition is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown or collectibility is uncertain.

Our software product revenue is generated from the sale of advanced medical equipment products.  The software element of our products is deemed an essential element of the functionality of the product.

Maintenance and support are provided with the initial product sale for a twelve month period.  The maintenance and support is renewable annually or longer, at the customer’s discretion.

We recognize software revenue in accordance with the provisions of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position 98-9 (“SOP 98-9”), “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”.  Under the provisions of SOP 97-2, we recognize software revenue upon delivery and acceptance, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable, and we are not involved in providing services that are essential to the functionality of the product.

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

Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (August 31st) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R. Currently we use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and are evaluating option valuation models including the Black-Scholes to determine which model we will use upon the adoption of SFAS 123R.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight,  handling costs,  and wasted material (spoilage).  In addition,  this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for us beginning with our fiscal year ending 2005. We are currently evaluating the impact of this new standard, but we do not believe that it will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No.  29”.  This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are currently evaluating the impact of this new standard, but we do not believe that it will have a material impact upon our financial position, results of operations or cash flows.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended January 31, 2005, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Item 4.         Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2005, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

NORTH AMERICAN SCIENTIFIC, INC.

April 15, 2005	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and
Chief Executive Officer
(Principal Executive Officer)

April 15, 2005	By:	/s/ James W. Klingler
		Name:	James W. Klingler
		Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)