Form 10-Q
period 2005-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2005-06-09
CIK 949876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

☒ Yes    ☐ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of May 31, 2005 was 16,394,252 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	April 30, 2005	October 31, 2004
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$268,000	$2,334,000
Marketable securities	6,134,000	10,046,000
Accounts receivable	7,228,000	7,132,000
Inventories	4,086,000	4,871,000
Prepaid expenses and other current assets	1,312,000	1,061,000
Total current assets	19,028,000	25,444,000
Non-current marketable securities	—	2,600,000
Equipment and leasehold improvements	3,871,000	4,127,000
Goodwill	18,732,000	18,732,000
Intangible assets	28,354,000	29,504,000
Other assets	121,000	132,000
Total assets	$70,106,000	$80,539,000
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,284,000	$2,061,000
Accrued expenses	5,513,000	6,808,000
Deferred revenue	5,295,000	6,293,000
Total current liabilities	12,092,000	15,162,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,441,131 and 16,308,487 shares issued; 16,333,105 and 16,200,461 shares outstanding as of April 30, 2005 and October 31, 2004, respectively	167,000	163,000
Additional paid-in capital	120,431,000	120,220,000
Treasury stock, at cost – 108,026 common shares	(129,000)	(129,000)
Accumulated deficit	(62,455,000)	(54,877,000)
Total stockholders’ equity	58,014,000	65,377,000
Total liabilities and stockholders’ equity	$70,106,000	$80,539,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Revenue
Product	$5,843,000	$3,482,000	$11,216,000	$6,845,000
Service	3,298,000	—	6,089,000	—
Total revenue	9,141,000	3,482,000	17,305,000	6,845,000
Cost of revenue
Product	4,603,000	1,933,000	8,828,000	3,838,000
Service	880,000	—	1,890,000	—
Total cost of revenue	5,483,000	1,933,000	10,718,000	3,838,000
Gross profit	3,658,000	1,549,000	6,587,000	3,007,000
Operating expenses
Selling expenses	2,164,000	853,000	4,303,000	1,632,000
General and administrative expenses	3,278,000	2,005,000	5,580,000	5,119,000
Research and development	1,624,000	155,000	3,256,000	321,000
Amortization of intangible assets	575,000	11,000	1,150,000	22,000
Total operating expenses	7,641,000	3,024,000	14,289,000	7,094,000
Loss from operations	(3,983,000)	(1,475,000)	(7,702,000)	(4,087,000)
Interest and other income	55,000	164,000	124,000	375,000
Loss before provision for income taxes	(3,928,000)	(1,311,000)	(7,578,000)	(3,712,000)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(3,928,000)	(1,311,000)	(7,578,000)	(3,712,000)
Loss from discontinued operation	—	(2,599,000)	—	(4,128,000)
Net loss	$(3,928,000)	$(3,910,000)	$(7,578,000)	$(7,840,000)
Basic and diluted loss per share:
Continuing operations	(0.24)	(0.13)	(0.47)	(0.36)
Discontinued operation	—	(0.25)	—	(0.40)
Net loss per share	(0.24)	(0.38)	(0.47)	(0.76)
Weighted average number of shares outstanding	16,231,436	10,338,011	16,287,595	10,343,740

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,578,000)	$(7,840,000)
Loss from discontinued operation	—	4,128,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,713,000	413,000
Non-cash stock-based compensation	—	351,000
Provision for doubtful accounts	254,000	20,000
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	(350,000)	(158,000)
Inventories	785,000	(21,000)
Prepaid and other current assets	(427,000)	(327,000)
Accounts payable	(729,000)	(244,000)
Accrued expenses	(766,000)	(24,000)
Income tax receivable	—	496,000
Deferred revenue	(998,000)	—
Net cash used in continuing operations	(8,096,000)	(3,206,000)
Net cash used in discontinued operation	(497,000)	(4,640,000)
Net cash used in operating activities	(8,593,000)	(7,846,000)
Cash flows from investing activities:
Proceeds from sale of marketable securities	6,512,000	15,868,000
Purchase of marketable securities	—	(8,099,000)
Capital expenditures	(200,000)	(996,000)
Other assets	—	(967,000)
Net cash provided by investing activities	6,312,000	5,806,000
Cash flow from financing activities:
Proceeds from exercise of stock options and stock purchase plan	215,000	1,282,000
Net cash provided by finance activities	215,000	1,282,000
Net decrease in cash and cash equivalents	(2,066,000)	(758,000)

Cash and cash equivalents at beginning of period	2,334,000	1,761,000
Cash and cash equivalents at end of period	$268,000	$1,003,000

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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash.  As of April 30, 2005, the Company has an accumulated deficit of $62.4 million, cash, cash equivalents and marketable securities of $6.4 million and no debt.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services, realizing the benefits of the integration of historic operation and NOMOS operations and a focus on cost control. However, there is no assurance that management will be successful with these plans. If events and circumstances occur such that the Company does not meet its current operating plan as expected, the Company may need to raise additional financing, and the Company may be required to further reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Accounting for Stock-based Compensation

The Company accounts for its stock option awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has provided additional disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,928,000)	$(3,910,000)	$(7,578,000)	$(7,840,000)
Add: stock-based compensation recognized	—	—	—	351,000
Less: total stock-based compensation (1)	(374,000)	(995,000)	(804,000)	(1,599,000)
Net loss, as adjusted	$(4,302,000)	$(4,905,000)	$(8,382,000)	$(9,088,000)
Basic and diluted loss per share, as reported	$(0.24)	$(0.38)	$(0.47)	$(0.76)
Basic and diluted loss per share, as adjusted	$(0.27)	$(0.47)	$(0.51)	$(0.88)

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

Revenue Recognition

The Company sells products principally for the radiation oncology community, including intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products and services, as well as brachytherapy seeds used in the treatment of cancer.  Product revenue consists of brachytherapy, non-therapeutic sources, certain IMRT hardware devices and software products including

IMRT treatment planning and delivery systems and our IGRT system.  Service revenue consists of warranty revenue from product sales and maintenance service agreements.

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

The Company’s software product revenue is generated from the sale of advanced medical equipment products.  The software element of the Company’s products is deemed an essential element of the functionality of the product.  Maintenance and support are provided with the initial product sale for a twelve month period, and are renewable annually or for longer periods, at the customer’s discretion.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement asset obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No.47  to have a material impact on the Company’s financial statements.

NOTE 2 – VARIABLE INTEREST ENTITY

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”).  Under the agreement, the Company is obligated to make periodic advances subject to PCA achieving certain milestones.

As of April 30, 2005, the Company’s advances to PCA totaled approximately $950,000, which are evidenced by a secured note. The Company is in discussions with PCA regarding the possibility of additional advances. The funds which have been advanced are to be used for general working capital to provide various brachytherapy services to ambulatory surgical centers. The secured note evidencing the advances already made bears interest at 6% per annum and is repayable in four installments commencing on December 1, 2004, with all unpaid principal and interest due on September 1, 2005. To date, no payments have been received and the Company is uncertain when or whether these advances will be repaid. As of April 30, 2005, the Company has expensed an amount equal to the amount advanced. If the Company made additional advances to PCA, the Company would expense the amounts of such advances in the period of the advance. The Company has no equity interest in PCA.  A distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company through October 2008 has a majority interest in PCA. Based on the terms of the lending and supply agreements with the above entities, the Company determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under FIN No. 46 since PCA does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated PCA as a VIE, regardless of the Company not having an equity interest in PCA and its creditors having no recourse against the Company.  The Company consolidated PCA in its Radiation Sources segment, to the extent of the Company’s loan of approximately $950,000.

Included in the Company’s consolidated balance sheet at April 30, 2005, and October 31, 2004 were the following net assets of PCA:

	April 30, 2005	October 31, 2004
Cash	$11,000	$473,000
Accounts receivable	—	52,000
Prepaid and other current assets	(6,000)	10,000
Equipment and leasehold improvements	661,000	555,000
Other assets	22,000	33,000
Accounts payable	1,000	(389,000)
Accrued expenses	(689,000)	(717,000)
Net assets	$—	$17,000

Consolidation of PCA’s results of operations included the following:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net revenue	$—	$—	$—	$—
Net loss	—	(42,000)	(18,000)	(238,000)

NOTE 3 – MARKETABLE SECURITIES

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds.

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as “available-for-sale,” and are recorded at fair value with unrealized gains and losses included in stockholders’ equity. As of April 30, 2005, all of the Company’s marketable securities are classified as held-to-maturity.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	April 30, 2005	October 31, 2004
Accounts receivables	$8,107,000	$7,757,000
Less: allowance for doubtful accounts	(879,000)	(625,000)
	$7,228,000	$7,132,000

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	April 30, 2005	October 31, 2004
Raw materials	$1,862,000	$4,249,000
Work in process	94,000	47,000
Finished goods	2,130,000	575,000
	$4,086,000	$4,871,000

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

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004

Net loss	$(3,928,000)	$(3,910,000)	$(7,578,000)	$(7,840,000)
Weighted average shares outstanding - basic	16,231,436	10,338,011	16,287,595	10,343,740
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	16,231,436	10,338,011	16,287,595	10,343,740
Basic loss per share	$(0.24)	$(0.38)	$(0.47)	$(0.76)
Diluted loss per share	$(0.24)	$(0.38)	$(0.47)	$(0.76)

Stock options to purchase 3,044,963 and 2,539,150 common shares for the three months ended April 30, 2005, and 2004, respectively, and  3,100,905 and 2,587,039 common shares for the six months ended April 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 7 – ACQUISITION

On May 4, 2004, the Company acquired NOMOS Corporation (“NOMOS”). The results of NOMOS have been included in the consolidated financial statements from the date of acquisition as the Company’s IMRT/IGRT business segment. NOMOS develops, markets and sells medical devices used in external beam radiation. As a result of the acquisition, the Company has expanded its product line, which the Company believes will allow it to compete more effectively in the radiation oncology market.

The NOMOS acquisition purchase price of approximately $58 million consisted of $11.5 million in cash, the issuance of 5.2 million shares of the Company’s common stock with a fair value of approximately

$37.3 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $1.6 million. The fair value of the common stock used in determining the purchase price was $7.21 per share based on the average of the closing price of the common stock for the period two days before and two days after the October 27, 2003 merger agreement announcement date. The stock options and warrants, which fully vested at the acquisition date, were valued using a Black-Scholes valuation model with the following assumptions: (i) risk-free interest rate of 4.5%, (ii) volatility factor of 60%, (iii) expected term of 1.5 years for stock options, (iv) contractual term of 0.5 years for warrants and (v) no dividend yield. The acquisition was accomplished through a reverse triangular merger into a wholly owned subsidiary of the Company, and is reflected in the Company’s financial statements, including the footnotes thereto, as the IMRT/IGRT operating segment.

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of each period presented:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004

Revenue	$9,141,000	$11,246,000	$17,305,000	$21,010,000
Net loss	(3,928,000)	(5,172,000)	(7,578,000)	(12,866,000)
Net loss per share, basic and diluted	(0.24)	(0.33)	(0.47)	(0.83)

The unaudited pro forma financial information above reflects the Company’s changes in revenue recognition policy. Prior to the acquisition by the Company, NOMOS had recognized revenue of the BAT product under SAB No. 101 as a product in which software was deemed incidental. The Company has determined that revenue recognition of the BAT product should be accounted for under SOP 97-2. The Company also determined that revenue recognition of the BAT product should be deferred from the time of shipment, as NOMOS had historically recognized revenue, to the time of acceptance or installation. As a result of these changes in revenue recognition, the Company has presented the pro forma information above to be consistent with results presented for the three and six months ended April 30, 2005.

NOTE 8 – INTANGIBLE ASSETS

	April 30, 2005		October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Purchased technology	$24,232,000	$1,752,000	$24,232,000	$884,000
Existing customer relationships	1,952,000	236,000	1,952,000	120,000
Trademark	4,426,000	329,000	4,426,000	167,000
Patents and licenses	98,000	37,000	98,000	33,000
	$30,708,000	$2,354,000	$30,708,000	$1,204,000

Amortization expense was $575,000 and $11,000 for the three months ended April 30, 2005 and 2004, respectively, and $1,150,000 and $22,000 for the six months ended April 30, 2005 and 2004, respectively.

The Company’s current estimate of aggregate amortization expense for subsequent years is as follows:

For the Years Ended April 30,

2006	$2,319,000
2007	2,342,000
2008	2,330,000
2009	2,301,000
2010	2,273,000
Thereafter	16,789,000
$28,354,000

NOTE 9 – DISCONTINUED OPERATION

In September 2004, the Company shut-down its Theseus operation.  Effective with the fourth quarter of 2004, this segment is reflected as a discontinued operation. All prior period results have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

Revenues and loss from the discontinued operation were as follows:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004

Net revenue	$—	$—	$—	$—
Net loss	—	(2,599,000)	—	(4,128,000)

Assets and liabilities of the discontinued operations were as follows:

	April 30, 2005	October 31, 2004
Cash	$(1,000)	$186,000
Other assets	16,000	16,000
Accounts payable	—	(45,000)
Accrued expenses	(796,000)	(1,516,000)
Net assets (liabilities) of discontinued operation	$(781,000)	$(1,359,000)

NOTE  10 – SEGMENT INFORMATION

The Company operates two segments, Radiation Sources and IMRT/IGRT, based upon a combination of factors including: product produced, manufacturing process and management oversight.  Radiation Sources develops and market radioisotopic products including brachytherapy seeds, accessories and calibration sources used in the treatment of disease and used in other medical, environmental, research and industrial applications.  IMRT/IGRT develops and markets products using external beam radiation therapy for the treatment of disease.

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

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Revenues

IMRT/IGRT	$6,074,000	$—	$11,409,000	$—
Radiation Sources	3,067,000	3,482,000	5,896,000	6,845,000
	$9,141,000	$3,482,000	$17,305,000	$6,845,000

Loss from Operations

IMRT/IGRT	$(2,879,000)	$—	$(5,516,000)	$—
Radiation Sources	(1,104,000)	(1,475,000)	(2,185,000)	(4,087,000)
	$(3,983,000)	$(1,475.000)	$(7,701,000)	$(4,087,000)

	April 30, 2005	October 31, 2004
Goodwill
IMRT/IGRT	$18,525,000	$18,525,000
Radiation Sources	207,000	207,000
Discontinued operation	—	—
	$18,732,000	$18,732,000

Total assets
IMRT/IGRT	$60,522,000	$61,719,000
Radiation Sources	9,569,000	18,608,000
Discontinued operation	15,000	212,000
	$70,106,000	$80,539,000

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “projections”, and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the “1995 Act”) and (ii) releases issued by the Securities and Exchange Commission (“SEC”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent annual report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

We manufacture, market and sell products principally for the radiation oncology community, including intensity modulated and image guided radiation therapy products and services, as well as radiation sources including brachytherapy seeds used in the treatment of prostate cancer.  Our business is organized into two operating segments: IMRT/IGRT and Radiation Sources.  The Company discontinued Theseus Imaging (“Theseus”), our imaging subsidiary, in September 2004, which had been developing a radiopharmaceutical agent intended initially to be used for the management of chemotherapy treatment. For comparison purposes, the results of operations for Theseus have been presented as a discontinued operation.

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

In May 2004, we acquired NOMOS Corporation (“NOMOS”). NOMOS was a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services.  Under the terms of the merger agreement, we issued approximately 5.2 million shares of our common stock and paid cash of approximately $11.5 million, in exchange for all of the outstanding capital stock of NOMOS.  We manage this business as our IMRT/IGRT operating segment. Our results of operations, cash flows and balance sheet for the three and six months ended April 30, 2005 include the results of NOMOS. Our 2004 fiscal year financials only began to include NOMOS results from the date of the May 2004 acquisition.

Results of Operations

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Revenue.  Revenue increased $5.6 million, or 163%, to $9.1 million for the three months ended April 30, 2005, from $3.5 million for the three months ended April 30, 2004.  The increase in revenue during the quarter ended April 30, 2005, is attributed to the acquisition of our IMRT/IGRT business in May 2004 ($6.1 million) offset by a decrease in Radiation Sources revenues ($0.4 million).

Product revenue increased $2.3 million, or 68% to $5.8 million for the three months ended April 30, 2005, from $3.5 million for the three months ended April 30, 2004.  The increase in product revenue during the quarter ended April 30, 2005, is attributed to the acquisition of our IMRT/IGRT business in May 2004 ($2.8 million) offset by a decrease in Radiation Sources revenues ($0.4 million).  The decline in Radiation Sources is due to a decline in unit volume.  During this period the average selling price of our Radiation Sources’ products remained constant. We anticipate improvement in unit volume during the year due to the realignment of our sales force according to product lines and our continued pursuit of national accounts.

Service revenue increased $3.3 million for the three months ended April 30, 2005 from none for the three months ended April 30, 2004, due to the acquisition of NOMOS.

Gross profit.  Gross profit increased $2.1 million, or 136%, to $3.7 million for the three months ended April 30, 2005, from $1.5 million for the three months ended April 30, 2004.  Gross profit as a percentage of revenues decreased from 44% to 40% during this period.  The increase in gross profit is attributed to the acquisition of our IMRT/IGRT business ($2.6 million) offset by a decrease in Radiation Sources ($0.5 million).

Gross profit for the three months ended April 30, 2005 consists of $2.6 million, or 43%, of revenue from our IMRT/IGRT business and $1.0 million, or 34%, of revenue from our Radiation Sources business.

The decrease in gross profit of Radiation Sources is attributed to (i) a decrease in unit volume of brachytherapy seeds and other radiation sources, (ii) an increase in fixed overhead costs and (iii) an increase in low margin ancillary services that are outsourced.  Our manufacturing process has relatively high fixed costs and therefore, our margins are very sensitive to changes in volume.

Selling Expenses.  Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses increased $1.3 million, or 154% to $2.2 million for the three months ended April 30, 2005, from

$0.9 million for the three months ended April 30, 2004.  The increase in selling expenses is primarily attributed to the selling and marketing costs associated with the acquisition of our IMRT/IGRT business.

General and administrative expenses.  General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses increased $1.3 million, or 63%, to $3.3 million for the three months ended April 30, 2005, from $2.0 million for the three months ended April 30, 2004. The increase is primarily attributed to $1.4 million additional administrative costs associated with the acquisition of the IMRT/IGRT business, $0.5 million of severance costs related to a restructuring of our IMRT/IGRT business and a $0.3 million increase to our reserve for doubtful accounts, partially offset by a $0.9 million reduction in administrative costs in our Radiation Sources business.

Research and development.  Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs increased $1.4 million, or 948%, to $1.6 million for the three months ended April 30, 2005, from $0.2 million for the three months ended April 30, 2004.  The increase is primarily attributed to the acquisition of our IMRT/IGRT business.

Amortization of intangible assets.  Amortization of intangible assets increased to $0.6 million for the three months ended April 30, 2005 from $11,000 for the three months ended April 30, 2004.  The increase is attributed to the amortization of purchased intangibles acquired in the purchase of NOMOS.

Interest and other income, net.  Interest and other income decreased $0.1 million, or 66%, to $0.1 million for the three months ended April 30, 2005, from $0.2 million for the three months ended April 30, 2004. The decrease is attributed to a smaller portfolio of marketable securities.

Six Months Ended April 30, 2005 Compared to Six Months Ended April 30, 2004

Revenue.  Revenue increased $10.5 million, or 153%, to $17.3 million for the six months ended April 30, 2005, from $6.8 million for the six months ended April 30, 2004.  The increase in revenue during the six months ended April 30, 2005, is attributed to the acquisition of our IMRT/IGRT business in May 2004 ($11.4 million) offset by a decrease in Radiation Sources revenues ($0.9 million).

Product revenue increased $4.4 million, or 64% to $11.2 million for the six months ended April 30, 2005, from $6.8 million for the six months ended April 30, 2004.  The increase in product revenue during the six months ended April 30, 2005, is attributed to the acquisition of our IMRT/IGRT business in May 2004 ($5.3 million) offset by a decrease in Radiation Sources revenues ($0.9 million).  The decline in Radiation Sources is due to a decline in unit volume.  During this period the average selling price of our Radiation Sources’ products remained constant. We anticipate improvement in unit volume during the year due to the realignment of our sales force according to product lines and our continued pursuit of national accounts.

Service revenue increased $6.1 million for the six months ended April 30, 2005 from none for the six months ended April 30, 2004, due to the acquisition of NOMOS.

Gross profit.  Gross profit increased $3.6 million, or 119%, to $6.6 million for the six months ended April 30, 2005, from $3.0 million for the six months ended April 30, 2004.  Gross profit as a percentage of revenues decreased from 44% to 38% during this period.  The increase in gross profit is attributed to the acquisition of our IMRT/IGRT business ($4.8 million) offset by a decrease in Radiation Sources ($1.2 million).

Gross profit for the six months ended April 30, 2005 consists of $4.8 million, or 42%, of revenue from our IMRT/IGRT business and $1.8 million, or 30%, of revenue from our Radiation Sources business.

The decrease in gross profit of Radiation Sources is attributed to (i) a decrease in unit volume of brachytherapy seeds and other radiation sources, (ii) an increase in fixed overhead costs and (iii) an increase in low margin ancillary services that are outsourced.  Our manufacturing process has relatively high fixed costs and therefore, our margins are very sensitive to changes in volume.

Selling Expenses.  Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses increased $2.7 million, or 164% to $4.3 million for the six months ended April 30, 2005, from $1.6 million for the six months ended April 30, 2004.  The increase in selling expenses is primarily attributed to the selling and marketing costs associated with the acquisition of our IMRT/IGRT business.

General and administrative expenses.  General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses increased $0.5 million, or 9%, to $5.6 million for the six months ended April 30, 2005, from $5.1 million for the six months ended April 30, 2004. The increase is primarily attributed to $2.7 million additional administrative costs associated with the acquisition of the IMRT/IGRT business, $0.5 million of severance costs related to the restructuring of the IMRT/IGRT business, and a $0.3 million increase in our reserve for doubtful accounts, partially offset by the inclusion of $1.0 million severance paid to a former officer of the Company in the six months ended April 30, 2004, and $2.0 million reduction in administrative costs in our Radiation Sources business.

Research and development.  Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs increased $2.9 million, or 914%, to $3.3 million for the six months ended April 30, 2005, from $0.3 million for the six months ended April 30, 2004.  The increase is primarily attributed to the acquisition of our IMRT/IGRT business.

Amortization of intangible assets.  Amortization of intangible assets increased to $1.2 million for the six months ended April 30, 2005 from $22,000 for the six months ended April 30, 2004.  The increase is attributed to the amortization of purchased intangibles acquired in the purchase of NOMOS.

Interest and other income, net.  Interest and other income decreased $0.3 million, or 67%, to $0.1 million for the six months ended April 30, 2005, from $0.4 million for the six months ended April 30, 2004. The decrease is attributed to a smaller portfolio of marketable securities

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have continued to incur substantial net losses and used substantial amounts of cash.

We believe that our existing cash resources and forecasted operating cash flow under our current operating plan will be sufficient to meet our working capital requirements for at least the next twelve months. Our plan is to return to profitability and to generate positive cash flows by increasing revenues from existing and new products and services, realizing the benefits of the integration of the historic company and NOMOS operations and focusing on cost control. However, there is no assurance that we will be successful with these plans. If events and circumstances occur such that we do not meet our current operating plan as expected, we may need to raise additional financing, and we may be required to further reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, future public offerings and private placements of our common stock, and bank lines of credit.

At April 30, 2005, we had cash, and cash equivalents, and investments in marketable securities aggregating approximately $6.4 million, a decrease of approximately $8.6 million from $15.0 million at October 31, 2004. The decrease was primarily attributed to $8.1 million used in continuing operations, $0.5 million used in our discontinued operation and $0.2 million used for capital expenditures, offset by $0.2 million in cash received from the exercise of stock options and the employee stock purchase plan.

Cash flows used in operating activities increased $0.7 million or 7% to $8.6 million for the six months ended April 30, 2005 from $7.8 million for the six months ended April 30, 2004.  The increase in cash used in operating activities reflects payment of accounts payable and accrued expenses and an increase in accounts receivable partially offset by a reduction of cash used in our discontinued operation ($4.1 million). We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash flows provided by investing activities increased $0.5 million or 9% to $6.3 million for the six months ended April 30, 2005, from $5.8 million for the six months ended April 30, 2004.  The increase reflects a greater need to draw down our balance of marketable securities to fund operations ($1.3 million) partially offset by a decrease in spending on capital expenditures ($0.8 million).

Cash provided by financing activities decreased $1.1 million or 83% to $0.2 million for the six months ended April 30, 2005, from $1.3 million for the six months ended April 30, 2004.  The decrease reflects a reduction in the proceeds from exercise of employee stock options.

We have $4.1 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements.

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

Revenue Recognition

We sell products principally for the radiation oncology community, including IMRT and IGRT products and services, as well as brachytherapy seeds used in the treatment of cancer.  Product revenue consists of brachytherapy, non-therapeutic sources, certain IMRT hardware devices and software products including IMRT treatment planning and delivery systems and our IGRT system.  Service revenue consists of warranty revenue from product sales and maintenance service agreements.

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

Goodwill and Other Intangible Assets

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment level or one level below an operating segment) on an annual basis (August 31st) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires management to make various judgments, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement asset obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No.47  to have a material impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three and six months ended April 30, 2005, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to all timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter or six months ended April 30, 2005, that has materially affected or is reasonably like to materially affect our internal control over financial reporting.

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

NORTH AMERICAN SCIENTIFIC, INC.

June 9, 2005	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and
Chief Executive Officer
(Principal Executive Officer)

June 9, 2005	By:	/s/ James W. Klingler
		Name:	James W. Klingler
		Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)