Form 10-Q
period 2005-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2005-09-07
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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

☒ Yes     ☐ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of August 31, 2005 was 16,750,624 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	July 31, 2005	October 31, 2004
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$2,052,000	$2,334,000
Marketable securities	3,647,000	10,046,000
Accounts receivable	6,127,000	7,132,000
Inventories	3,805,000	4,871,000
Prepaid expenses and other current assets	933,000	1,061,000
Total current assets	16,564,000	25,444,000
Non-current marketable securities	—	2,600,000
Equipment and leasehold improvements	3,328,000	4,127,000
Goodwill	18,732,000	18,732,000
Intangible assets	27,779,000	29,504,000
Other assets	110,000	132,000
Total assets	$66,513,000	$80,539,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,262,000	$2,061,000
Accrued expenses	5,165,000	6,808,000
Deferred revenue	4,871,000	6,293,000
Total current liabilities	11,298,000	15,162,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,857,222 and 16,308,487 shares issued; 16,749,196 and 16,200,461 shares outstanding as of July 31, 2005 and October 31, 2004, respectively	171,000	163,000
Additional paid-in capital	120,930,000	120,220,000
Treasury stock, at cost – 108,026 common shares	(129,000)	(129,000)
Accumulated deficit	(65,757,000)	(54,877,000)
Total stockholders’ equity	55,215,000	65,377,000
Total liabilities and stockholders’ equity	$66,513,000	$80,539,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004

Revenue
Product	$5,090,000	$5,368,000	$16,306,000	$12,213,000
Service	2,970,000	2,769,000	9,060,000	2,769,000
Total revenue	8,060,000	8,137,000	25,366,000	14,982,000

Cost of revenue
Product	3,056,000	3,471,000	11,886,000	7,309,000
Service	1,621,000	1,330,000	3,511,000	1,330,000
Total cost of revenue	4,677,000	4,801,000	15,397,000	8,639,000
Gross profit	3,383,000	3,336,000	9,969,000	6,343,000

Operating expenses
Selling expenses	2,145,000	2,238,000	6,453,000	3,871,000
General and administrative expenses	2,445,000	3,363,000	8,018,000	8,482,000
Research and development	1,543,000	1,588,000	4,799,000	1,909,000
Amortization of intangible assets	575,000	576,000	1,725,000	597,000
In-process research and development	—	9,200,000	—	9,200,000
Merger and integration costs	—	1,056,000	—	1,056,000
Total operating expenses	6,708,000	18,021,000	20,995,000	25,115,000

Loss from operations	(3,325,000)	(14,685,000)	(11,026,000)	(18,772,000)
Interest and other income	23,000	114,000	146,000	489,000
Loss before provision for income taxes	(3,302,000)	(14,571,000)	(10,880,000)	(18,283,000)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(3,302,000)	(14,571,000)	(10,880,000)	(18,283,000)
Loss from discontinued operation	—	(6,422,000)	—	(10,550,000)
Net loss	$(3,302,000)	$(20,993,000)	$(10,880,000)	$(28,833,000)

Basic and diluted loss per share:
Continuing operations	(0.20)	(0.94)	(0.66)	(1.51)
Discontinued operation	—	(0.42)	—	(0.87)
Net loss per share	(0.20)	(1.36)	(0.66)	(2.38)
Weighted average number of shares outstanding	16,504,206	15,385,708	16,396,029	12,094,508

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,880,000)	$(28,833,000)
Loss from discontinued operation	—	10,550,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,546,000	1,273,000
Non-cash stock-based compensation	—	351,000
Provision for doubtful accounts	623,000	44,000
Write-off of in-process research and development	—	9,200,000
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	383,000	(1,742,000)
Inventories	1,066,000	(1,244,000)
Prepaid and other current assets	(37,000)	(273,000)
Accounts payable	(754,000)	1,599,000
Accrued expenses	(730,000)	(1,336,000)
Income tax receivable	—	496,000
Deferred revenue	(1,422,000)	1,046,000
Net cash used in continuing operations	(9,205,000)	(8,869,000)
Net cash used in discontinued operation	(548,000)	(6,394,000)
Net cash used in operating activities	(9,753,000)	(15,263,000)

Cash flows from investing activities:
Proceeds from sale of marketable securities	8,999,000	40,886,000
Purchase of marketable securities	—	(16,375,000)
Capital expenditures	(246,000)	(1,147,000)
NOMOS acquisition, net of cash acquired	—	(13,248,000)
Net cash provided by investing activities	8,753,000	10,116,000

Cash flow from financing activities:
Proceeds from exercise of stock options and stock purchase plan	718,000	3,618,000
Net cash provided by financing activities	718,000	3,618,000

Net decrease in cash and cash equivalents	(282,000)	(1,529,000)

Cash and cash equivalents at beginning of period	2,334,000	1,761,000
Cash and cash equivalents at end of period	$2,052,000	$232,000

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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash.  As of July 31, 2005, the Company has an accumulated deficit of $65.8 million, cash, cash equivalents and marketable securities of $5.7 million and no long-term debt.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services, realizing the benefits of the integration of our historic operations and NOMOS operations and a focus on cost control. However, there is no assurance that management will be successful with these plans. If events and circumstances occur such that the Company does not meet its current operating plan as expected, the Company may need to raise additional financing. If the Company is unable to raise additional financing, the Company may be required to further reduce certain discretionary spending or take other steps, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net loss, as reported	$(3,302,000)	$(20,993,000)	$(10,880,000)	$(28,833,000)
Add: stock-based compensation recognized	—	—	—	351,000
Less: total stock-based compensation (1)	(331,000)	(450,000)	(1,135,000)	(2,048,000)
Net loss, as adjusted	$(3,633,000)	$(21,443,000)	$(12,015,000)	$(30,530,000)
Basic and diluted loss per share, as reported	$(0.20)	$(1.36)	$(0.66)	$(2.38)
Basic and diluted loss per share, as adjusted	$(0.22)	$(1.39)	$(0.73)	$(2.52)

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

Revenue Recognition

The Company sells products principally for the radiation oncology community, including intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products and services, as well as brachytherapy seeds used in the treatment of cancer.  Product revenue consists of brachytherapy seeds and accessories, non-therapeutic radiation sources, certain IMRT hardware devices and software products including IMRT treatment planning and delivery systems and our IGRT system.  Service revenue consists of warranty revenue from product sales and maintenance service agreements.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R,eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. The Company will implement SFAS No. 123R in our fiscal year beginning November 1, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.  Currently the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and is evaluating option valuation models including the Black-Scholes to determine which model the Company will use upon the adoption of SFAS 123R.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material  (spoilage).  In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for fiscal years beginning after June 15, 2005. The Company will implement SFAS No. 151 in our fiscal year beginning November 1, 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.”  This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for fiscal periods beginning after June 15, 2005. The Company will implement SFAS No. 153 in our fiscal period beginning August 1, 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement asset obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/ or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The Company will implement FIN No. 47 in its fiscal year ending October 31, 2006. Management does not expect adoption of FIN No.47  to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20,
“Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning November 1, 2006.  The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

NOTE 2 – VARIABLE INTEREST ENTITY

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”).  Under the agreement, the Company was obligated to make periodic advances subject to PCA achieving certain milestones.

As of July 31, 2005, the Company’s advances to PCA totaled approximately $950,000, which are evidenced by a secured note. The Company is in discussions with PCA regarding the possibility of additional advances. The funds which have been advanced are to be used for general working capital to provide various brachytherapy services to ambulatory surgical centers. The secured note evidencing the advances already made bears interest at 6% per annum and is repayable in four installments commencing on December 1, 2004, with all unpaid principal and interest due on September 1, 2005. To date, no payments have been received and the Company is uncertain when or whether these advances will be repaid. As of July 31, 2005, the Company has expensed an amount equal to the amount advanced. If the Company made additional advances to PCA, the Company would expense the amounts of such advances in the period of the advance. The Company has no equity interest in PCA.  A distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company through October 2008 has a majority interest in PCA. Based on the terms of the lending and supply agreements with the above entities, the Company determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under FIN No. 46 since PCA does not have sufficient equity at risk for the entity to finance its activities.

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

Included in the Company’s consolidated balance sheet at July 31, 2005, and October 31, 2004 were the following net assets of PCA:

	July 31, 2005	October 31, 2004

Cash	$34,000	$473,000
Accounts receivable	54,000	52,000
Prepaid and other current assets	(6,000)	10,000
Equipment and leasehold improvements	332,000	555,000
Other assets	11,000	33,000
Accounts payable	1,000	(389,000)
Accrued expenses	(426,000)	(717,000)
Net assets	$—	$17,000

Consolidation of PCA’s results of operations included the following:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004

Net revenue	$—	$—	$—	$—
Net loss	—	(418,000)	(18,000)	(656,000)

NOTE 3 – MARKETABLE SECURITIES

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds.

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as “available-for-sale,” and are recorded at fair value with unrealized gains and losses included in stockholders’ equity. As of July 31, 2005, all of the Company’s marketable securities are classified as held-to-maturity.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	July 31, 2005	October 31, 2004

Accounts receivables	$7,616,000	$7,757,000
Less: allowance for doubtful accounts	(1,489,000)	(625,000)
	$6,127,000	$7,132,000

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	July 31, 2005	October 31, 2004

Raw materials	$2,486,000	$4,249,000
Work in process	54,000	47,000
Finished goods	1,265,000	575,000
	$3,805,000	$4,871,000

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

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004

Net loss	$(3,302,000)	$(20,993,000)	$(10,880,000)	$(28,833,000)
Weighted average shares outstanding - basic	16,504,206	15,385,708	16,396,029	12,094,508
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	16,504,206	15,385,708	16,396,029	12,094,508
Basic loss per share	$(0.20)	$(1.36)	$(0.66)	$(2.38)
Diluted loss per share	$(0.20)	$(1.36)	$(0.66)	$(2.38)

Stock options to purchase 2,764,355 and 3,485,081 common shares for the three months ended July 31, 2005, and 2004, respectively, and  2,987,488 and 3,793,649 common shares for the nine months ended July 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The NOMOS acquisition purchase price of approximately $58 million consisted of $11.5 million in cash, the issuance of 5.2 million shares of the Company’s common stock with a fair value of approximately $37.3 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $1.6 million. The fair value of the common stock used in determining the purchase price was $7.21 per share based on the average of the closing price of the common stock for the period two days before and two days after the October 27, 2003 merger agreement announcement date. The stock options and warrants, which fully vested at the acquisition date, were valued using a Black-Scholes valuation model with the following assumptions: (i) risk-free interest rate of 4.5%, (ii) volatility factor of 60%, (iii) expected term of 1.5 years for stock options, (iv) contractual term of 0.5 years for warrants and (v) no dividend yield. The acquisition was accomplished through a reverse triangular merger into a wholly owned subsidiary of the Company, and is reflected in the Company’s financial statements, including the footnotes thereto, as our IMRT/IGRT operating segment.

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of each period presented:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004

Revenue	$8,060,000	$8,137,000	$25,366,000	$29,147,000
Net loss	(3,302,000)	(20,993,000)	(10,880,000)	(33,859,000)
Net loss per share, basic and diluted	(0.20)	(1.36)	(0.66)	(2.19)

The unaudited pro forma financial information above reflects the Company’s changes in revenue recognition policy. Prior to the acquisition by the Company, NOMOS had recognized revenue of the BAT product under SAB No. 101 as a product in which software was deemed incidental. The Company has determined that revenue recognition of the BAT product should be accounted for under SOP 97-2. The Company also determined that revenue recognition of the BAT product should be deferred from the time of shipment, as NOMOS had historically recognized revenue, to the time of acceptance or installation. As a result of these changes in revenue recognition, the Company has presented the pro forma information above to be consistent with results presented for the three and nine months ended July 31, 2005.

NOTE 8 – INTANGIBLE ASSETS

	July 31, 2005		October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets
Purchased technology	$24,232,000	$2,187,000	$24,232,000	$884,000
Existing customer relationships	1,952,000	295,000	1,952,000	120,000
Trademark	4,426,000	409,000	4,426,000	167,000
Patents and licenses	98,000	38,000	98,000	33,000
	$30,708,000	$2,929,000	$30,708,000	$1,204,000

Amortization expense was $575,000 and $576,000 for the three months ended July 31, 2005 and 2004, respectively, and $1,725,000 and $597,000 for the nine months ended July 31, 2005 and 2004, respectively.

The Company’s current estimate of aggregate amortization expense for subsequent years is as follows:

For the Years Ended July 31,
2006	$2,319,000
2007	2,342,000
2008	2,330,000
2009	2,301,000
2010	2,273,000
Thereafter	16,214,000
$27,779,000

NOTE 9 – DISCONTINUED OPERATION

In September 2004, the Company shut-down its Theseus operation.  Effective with the fourth quarter of 2004, this segment is reflected as a discontinued operation. All prior period results have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

Revenues and loss from the discontinued operation were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004

Net revenue	$—	$—	$—	$—
Net loss	—	(6,422,000)	—	(10,550,000)

Assets and liabilities of the discontinued operations were as follows:

	July 31, 2005	October 31, 2004

Cash	$(1,000)	$186,000
Other assets	16,000	16,000
Accounts payable	—	(45,000)
Accrued expenses	(744,000)	(1,516,000)
Net assets (liabilities) of discontinued operation	$(729,000)	$(1,359,000)

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

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004

Revenues

IMRT/IGRT	$5,005,000	$4,977,000	$16,415,000	$4,977,000
Radiation Sources	3,055,000	3,160,000	8,951,000	10,005,000
	$8,060,000	$8,137,000	$25,366,000	$14,982,000

Loss from Operations

IMRT/IGRT	$(2,572,000)	$(12,841,000)	$(8,053,000)	$(12,841,000
Radiation Sources	(753,000)	(1,844,000)	(2,973,000)	(5,931,000)
	$(3,325,000)	$(14,685.000)	$(11,026,000)	$(18,772,000)

	July 31, 2005	October 31, 2004

Goodwill

IMRT/IGRT	$18,525,000	$18,525,000
Radiation Sources	207,000	207,000
Discontinued operation	—	—
	$18,732,000	$18,732,000

Total assets

IMRT/IGRT	$57,580,000	$61,719,000
Radiation Sources	8,917,000	18,608,000
Discontinued operation	16,000	212,000
	$66,513,000	$80,539,000

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

Overview

We manufacture, market and sell products principally for the radiation oncology community, including intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products and services, as well as radiation sources including brachytherapy seeds used in the treatment of prostate cancer.  Our business is organized into two operating segments: IMRT/IGRT and Radiation Sources.  The Company discontinued Theseus Imaging (“Theseus”), our imaging subsidiary, in September 2004, which had been developing a radiopharmaceutical agent intended initially to be used for the management of chemotherapy treatment. For comparison purposes, the results of operations for Theseus have been presented as a discontinued operation.

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

In May 2004, we acquired NOMOS Corporation (“NOMOS”). NOMOS was a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services.  Under the terms of the merger agreement, we issued approximately 5.2 million shares of our common stock and paid cash of approximately $11.5 million, in exchange for all of the outstanding capital stock of NOMOS.  We manage this business as our IMRT/IGRT operating segment. Our results of operations, cash flows and balance sheet for the three and nine months ended July 31, 2005 include the results of NOMOS . Our 2004 fiscal year financials only began to include NOMOS results from the date of the May 2004 acquisition.

Results of Operations

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Revenue.  Revenue was $8.1 million for the three months ended July 31, 2005, compared to $8.1 million in the three months ended July 31, 2004.

Product revenue decreased $0.3 million, or 5%, to $5.1 million for the three months ended July 31, 2005, from $5.4 million for the three months ended July 31, 2004.  The decrease in product revenue during the quarter ended July 31, 2005, is attributed to the reduction of product revenues of our IMRT/IGRT business ($0.2 million) along with a decrease in Radiation Sources revenues ($0.1 million).  The decline in IMRT/IGRT revenue reflects a change in product mix, with fewer of the higher priced instruments sold in the current period. The decline in Radiation Sources revenues is due to a decline in unit volume.  During this period the average selling price of our Radiation Sources’ products remained constant. We anticipate improvement in unit volume during the remainder of this year due to the implementation of a new non-exclusive national supply agreement in September and our continued pursuit of national accounts.

Service revenue increased $0.2 million, or 7%, to $3.0 million for the three months ended July 31, 2005 from $2.8 million for the three months ended July 31, 2004. This reflects the increase in time and materials service provided by our IMRT/IGRT business.

Gross profit.  Gross profit was $3.4 million for the three months ended July 31, 2005, as compared to $3.3 million for the three months ended July 31, 2004.  Gross profit as a percentage of revenues increased from 41% to 42% during this period.

Gross profit for the three months ended July 31, 2005 consists of $2.2 million, or 44% of revenue, from our IMRT/IGRT business and $1.2 million, or 39% of revenue from our Radiation Sources business.

Selling Expenses.  Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses decreased $0.1 million, or 4%, to $2.1 million for the three months ended July 31, 2005, from $2.2 million for the three months ended July 31, 2004.

General and administrative expenses.  General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses decreased $0.9 million, or 27%, to $2.4 million for the three months ended July 31, 2005, from $3.4 million for the three months ended July 31, 2004.

The decrease is primarily attributed to: (i) $0.4 million decrease in personnel costs related to staff reductions in the first half of the year, (ii) $0.4 million in other administrative cost reductions, and (iii) the inclusion in the prior year of $0.5 million of consolidated PCA expenses, which were partially offset by (iv) a $0.3 million increase in the allowance for doubtful accounts, (v) $0.1 million of severance costs related to the restructuring of our IMRT/IGRT business.

 Research and development.  Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs decreased $0.1 million, or 3%, to $1.5 million for the three months ended July 31, 2005, from $1.6 million for the three months ended July 31, 2004.

Amortization of intangible assets.  Amortization of intangible assets was $0.6 million for the three months ended July 31, 2005, unchanged from the three months ended July 31, 2004.

In-process research and development.   During the three months ended July 31, 2004, we incurred a charge of $9.2 million for in-process research and development (“IPR&D”) related to the acquisition of our IMRT/IGRT business.  No similar charge was incurred in the three months ended July 31, 2005.

Merger and integration costs.   During the three months ended July 31, 2004, we incurred merger and integration charges of $1.1 million in connection with the acquisition of our IMRT/IGRT business. Those charges include severance and consulting costs.

Interest and other income, net.  Interest and other income decreased $0.1 million, or 80%, for the three months ended July 31, 2005, from the three months ended July 31, 2004. The decrease is attributed to a smaller portfolio of marketable securities.

Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004

Revenue.  Revenue increased $10.4 million, or 69%, to $25.4 million for the nine months ended July 31, 2005, from $15.0 million for the nine months ended July 31, 2004.  The increase in revenue during the nine months ended July 31, 2005, is attributed to the acquisition of our IMRT/IGRT business in May 2004 ($11.4 million) offset by a decrease in Radiation Sources revenues ($1.0 million).

Product revenue increased $4.1 million, or 33%, to $16.3 million for the nine months ended July 31, 2005, from $12.2 million for the nine months ended July 31, 2004.  The increase in product revenue during the nine months ended July 31, 2005, is attributed to the acquisition of our IMRT/IGRT business in May 2004 ($5.1 million) offset by a decrease in Radiation Sources revenues ($1.0 million).  The decline in Radiation Sources revenues is due to a decline in unit volume.  During this period the average selling price of our Radiation Sources’ products remained constant. We anticipate improvement in unit volume during the remainder of the year due to the implementation of a new non-exclusive national supply agreement in September and our continued pursuit of national accounts.

Service revenue increased $6.3 million, or 227%, to $9.1 million for the nine months ended July 31, 2005 from $2.8 million for the nine months ended July 31, 2004, due to the acquisition of our IMRT/IGRT business.

Gross profit.  Gross profit increased $3.6 million, or 57%, to $10.0 million for the nine months ended July 31, 2005, from $6.3 million for the nine months ended July 31, 2004.   The increase in gross profit is attributed to the acquisition of our IMRT/IGRT business ($5.0 million) offset by a decrease in Radiation Sources gross profit ($1.4 million). Gross profit as a percentage of revenues decreased from 42% to 39% during the period.

Gross profit for the nine months ended July 31, 2005 consists of $7.0 million, or 42% of revenue, from our IMRT/IGRT business and $3.0 million, or 33% of revenue, from our Radiation Sources business.

The decrease in gross profit of our Radiation Sources business is attributed to (i) a decrease in unit volume of brachytherapy seeds and other radiation sources, (ii) an increase in fixed overhead costs and (iii) an increase in low margin ancillary services that are outsourced.  Our manufacturing process has relatively high fixed costs and therefore, our margins are very sensitive to changes in volume.

Selling Expenses.  Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses increased $2.6 million, or 67%, to $6.5 million for the nine months ended July 31, 2005, from $3.9 million for the nine months ended July 31, 2004.  The increase in selling expenses is primarily attributed to the selling and marketing costs associated with the acquisition of our IMRT/IGRT business.

General and administrative expenses.  General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses decreased $0.5 million, or 5%, to $8.0 million for the nine months ended July 31, 2005, from $8.5 million for the nine months ended July 31, 2004. The decrease is primarily attributed to: (i) $1.6 million reduction in administrative costs in our Radiation Sources business, and (ii) the inclusion in the prior year of $1.0 million of severance paid to a former officer of the Company and $0.7 million of consolidated PCA expenses, which were partially offset by (iii) a $0.6 million increase in the allowance for doubtful accounts, (iv) $0.6 million of severance costs related to the restructuring of our IMRT/IGRT business, and (v) $1.6 million additional administrative expense associated with the acquisition of our IMRT/IGRT business.

Research and development.  Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs increased $2.9 million, or 151%, to $4.8 million for the nine months ended July 31, 2005, from $1.9 million for the nine months ended July 31, 2004.  The increase is primarily attributed to the acquisition of our IMRT/IGRT business.

Amortization of intangible assets.  Amortization of intangible assets increased to $1.7 million, or 189%, for the nine months ended July 31, 2005 from $0.6 million for the nine months ended July 31, 2004.  The increase is attributed to the amortization of purchased intangibles acquired in the purchase of our IMRT/IGRT business.

In-process research and development.   During the nine months ended July 31, 2004, we incurred a charge of $9.2 million for in-process research and development (“IPR&D”) related to the acquisition of our IMRT/IGRT business. No similar charge was incurred in the nine months ended July 31, 2005.

Merger and integration costs.   During the nine months ended July 31, 2004, we incurred merger and integration charges of $1.1 million in connection with the acquisition of our IMRT/IGRT business. The charges include severance and consulting costs.

Interest and other income, net.  Interest and other income decreased $0.3 million, or 70%, to $0.1 million for the nine months ended July 31, 2005, from $0.5 million for the nine months ended July 31, 2004. The decrease is attributed to our smaller portfolio of marketable securities

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have continued to incur substantial net losses and use substantial amounts of cash.

We believe that our existing cash resources and forecasted operating cash flow under our current operating plan will be sufficient to meet our working capital requirements for at least the next twelve months. Our plan is to return to profitability and to generate positive cash flows by increasing revenues from existing and new products and services, realizing the benefits of the integration of our historic operations and NOMOS operations and focusing on cost control. However, there is no assurance that we will be successful with these plans. If events and circumstances occur such that we do not meet our current operating plan as expected, we may need to raise additional financing. If we are unable to raise additional financing, we may be required to further reduce certain discretionary spending or take other steps, which could have a material adverse effect on our ability to achieve our intended business objectives. We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, future public offerings and private placements of our common stock, and bank lines of credit.

At July 31, 2005, we had cash, and cash equivalents, and investments in marketable securities aggregating approximately $5.7 million, a decrease of approximately $9.3 million from $15.0 million at October 31, 2004. The decrease was primarily attributed to $9.2 million used in continuing operations, $0.5 million used in our discontinued operation and $0.2 million used for capital expenditures, offset by $0.7 million in cash received from the exercise of stock options and the employee stock purchase plan.

Cash flows used in operating activities decreased $5.5 million, or 36%, to $9.8 million for the nine months ended July 31, 2005 from $15.3 million for the nine months ended July 31, 2004.  The decrease in cash used in operating activities primarily reflects a reduction of cash used in our discontinued operation ($5.8 million). We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash flows provided by investing activities decreased $1.4 million, or 13%, to $8.8 million for the nine months ended July 31, 2005, from $10.1 million for the nine months ended July 31, 2004.  The decrease primarily reflects a greater need to draw down our balance of marketable securities to fund operations ($15.5 million) partially offset by the net cash expended for the NOMOS acquisition in 2004 ($13.2 million) and a decrease in spending on capital expenditures ($0.9 million).

Cash provided by financing activities decreased $2.9 million, or 80%, to $0.7 million for the nine months ended July 31, 2005, from $3.6 million for the nine months ended July 31, 2004.  The decrease reflects a reduction in the proceeds from the exercise of employee stock options.

As of July 31, 2005, we have $4.1 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements.

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

Goodwill and Other Intangible Assets

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment level or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Management has established September 30 as the Company’s annual testing date for impairment of goodwill, which is a change from our previous annual testing date of August 31. Application of the goodwill impairment test requires management to make various judgments, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. We will implement SFAS No. 123R in our fiscal year beginning November 1, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R. Currently we use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and are evaluating option valuation models including the Black-Scholes to determine which model we will use upon the adoption of SFAS 123R.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material  (spoilage).  In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for fiscal years beginning after June 15, 2005. We will implement SFAS No. 151 in our fiscal year beginning November 1, 2005.. We are currently evaluating the impact of this new standard, but we do not believe that it will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No.  29”.  This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for fiscal periods beginning after June 15, 2005. We will implement SFAS No. 153 in our fiscal period beginning August 1, 2005. We are currently evaluating the impact of this new standard, but we do not believe that it will have a material impact upon our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement asset obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/ or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. We will implement FIN No. 47 in our fiscal year ending October 31, 2006. Management does not expect adoption of FIN No.47  to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We will implement SFAS No. 154 in our fiscal year beginning November 1, 2006.  We are currently evaluating the impact of this new standard, but we do not believe that it will have a material impact upon our financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three and nine months ended July 31, 2005, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

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

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter or nine months ended July 31, 2005, that has materially affected or is reasonably like to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 4.    Submission of Matters to a Vote of Security Holders

On August 5, 2005 we held our 2005 Annual Meeting of Stockholders.  The following persons were elected as directors to hold office until the 2006 Annual Meeting of Shareholders: Irwin J. Gruverman, L. Michael Cutrer, John A. Friede, Dr. Jonathan P. Gertler, John M. Sabin, Richard A. Sandberg, Dr. Gary N. Wilner, and Nancy J. Wysenski. There were no broker non-votes. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained

Irwin J. Gruverman	13,696,948	—	986,831
L. Michael Cutrer	13,517,077	—	1,166,702
John A. Friede	13,662,405	—	1,021,374
Dr. Jonathan P. Gertler	13,495,692	—	1,188,087
John M. Sabin	13,700,176	—	983,603
Richard A. Sandberg	13,700,676	—	983,103
Dr. Gary N. Wilner	13,499,758	—	1,184,021
Nancy J. Wysenski	13,701,156	—	982,623

Item 6.           Exhibits

(a)          Exhibits.

Exhibits No.	Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

September 7, 2005	By:	/s/ L. Michael Cutrer
		Name:	L. Michael Cutrer
		Title:	President and
Chief Executive Officer
(Principal Executive Officer)

September 7, 2005	By:	/s/ James W. Klingler
		Name:	James W. Klingler
		Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)