Form 10-K
period 2005-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2006-01-18
CIK 949876

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $35.7 million (based upon the price at which the common stock was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter).

As of December 31, 2005, approximately 16,948,644 shares of the Registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on or about April 28, 2006, are incorporated by reference into Part III of this Form 10-K.

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

We are a Delaware corporation, incorporated in 1990 that designs, develops and produces and sells innovative products for radiation therapy treatment, including brachytherapy seeds, and treatment planning and delivery technology for intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”). In addition, since 1990, we have applied our expertise in radioisotopes to develop and market products for other medical, environmental, research and industrial applications.

In 1996, we began to focus our research and product development activities primarily on medical products that are useful in the diagnosis, management and treatment of diseases such as cancer. This initiative resulted in the development of our first two therapeutic products, iodine-based and palladium-based implantable brachytherapy seeds for the treatment of prostate cancer. We began manufacturing our Iodine-125 seed for commercial use in 1998, and introduced our Palladium-103 seed the following year, thus becoming the first company to manufacture both iodine and palladium brachytherapy seeds. These products were initially marketed under an exclusive third party distribution agreement, which terminated in January 2003. We transitioned to direct selling and marketing of our brachytherapy products during fiscal year 2003, and currently market and sell our Iodine-125 seeds under the trade name Prospera® I-125, and our Palladium-103 seeds under the trade name Prospera® Pd-103.

In August 2003, we acquired substantially all of the assets of Radiation Therapy Products (“RTP”), a manufacturer and distributor of equipment, including steppers and stabilizers, used in prostate brachytherapy procedures. We added RTP to our brachytherapy product portfolio to provide a more complete product offering to customers and prospects. (See Note 4 of the Notes to Consolidated Financial Statements)

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”), a developer, manufacturer and marketer of products and services for IMRT and IGRT. We believe that this acquisition further enhanced our portfolio of products and technologies for the treatment of cancer by allowing us to expand into the external beam radiation market. NOMOS was recognized as the pioneer of the IMRT and IGRT fields and its products are used to treat a variety of cancers at hospitals and free-standing radiation oncology centers. As a result of the acquisition, we now offer a broader complement of products and services to address the needs of the radiation oncologist. (See Note 4 of the Notes to Consolidated Financial Statements)

In October 2000, we acquired Theseus Imaging Corporation (“Theseus”), a company engaged in the research and development of a proprietary radiopharmaceutical imaging agent (referred to as “Hynic-Annexin V”). Over the following four years, we made substantial investments in Theseus for clinical trials and additional research. In July and August 2004, we assessed the long-term prospects of Hynic-Annexin V and determined  that its successful development and regulatory approval would not occur earlier than 2007 and that the additional costs to achieve completion and approval would be substantial. With limited capital resources and the additional need to fund product development of our recently acquired IMRT and IGRT products, we explored alternative options for Theseus. Discussions with potential financial and strategic partners ceased in August 2004. As a direct result we shut-down the operation in September 2004 (See Note 3 of the Notes to Consolidated Financial Statements).

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

Treatment planning for IMRT is extremely complex due to the number of potential beam angles and intensities. Our IMRT planning software system, CORVUS®, addresses this complexity through a technique called inverse planning. CORVUS prompts the doctor to specify the desired radiation dose outcome, both for the tumor and for the surrounding healthy tissue, and then generates a plan to achieve the desired outcome by testing and rejecting millions of potential beam intensities and angles. This is in contrast to conventional radiation planning and those competing IMRT planning systems that rely on a technique called forward planning, in which the doctor essentially builds a treatment plan through a manual, iterative process. We believes that our inverse planning approach results in better treatment plans and reduces the amount of time required for doctors to create these plans as compared to many of the treatment planning systems of our competitors, including competing IMRT systems that use inverse planning techniques.

A device known as a multileaf collimator defines the size, shape and intensity of the radiation beams in IMRT treatments and is also used in some conventional radiation treatments. Our multileaf collimator, MIMiC®, was designed specifically for delivering IMRT, and we believe that it offers a number of advantages over competing multileaf collimators, including the ability to deliver radiation from a significantly greater number of angles. MIMiC is primarily sold as a component of our integrated PEACOCK® system, but is also sold to existing CORVUS customers.

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

Our IGRT products, BAT®, BATCAM™, and nTRAK™ are used in conjunction with external beam radiation to locate targets, including tumors and surrounding organs that may move inside the patient’s body from one treatment session to the next. Our customers use PEREGRINE®, our radiation dose calculation and simulation software product that uses advanced statistical techniques to simulate the path of radiation particles as they are absorbed by the patient’s body. Our IGRT products and PEREGRINE are designed to be used in connection with both IMRT and conventional radiation therapy.

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

MIMiC.   Our multileaf collimator, MIMiC, is primarily sold as a component of our integrated PEACOCK system, but can also be sold to existing CORVUS customers. MIMiC is the first multileaf collimator on the market designed exclusively for IMRT delivery. MIMiC was also the first multileaf collimator specifically designed for dynamic or rotational mode treatment, where the head of the linear accelerator is moving during the delivery of radiation. MIMiC can deliver radiation from approximately 54 angles, which is significantly greater than the 5-9 angles of a typical commercial multileaf collimator. This contributes to MIMiC’s ability to conform the radiation beams to the size and shape of a tumor in accordance with the treatment plan. Leakage refers to radiation that escapes from the linear accelerator, or is transmitted through or between the leaves of the multileaf collimator, and is unintentionally absorbed by the patient. A typical multileaf collimator has an average radiation leakage of between 1% and 3%. The actual leakage for MIMiC is typically less than 1%. Although MIMiC can be added on to many linear accelerators that come already equipped with a multi-leaf collimator, the primary market for MIMiC is for the older linear accelerators that do not have a multi-leaf collimator.

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

BAT.   BAT uses ultrasound images to confirm the location of target organs and tumor sites within the patient’s body. Some organs, such as the prostate, move within the patient from day to day and even within a given day. As a result, a previously developed treatment plan may no longer be effective on a later treatment date. Treatments that require daily localization of this kind include those for cancers of the prostate, female pelvis, pancreas, breast and liver. The conventional approach to this problem is to include in the treatment plan a margin of error, which inevitably leads to exposing healthy tissue to radiation. BAT reduces this margin of error from the currently accepted standard practice of within 2 centimeters to within 2 millimeters. BAT determines the location of the target by means of either a jointed, mechanical arm, at the end of which is an ultrasound probe, or with the BATCAM, by a camera mounted in the treatment room which tracks passive markers placed on the ultrasound probe. Using a touch-screen monitor and ultrasound images, the practitioner maneuvers the probe to the exact location of the tumor. BAT then calculates the position of the target relative to the delivery point of the radiation beam. nTRAK expands the BAT and BATCAM capabilities by adding a head and neck positioning tool to provide more accurate patient positioning for radiation therapy treatments. BAT can be used in conjunction with IMRT as well as conventional radiation treatment. Currently, BAT is predominantly used by hospitals and clinics in treating prostate cancer.

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

In addition to our core products discussed above, we also offer accessory products:

•       BEAK®.   To provide additional market opportunities for MIMiC and PEACOCK, we market BEAK, a device that attaches to MIMiC and reduces MIMiC’s beam size from approximately one centimeter square down to four-by-ten millimeters. This allows MIMiC and PEACOCK to compete with more expensive and dedicated radiosurgery systems. Radiosurgery is a form of specialized radiation therapy that typically involves the delivery of radiation to a small target in a limited number of treatment sessions.

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

Our Brachytherapy Products

We were the first company to manufacture both iodine and palladium based brachytherapy seeds, the two most commonly used seeds for the treatment of prostate cancer. These two products differ in the time each takes to decay, and, consequently, in the rate and intensity at which the radiation dose is delivered to the patient. Because some physicians may prefer iodine seeds and others prefer palladium seeds, we believe that it is advantageous to offer both in order to address the entire brachytherapy seed market.

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

The primary products offered by RTP are the STP-110 Precision Stepper and RTP-6000 Precision Stabilizer. This equipment precisely positions and holds the trans-rectal ultrasound probe during the LDR brachytherapy procedure. The Stepper also provides a stable platform for the Template Guide which is used to precisely position the needles during seed implantation. Additional products offered by RTP include radiation shielding and needle loading accessories such as the Horizontal Needle Box, Needle Loading Shield, Needle Loading Box and Needle Loading Carousel. These products offer a natural complement to the brachytherapy seeds. RTP has several active development projects which will provide additional unique accessory products for brachytherapy.

Other Prostate Cancer Treatment Modalities in addition to Brachytherapy and IMRT

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

External Beam Radiation Therapy (“EBRT”)

EBRT allows patients to receive treatment on an outpatient basis and at a lower cost than RP. EBRT involves directing a beam of radiation from outside the body at the prostate gland in order to destroy cancerous tissue. The course of treatment usually takes seven to eight weeks to deliver the total dose of radiation prescribed to kill the tumor.

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

Radiation Calibration and Reference Source Products

Radioactivity is a natural physical property. Each radioisotope emits energy characteristics specific to that isotope. At sites possessing or storing radioactive materials, radiation detection instruments are typically used to monitor the emitted radiation from a given sample (i.e., soil, air, water, etc.) to identify and quantify the radioisotopes present in that sample to help ensure safety to workers and the surrounding environment. In order to determine a particular instrument’s efficiency, an accurately measured and contained amount of a radioactive isotope is required to serve as a calibration reference standard. Each type of sample being monitored by an instrument typically requires a radiation standard of identical form and geometry to the sample.

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

September 7, 1993 until November 12, 2011

Method and apparatus for conformal radiation therapy (5,596,619)

A method and apparatus for conformal radiation therapy, with a radiation beam having a pre-determined, constant beam intensity, treats the entire tumor volume of a patient’s tumor, and the beam intensity of the radiation beam is spatially modulated across the tumor, by separating the radiation into a plurality of treatment beam segments and independently modulating the beam intensity of the plurality of radiation beam segments.

January 21, 1997 until May 17, 2014
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

September 1, 1998 until April 19, 2016
Method and apparatus for target position verification (5,411,026)

A method and apparatus for verifying the position of a lesion in a patient’s body compares the location of the lesion in CT slices with the position of the lesion in ultrasound images taken while the patient lies on the treatment table of a linear accelerator.

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

October 28, 2003 until October 15, 2020
Thin Radiation Source and Method of Making the Same (6,787,786)

The present invention relates to radiation sources and a method for producing radiation sources. Embodiments of the present invention are directed to radiation sources that can be used to calibrate nuclear imaging equipment, such as flood sources. According to embodiments of the invention, the radiation source includes an outer housing that contains a substrate upon which a radioactive pattern is deposited. The radioactive deposit may be placed on the surface of the substrate in the form of a deposited solution and may be fixed to the surface of the substrate by, for example, a binding agent and/or a sealing layer. The deposited solution may also include a colorant to visually indicate the activity distribution of the radioactive deposit.

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

In addition, as of December 31, 2005, we had 8 additional United States pending patent applications. We have also been issued 11 foreign patents and have 3 foreign patent applications still pending.

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

             In July, 2005, we entered into a revised license agreement for the technology incorporated in our PEREGRINE product with Lawrence Livermore National Laboratory. This agreement lasts until the last of the licensed patents expires in July, 2009. The rights granted in the renegotiated agreement give us non-exclusive rights to the same advanced, proprietary statistical techniques that the Company had previously held exclusively. Under this license agreement, we are required to pay a flat per unit fee of $5,000 for each licensed product sold. Earned royalties are credited against the minimum annual royalty of $25,000, which replaces the minimum annual royalty of $400,000 in the previous agreement. The license no longer contains any minimum performance obligations. In addition, the United States government retains a royalty-free license to the technology covered by this agreement.

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

•       University of Texas.   In October 1998, we began to license specific patent rights from the Board of Regents of the University of Texas System pursuant to a royalty-bearing, exclusive license agreement for a period of three years. These patent rights are related to a device that forms a critical component used in our NOMOS CRANE family of products. Effective March 31, 2004, the term of this agreement was extended for an additional two years, until March 31, 2006. We are currently in negotiations for an additional extension. In addition, the license will terminate upon 30 days notice from the Board of Regents if we fail to make any scheduled royalty payments. Under this license agreement, we are required to pay a royalty of $6,000 for each NOMOS CRANE sold in conjunction with a PEACOCK, with aggregate minimum royalties of $50,000 per year.

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

COMPETITION

Our most significant competitor for our IMRT planning and delivery products is Varian Medical Systems, Inc. (“Varian”). Varian produces more linear accelerators than any other manufacturer and markets its own line of IMRT products, including several models of multileaf collimators. Varian also markets an IMRT inverse planning software package that it has developed in coordination with Memorial Sloan-Kettering Cancer Center (“Sloan-Kettering”). Siemens Medical Systems, Inc. (“Siemens”) and Elekta A.B. (“Elekta”) are the other major manufacturers of linear accelerators, each of which offers its own multileaf collimators that compete with our MIMiC and PEACOCK products.

Sloan-Kettering has developed and treated a significant number of patients with its own non-commercial, non-FDA cleared, IMRT treatment and planning system. To our knowledge, Sloan-Kettering has yet to commercialize this technology or license it to third parties for commercialization.

TomoTherapy Inc. is another company that has developed and obtained FDA 510(k) clearance for a product that incorporates IMRT delivery and imaging into one unit, including the radiation source. They claim that their product will be able to verify the precise position of the patient’s tumor before each treatment, much like our fixation devices and our BAT product. To our knowledge, initial sales have been made to a number of institutions and there is growing interest in this technology in the market.

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

SALES AND MARKETING

Since January 2003, we have developed an internal sales force to directly market and sell our brachytherapy products. In May 2004, we acquired additional sales personnel through our acquisition of NOMOS. Since both companies market their products to the same call points within the radiation oncology community, we combined both sales organizations to increase market penetration and better leverage our sales and marketing efforts. In the second quarter of fiscal year 2005, we determined that we could achieve better results by organizing the sales force  by product segment, so we assigned the sales representatives to either our Radiation Sources segment or our IMRT/IGRT segment. The domestic sales staff currently consists of twenty full-time dedicated regional sales representatives, business development managers, product specialists and zone managers.

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

MANUFACTURING

IMRT/IGRT

We purchase all major components for our IMRT and IGRT products from third-party suppliers. We perform system design, final product assembly, testing and packaging at our facility in Pittsburgh, Pennsylvania metropolitan area. We are required to meet and adhere to applicable requirements of the United States and foreign regulatory agencies, including the Quality System Regulation of the FDA, the Medical Device Directive of the European Union, and the Medical Device Regulations of Canada.

We generally produce our products based on firm orders and on anticipated additional orders that we are relatively confident will be obtained. Lead times for materials and components required by us vary significantly and depend on factors such as the specific supplier and the availability and demand for the applicable components.

Currently, we utilize single source suppliers for a number of significant components for each of our major products. Of the ten suppliers representing our highest dollar volume in 2005, five represent sole source suppliers. Other suppliers exist for each of our components provided by single source suppliers. We have not in the past experienced any significant disruption in product availability because of single source suppliers, and we have in the past successfully transitioned from single source suppliers to new suppliers without significant disruptions in production. It is likely we will continue to change suppliers in the future as our products change and we look for ways to improve functionality and lower costs.

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

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses in continuing operations totaled $6.3 million, $3.2 million, and $0.5 million  during the years ended October 31, 2005, 2004 and 2003, respectively. Development costs of IMRT and IGRT products were $5.7 million and $2.5 million during the years ended October 31, 2005 and 2004, respectively. Costs associated with the development of Hynic-Annexin V the principal product candidate of our discontinued operation totaled $5.8 million, and $6.9 million during the years ended October 31, 2004 and 2003, respectively. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. We expect that most of the R&D spending in the future will be focused on our IMRT and IGRT products.

EMPLOYEES

As of October 31, 2005, we had a total of 173 full-time employees. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

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

Item 1A.                Risk Factors

We have experienced significant losses and may continue to incur such losses in the future. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has materially declined. If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $55.5 million, $36.3 million, and $9.4 million in our fiscal years ended October 31, 2005, 2004 and 2003, respectively. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $49.1 million at October 31, 2003 to $3.6 million at October 31, 2005. The decrease over the past two year period was primarily attributed to net cash payments of $26.3 million used in continuing operating activities, $13.2 million related to our acquisition of NOMOS, $9.0 million used in the discontinued Theseus operations, and $1.6 million used for capital expenditures, partially offset by $4.6 million in cash received from the exercise of stock options and our employee stock purchase plan.

The negative cash flow we have sustained has materially reduced our working capital, which in turn, could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has and continues to take actions to improve our results. These actions include reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including, our ability to obtain favorable financing, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, the level of demand for our products etc.

The amount of working capital that we will need in the future will also depend on our efforts and many factors, including:

•       Our ability to successfully market and sell our products;

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

If we are unsuccessful in these efforts or if any or some of these factors negatively impact us, we will need to raise additional capital, reduce operations or take other steps to achieve positive cash flow. Although we cannot assure you that we will be successful in these efforts or that any or some of these factors will not negatively impact us, we believe that we will have sufficient cash to sustain us at least through the fiscal year ending October 31, 2006.

We may be unable to obtain capital on favorable terms or at all.

Continued operating losses would materially reduce our remaining cash, cash equivalents and investments in marketable securities. We have had to restructure our $5 Million credit line financing arrangement with Silicon Valley Bank into an asset based loan arrangement with warrants. Should we need to secure additional debt or equity financing and are unable to obtain it on acceptable terms or at all, we may be required to further reduce expenses or to take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product  lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms,  or the cessation of operations.

Future financing transactions will have a dilutive effect on our existing shareholders.

The Company is currently considering certain financing arrangements that include a significant number of warrants, which will result in dilution of the Company’s current shareholders. In the future, the Company anticipates issuing equity, debt or convertible securities to raise capital. If the Company does so, the percentage ownership of the Company held by existing shareholders would be further reduced, and existing shareholders would experience significant dilution. In addition, new investors in the Company may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions. In addition, any capital we may be able to raise could result in increased debt on our balance sheet, additional interest and financing expense and/or decreased operating income.

We may be required to record additional goodwill impairment in the future.

Under SFAS 142 and SFAS 144, goodwill and intangible assets having an indefinite life are not amortized but are subject to testing at least annually, or more often if an event occurs or circumstances indicate that the carrying values for goodwill and/or intangible assets may be impaired, using a fair value based approach. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company engaged an appraisal firm to perform an analysis of the goodwill and intangible assets acquired from NOMOS, to determine the fair value thereof under the applicable standards as of the Company’s annual test date of September 30, 2005. As a result of this testing, in the fourth quarter of 2005, the Company recorded impairments of goodwill and intangible assets of NOMOS in the amount of $39,884,000, and impairments of goodwill and intangible assets of Radiation Therapy Products (“RTP”) in the amount of $329,000, in each case due to negative operating performance indications including declining sales and continued operating losses of the respective business segments.

The Company will continue to monitor impairment indicators in any of our reporting segments. If our future financial performance or other events indicate that the value of our recorded goodwill or intangible assets is further impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

All of our product lines are subject to intense competition. Our most significant competitors have greater resources than we do. As a result, we cannot be certain that our competitors will not develop superior technologies or otherwise be able to compete against us more effectively. If we fail to maintain our competitive position in key product areas, we may lose significant sources of revenue.

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

We also compete with Siemens and Elekta, each of which manufactures one or more multileaf collimators that compete with MIMiC and, therefore, with our integrated system, PEACOCK. There are several other companies that currently offer or plan to offer IMRT modules, which typically add IMRT functionality to conventional radiation treatment planning products.

Finally, we compete with all manufacturers of conventional radiation therapy products many of which are devoting substantial resources to promoting their products.

Our brachytherapy business is also subject to intense competition. Our primary competitors in the brachytherapy seed business include: Nycomed Amersham PLC (through its control of Oncura) and C.R Bard, Inc., both of whom manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party (in the case of Oncura, we currently manufacture a portion of its Palladium-103 seed requirements pursuant to a distribution agreement reached in July, 2005); Mentor, which manufactures and sells Iodine-125 brachytherapy seeds and currently distributes third party manufactured Palladium-103 brachytherapy seeds; and Theragenics Corporation, which manufacturers Palladium-103 seeds and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well. Recent market changes have also provided additional competition for brachytherapy-related services, such as pre-loading needles with seeds and placing seeds in so-called “strands.”

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

We are highly dependent on our direct sales organization, which is small compared to many of our competitors and which has relatively limited marketing and sales experience in brachytherapy and IMRT/IGRT products. We have also experienced a high degree of turnover in our sales organization. Any failure to build , manage and maintain our direct sales organization could negatively affect our revenues.

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

In addition, we have experienced higher than anticipated turnover in our domestic direct sales force following our acquisition of NOMOS Corporation, which has resulted in a relative lack of experience in selling IMRT/IGRT products.

As a result of our relatively small sales force and the lack of continuity in our sales force, there can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

We depend partially on our relationships with distributors and other industry participants to market some of our products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

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

In addition, our 2005 agreement with Oncura for distribution of our Palladium-103 brachytherapy seeds may be an important component of that business.

We do not have a direct sales force for our non-therapeutic radiation source products, and rely entirely on the efforts of agents and distributors for sales of those non-brachytherapy products. We cannot assure you that we will be able to maintain our existing relationships with our agents and distributors for the sale of our non-therapeutic radiation source products.

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

The acquisition of NOMOS in May 2004 has required the integration of NOMOS with our Company. This integration has taken longer and demanded more financial and other resources that we had originally anticipated. Though virtually all of the infrastructure-related integration tasks have been completed, integration in other areas, such as sales and marketing and certain operational areas remain ongoing. As the integration continues, it remains a complex, costly and time-consuming process. The challenges of combining the two companies’ operations have included and may continue to involve, among other things:

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

Rapid and significant technological change, evolving industry standards and new product introductions characterize the market for our products. Many of our products are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment. If we are unable to raise needed capital on favorable terms or at all, we may be unable to maintain our competitive advantage in the marketplace.

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

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in our market, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing products. Without successful new product introductions, our revenues will likely suffer. Even if customers accept new or enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins. We are currently awaiting FDA 510(k) clearance for our nomosSTAT product, which represents the next generation of our currently marketed PEACOCK product. The successful introduction of nomosSTAT is critical to our ability to achieve our sales targets for fiscal 2006. Any unforeseen delay in 510(k) clearance from the FDA, or lack of acceptance in the market following such clearance, may result in a materially adverse impact on our financial results.

In addition, although we have received FDA 510(k) clearance for our PEREGRINE dose calculation software product, and it may now be used clinically to treat patients for one linear accelerator beam modifier combination,, we are still in the process of finalizing the development of PEREGRINE in order to allow it to be used with a broader range of linear accelerators, energy levels with those linear accelerators, and treatment planning systems without the need for extensive commissioning and testing. An inability to complete these developments on a timely basis could adversely affect our relationship with the early purchasers of PEREGRINE, and could adversely impact our ability to sell PEREGRINE to new customers. Any failure to successfully complete these developments could also hurt our reputation and, therefore, adversely impact sales of other our products.

We might not be able to make our IMRT products compatible with some existing linear accelerators and other radiation therapy products. In addition, any future changes in the configuration of the most common linear accelerators could require costly and time-consuming modifications to our products that could harm our business.

Our IMRT products are designed to be used in conjunction with most linear accelerators currently in use. Our products are not currently compatible with all linear accelerators. However, when manufacturers modify the design or functionality of their machines, we are often required to modify our products to ensure compatibility. Future changes cannot be predicted and, in the case of changes initiated by linear accelerator manufacturers who are our competitors, could be made or timed to place us at a competitive disadvantage. Responding to these changes can be costly and time-consuming. In addition, we could be required to obtain additional regulatory clearances for any modifications of our products. It is also possible that, despite our best efforts, we might be unable to make our products compatible with new or modified versions of linear accelerators or might only be able to do so at a prohibitive expense.

Our PEREGRINE product is not currently fully compatible with the majority of the linear accelerators in the United States and worldwide markets. We cannot assure you that we will be successful in making PEREGRINE compatible with additional linear accelerators, and any future changes in the design of any linear accelerators could require us to redesign the functionality of PEREGRINE. We may not be successful at any such effort.

If alternative technologies prove to be superior to IMRT/IGRT or brachytherapy, physician adoption of our products could substantially decrease.

Our IMRT/IGRT products face competition from companies that sell conventional radiation therapy products as well as from companies that are developing, marketing and manufacturing alternative therapies to radiation for the treatment of solid tumor cancers. It is possible that advances in the pharmaceutical, bio-medical or gene-therapy fields could render some or all radiation therapies, whether conventional or based on IMRT/IGRT and brachytherapy, obsolete. Even incremental advances in competing technologies could result in the rejection of our products as a part of a generally accepted diagnostic or treatment regimen. If alternative therapies are proven or perceived to offer treatment options that are superior or more cost effective than the treatments our products provide, physician adoption of our products could be negatively affected and our revenues from our products could decline.

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

Our IMRT/IGRT products are used in connection with the delivery of high-powered external beam radiation to cancer patients. One or more of our IMRT/IGRT products could malfunction or be misused and cause serious injury or death to a patient. In addition, our IMRT/IGRT products might otherwise be determined to cause serious injury or other detrimental side effects. There is an inherent risk in our industry that we could be sued if one of our products results in, or is alleged to result in, a personal injury. Although we believe that we currently have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability, exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business.

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

Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of L. Michael Cutrer, our president and chief executive officer, and James W. Klingler, our chief financial officer. We carry key employee insurance for Mr. Cutrer in the amount of $2.5 million. Our future business and financial results could be adversely affected if the services of Messrs Cutrer or Klingler or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

In 2006, we licensed intellectual property which is currently the subject of litigation brought by WorldWide Medical Technologies in U.S. District Court against both the Company as well as their former employee, Richard Terwilliger, who is currently our Vice-President of New Product Development. This intellectual property relates to the Company’s brachytherapy business, specifically, certain needle-loading and stranding technologies. While the Company does not believe that it has any liability in this matter, and is vigorously defending itself in the litigation, we cannot predict what effect an adverse result from this litigation would have on our future sales of the products at issue.

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

Healthcare reforms, changes in health-care policies and unfavorable changes to third-party reimbursements for use of our products, could cause declines in the revenues  of our products.

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

For example, we have previously been informed that some private third-party payors regard IMRT as investigational or experimental and do not provide reimbursement for these services at this time. A reduction in or elimination of third-party payor reimbursement for treatments using our products would likely have a material adverse effect on our revenues.

Our results from operations arising out of our relationship with Prostate Centers of America (PCA) has been negatively impacted by administrative difficulties in reimbursement of our brachytherapy products in ambulatory surgical centers, despite recent changes in reimbursement for brachytherapy products in non-hospital settings. Our ability to receive payment for purchases already made by customers of PCA’s has been significantly impacted by these administrative difficulties, and we cannot be sure that full payment, or any payment, will be made on these past sales of brachytherapy seeds.

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

Intensity modulated radiation therapy and image-guided radiation therapy are both relatively new technologies and, to date, we have attained only limited penetration of the total potential worldwide market. Our future growth and success depends upon creating broad awareness and acceptance of IMRT/IGRT generally and our products in particular by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our IMRT/IGRT products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, as described above, potential customers who decide to utilize IMRT/IGRT may choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our IMRT/IGRT products include:

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

Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Asia and Europe.  However, we may encounter difficulties in gaining acceptance of our products in foreign markets, where we have limited experience marketing, servicing and distributing our products, and where we will be subject to additional regulatory burdens and other risks.

Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In 2005, less than 5% of our product revenues and less than 5% of our total revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

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

We regularly review potential transactions related to technologies, product candidates or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. Our acquisition of Theseus Imaging Corporation in October 2000 and the acquisition of NOMOS, in May 2004, are examples of such transactions. In the future, if we have sufficient available capital, we may choose to enter into such transactions. We may not be able to successfully integrate newly acquired organizations, products or technologies into our business and the process could be expensive and time consuming and may strain our resources. Depending upon the nature of any transaction, we may experience a charge to earnings which could be material.

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

•       Acquisitions that result in in-process research and development expenses may be charged fully in an individual quarter;

•       Sales of our IMRT/IGRT products are typically heavier in the final month of a fiscal quarter, leading to a disproportionately high use of cash in the first two months of a quarter;

•       Changes or anticipated change in third-party reimbursement amounts or policies applicable to treatments using our products;

•       Timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

•       The possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance;

•       Changes in the general economic conditions in the regions in which we do business;

•       Unfavorable outcome of any litigation; and

•       Accounting adjustments such as those relating to reserves for product recalls, stock option expensing as required under SFAS No. 123R and changes in interpretation of accounting pronouncements.

Being a public company significantly increases our administrative costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by NASDAQ in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These rules, regulations, and requirements have significantly increased our legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management. The Company expects its continued compliance with these and future rules and regulations to continue to require significant resources. These new rules and regulations also may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve on our audit committee.

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

The liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq National Market.

In the event that we are unable maintain compliance with all relevant Nasdaq Listing Standards, our securities may be subject to delisting from the Nasdaq National Market. If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected.

Alternatively, if faced with such delisting, we may submit an application to transfer the listing of our common stock to the Nasdaq SmallCap Market. The Nasdaq SmallCap Market also has a $1.00 minimum bid price requirement.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board maintained by Nasdaq, the American Stock Exchange, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

Delisting from Nasdaq would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital.

Item 2.                        PROPERTIES

We are headquartered in the Los Angeles, California metropolitan area where we occupy two properties totaling approximately 40,000 square feet used for manufacturing and administration. Our leases for each of these facilities expire in November 2006, with renewal options. We also have leased manufacturing and administration offices in the Pittsburgh, Pennsylvania metropolitan area of approximately 35,000 square feet. The lease expires in February 2013 with an extension option and the option to obtain additional space within the building. In addition, we have a small manufacturing facility in Seattle, Washington and small sales offices in Germany, the Netherlands and China. We believe that our facilities are adequate, suitable and of sufficient capacity  to support our current operations.

Item 3.                        LEGAL PROCEEDINGS

In December, 2004, an individual plaintiff, Steven Weeks, filed a complaint in the Coos County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Weeks to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in our CORVUS and BAT products. In September, 2005, prior to the case going to trial, the Company was party to a settlement agreement and the lawsuit is no longer an ongoing matter. Under the settlement agreement, the parties mutually agreed to dismiss all claims and counterclaims against each other without admitting any wrongdoing.

In November, 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it allegedly learned that Richard Terwilliger, (our current Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. We were served with this matter at approximately the same time Mr. Terwilliger was served with a state court claim seeking, among other things, a preliminary injunction preventing Terwilliger from engaging in certain conduct in connection with his employment with us. The Company has agreed to defend Mr. Terwilliger. Mr. Terwilliger and a company of which he is a part-owner, IdeaMatrix, Inc., have removed the state court claim to federal court and the case is pending before the same court as the case against us. We have also removed the complaint in the action against us. The schedule and scope of the preliminary injunction proceedings in the Terwilliger action have not been established by the court. The Company denies liability and intends to vigorously defend this case as it progresses.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.                EXECUTIVE OFFICERS OF THE REGISTRANT

L. Michael Cutrer 49,   has been the President and Chief Executive Officer and a Director of the Company since 1990. Previously, Mr. Cutrer was a Manager of Isotope Products Laboratory, Inc., a radioisotope manufacturing company, where he was responsible for industrial product manufacturing, research and development.

James W. Klingler 58,   joined North American Scientific, Inc. in July, 2004 as Senior Vice President and Chief Financial Officer. Previously, he was Vice President-Finance and Chief Financial Officer of Troy Group, Inc., a provider of secure check printing products and wireless connectivity solutions, from January 2002 to July 2004. From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that was merged into Hewlett-Packard Company. In prior positions, Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services for safety, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies Inc., a company that manufactures polyurethane products, from October 1994 to February 1999. Mr. Klingler holds a B.A. from The Ohio State University and an M.B.A. from the Columbia University Graduate School of Business.

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

	High	Low
Fiscal 2005
First Quarter	6.20	4.10
Second Quarter	5.94	2.55
Third Quarter	3.62	1.85
Fourth Quarter	4.13	1.90
Fiscal 2004
First Quarter	12.24	7.00
Second Quarter	10.94	7.59
Third Quarter	10.05	6.85
Fourth Quarter	7.85	4.91

As of  December 31, 2005, we had approximately 264 shareholders of record.

We have never paid cash dividends on our Common Stock and have no plans to do so.

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Year Ended October 31,
	2005	2004(1)	2003(2)	2002	2001(3)
	(In thousands, except for per share amounts)
Statement of Operations:
Net sales	$32,224	$24,737	$14,683	$20,780	$19,343
Cost of goods sold	20,056	15,818	6,944	7,581	6,862
Gross profit	12,168	8,919	7,739	13,199	12,481
Operating expenses	68,164	33,525	10,086	6,382	9,453
Income (loss) from operations	(55,996)	(24,606)	(2,347)	6,817	3,028
Interest and other income, net	121	579	1,749	1,834	2,078
Income (loss) before provision (benefit) for income taxes	(55,875)	(24,027)	(598)	8,651	5,106
Provision (benefit) for income taxes	—	(257)	—	2,087	(1,090)
Income (loss) from continuing operations	(55,875)	(23,770)	(598)	6,564	6,196
Income (loss) from discontinued operations (4)	362	(12,537)	(8,536)	(11,808)	(8,181)
Cumulative effect of change in accounting principle	—	—	(306)	—	—
Net loss	$(55,513)	$(36,307)	$(9,440)	$(5,244)	$(1,985)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(3.38)	$(1.81)	$(0.06)	$0.65	$0.64
Income (loss) from discontinued operations(4)	0.02	(0.95)	(0.83)	(1.16)	(0.84)
Cumulative effect of change in accounting principle	—	—	(0.03)	—	—
Net loss	$(3.36)	$(2.76)	$(0.92)	$(0.51)	$(0.20)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(3.38)	$(1.81)	$(0.06)	$0.57	$0.57
Income (loss) from discontinued operations(4)	0.02	(0.95)	(0.83)	(1.02)	(0.75)
Cumulative effect of change in accounting principle	—	—	(0.03)	—	—
Net loss	$(3.36)	$(2.76)	$(0.92)	$(0.45)	$(0.18)
Shares used in per share calculation
Basic	16,502	13,139	10,258	10,210	9,783
Diluted	16,502	13,139	10,258	11,596	10,961

	As of October 31,
	2005	2004(1)	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$3,623	$14,980	$49,115	$55,945	$54,342
Total assets	22,333	80,539	62,532	69,135	72,681
Total debt	—	—	—	—	—
Total stockholders’ equity	10,801	65,377	55,746	64,901	69,873

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

(4)          In September 2004, the Company’s Theseus operation was shut down. The Statement of Operations data include Theseus as a discontinued operation. The 2004 results include a loss on discontinued operations of $5.2 million and loss from operations of $7.3 million. Loss from operations consisted primarily of research and development expenses.

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

Overview

We manufacture, market and sell products for the radiation oncology community, including brachytherapy seeds and ancillary devices used primarily in the treatment of prostate cancer, as well as intensity modulated and image guidance radiation therapy products and services for localization and treatment of cancer. Our business is organized into two operating segments: IMRT/IGRT, and Radiation Sources.

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

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”), a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services. This acquisition was intended to significantly expand our product offerings to radiation oncologists. Under the terms of the agreement and plan of merger we paid approximately $58 million consisting of $11.5 million in cash, the issuance of 5.2 million shares of the Company’s common stock with a fair value of approximately $37.3 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $1.6 million in exchange for all of the outstanding capital stock of NOMOS. We manage this business as our IMRT/IGRT operating segment. Our financial results include 12 months of IMRT/IGRT operating results in fiscal 2005 and 6 months in fiscal 2004.

In October 2000, we acquired Theseus Imaging Corporation (“Theseus”), a company that had been engaged in the research and development of a proprietary radiopharmaceutical agent (referred to as “Hynic-Annexin V”). Over the following four years, we spent over $33 million on clinical trials and additional research. In July and August 2004, we assessed the long-term prospects of the Theseus product candidate and confirmed our previous estimates that the successful completion of development and receipt of regulatory approvals of Hynic-Annexin V would not occur earlier than 2007 and that the additional costs to achieve successful completion would be substantial. With limited capital resources and the additional need to fund product development of our recently acquired IMRT and IGRT products, we decided to explore alternative options for Theseus. Discussions with potential financial and strategic partners ceased in August 2004. As a direct result we shut-down the operation in September 2004.

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

Revenue Recognition

We sell products for the radiation oncology community, including brachytherapy seeds used in the treatment of cancer, as well as IMRT and IGRT products and services. Product revenue consists of brachytherapy, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC and Crane products. Software revenues consist of IMRT treatment planning software Corvus, Peregrine and Peacock and our IGRT products. Service revenue consists of warranty revenue and maintenance service agreements.

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

Inventory Reserves

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

The Company engaged an appraisal firm to perform an analysis of the goodwill and intangible assets acquired from NOMOS Corporation on May 4, 2004 to determine the fair value thereof under SFAS 142 and SFAS 144 as of the Company’s annual test date of September 30, 2005. The Company’s management and Audit Committee of the Board have reviewed and agree with the appraisal firm’s conclusions that the NOMOS goodwill and intangible assets are impaired, due to negative operating performance indicators of our IMRT/IGRT business, including three successive years of declining sales and continued net operating losses. As a result, the Company wrote down the NOMOS goodwill and intangible assets to their fair value in the quarter ended October 31, 2005, as follows:

	Sept. 30, 2005	Sept. 30, 2005
($000)	Carrying Value	Fair Value	Impairment
NOMOS Goodwill	$18,525	$2,564	$15,961
NOMOS Intangible Assets	27,103	3,180	23,923
TOTAL	$45,628	$5,744	$39,884

In addition, the Company performed an internal analysis under SFAS 142 and SFAS 144 as of the Company’s annual test date of September 30, 2005 of the goodwill and intangible assets acquired from Radiation Therapy Products (RTP) in August, 2003 to determine the fair value thereof under the applicable standards. The Company concluded that the goodwill and intangible assets acquired from RTP were impaired due to negative operating performance indicators, including the RTP products lower sales and net operating losses. As a result, the Company wrote down the RTP goodwill by $207,000 and the RTP intangible assets by $122,000 to their fair value in the quarter ended October 31, 2005.

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

Results of Operations

Fiscal 2005 vs. Fiscal 2004

Net sales.   Net sales increased $7.5 million, or 68%, to $32.2 million for the year ended October 31, 2005 from $24.7 million for the year ended October 31, 2004. The increase in sales is attributed an additional $8.5 million of net sales from our IMRT/IGRT business segment acquired in the purchase of NOMOS in May 2004, reflecting a full year’s results from that business segment, offset by a $1.0 million decrease of net sales in our Radiation Sources business. The decrease in our Radiation Sources business reflects a decline in average selling prices due to competition. Our service revenue is related to our IMRT/IGRT business, and increased $6.1 million, or 115%, to $11.4 million for the full year ended October 31, 2005 from $5.3 million for the six months ended October 31, 2004.

Gross profit.   Gross profit increased $3.2 million, or 36%, to $12.2 million for the year ended October 31, 2005 from $8.9 million for the fiscal year ended October 31, 2004. The increase in our gross profit is attributed to a full year’s results from our IMRT/IGRT business which was acquired in May 2004 partially offset by a decline in sales of our Radiation Sources business. Gross profit for fiscal year 2005 consisted of $8.3 million from our IMRT/IGRT business and $3.9 million from our Radiation Sources business. The gross profit on our service revenue related to our IMRT/IGRT business increased $4.1 million, or 41%, to $7.0 million for the full year ended October 31, 2005 from $2.9 million for the six months ended October 31, 2004, reflecting a full year’s results.

Gross profit as a percent of sales increased from 36% in fiscal year 2004 to 38% in fiscal year 2005 primarily due to a higher proportion of service revenue relative to product revenue in fiscal 2005 compared to fiscal 2004. Service revenue has a higher gross profit as a percent of sales than product revenue. Gross profit as a percent of sales by business segment for fiscal year 2005 consisted of 41% of sales from our IMRT/IGRT business and 32% of sales from our Radiation Sources business. The gross profit as a percent of sales of our IMRT/IGRT business was impacted by an increase in the reserve for excess and obsolete inventory of $0.7 million, or 3% of sales. We plan that gross profit margins of both businesses will improve over time with the anticipated increase in sales volumes as new products are introduced.

Selling expenses.   Selling expenses comprised primarily of salaries, commissions, and marketing costs,  increased $2.2 million or 32%, to $8.9 million for the fiscal year ended October 31, 2005, from $6.7 million for the fiscal year ended October 31, 2004. The increase in selling expenses is attributed to the additional selling expense related to the sales of IMRT/IGRT products as a result of our acquisition of the IMRT/IGRT business in May 2004.

General and administrative expenses (“G&A”).   G&A decreased $1.8 million or 14%, to $10.4 million for the fiscal year ended October 31, 2005, from $12.2 million for the fiscal year ended October 31, 2004. The decrease in G&A is primarily attributed to expenses in fiscal year 2004 which did not recur in fiscal year 2005, including severance costs associated with the resignation of our former chief financial officer ($0.9 million), and the consolidation of Prostate Centers of America ($1.0 million). See Note 5 to the consolidated financial statements for a discussion of Prostate Centers of America.. The increase in G&A expense in fiscal year 2005 resulting from the acquisition of our IMRT/IGRT business was offset by cost reductions in G&A expense in Radiation Sources.

Research and development (“R&D”).   R&D increased $3.1 million or 97%, to $6.3 million for the fiscal year ended October 31, 2005, from $3.2 million for the fiscal year ended October 31, 2004. The increase in R&D spending is primarily due to the acquisition of IMRT/IGRT business in May 2004. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products. We expect that the majority of our R&D expense will be related to our IMRT/IGRT business segment.

Amortization of intangible assets.   Amortization of intangible assets increased by $1.1 million to $2.3 million for the fiscal year ended October 31, 2005 from $1.2 million for the fiscal year ended October 31, 2004. The increase resulted from a full year of amortization of the intangible assets in our IMRT/IGRT business in the year ended October 31, 2005 compared to six months of amortization in the year ended October 31, 2004.

Write-down of goodwill and intangible assets.   A $40.2 million impairment charge was recorded in our fiscal fourth quarter ended October 31, 2005 to write-down the goodwill and intangible assets acquired in the NOMOS acquisition in May, 2004 ($40.0 million), and the RTP acquisition in August, 2003 ($0.2 million). See Notes 11 and 12 to the consolidated financial statements for a discussion of the impairment charge.

Interest and other income, net.   Interest and other income, net decreased $0.5 million, or 79% to $0.1 million for the fiscal year ended October 31, 2005 from $0.6 million for the fiscal year ended October 31, 2004. This decrease reflects lower interest income as a result of a reduced portfolio of marketable securities in fiscal 2005.

Provision (benefit) for income taxes.   Results of operations for the year ended October 31, 2004 included a benefit for income taxes of $0.3 million for an income tax refund received during 2004. No benefits were recognized for losses incurred in 2005, 2004 and 2003 due to the uncertainty of our ability to realize the future benefit of our deferred tax assets.

Gain from discontinued operation.   A gain of $0.4 million was recorded on the discontinued Theseus operation for the fiscal year ended October 31, 2005 compared to a loss of $12.5 million for the fiscal year ended October 31, 2004. The gain in fiscal year 2005 resulted from actual shut-down expenses that were below estimated expenses that we had previously accrued.

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

Gross profit.   Gross profit increased $1.2 million or 15% to $8.9 million for the year ended October 31, 2004 from $7.7 million for the fiscal year ended October 31, 2003. The increase in our gross profit is attributed to the acquisition of our IMRT/IGRT business in May 2004 offset by a decline in unit volume of Radiation Sources business. Gross profit as a percent of sales decreased from 53% to 36% during this period. Gross profit for fiscal 2004 consisted of $3.4 million or 29% of sales from our IMRT/IGRT business and $5.5 million or 43% of sales from our Radiation Sources business. The gross profit as a percent of sales of our IMRT/IGRT business was impacted by a charge for excess product inventory of $0.7 million and a charge for excess product warranty replacement parts of $0.5 million.

Our gross profit on service revenues was $2.9 million or 56% percent of sales. The increase in gross profit on service revenues in the fiscal year ended October 31, 2004 is due to the acquisition of our IMRT/IGRT business in May 2004.

In July, 2004, we introduced our next generation BAT, and in the fourth quarter 2004 we initiated a trade-in program for previous BAT versions, resulting in an increase in excess inventory of older  BAT models. Sales price discounts and returns associated with the BAT trade-in program unfavorably impacted sales and gross profit by $0.2 million. The decrease in gross profit as a percentage of sales is also due to a reduction in unit volume as we transitioned in the second quarter of 2003, to a direct sales force for our brachytherapy business and the addition of certain low margin brachytherapy accessories that are contracted out. We expect margins of both businesses to improve over time with the anticipated increase in sales volumes as our sales team becomes more fully integrated and new products are introduced.

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

General and administrative expenses (“G&A”).   G&A increased $6.0 million or 98%, to $12.2 million for the fiscal year ended October 31, 2004, from $6.2 million for the fiscal year ended October 31, 2003. The increase in G&A is primarily attributed to (i) the acquisition of IMRT/IGRT business ($2.3 million), (ii) severance costs associated with the resignation of our former chief financial officer ($0.9 million), (iii) increased accounting fees ($1.0 million), (iv) an increase in the allowance for doubtful accounts ($0.5 million), and (v) the consolidation of Prostate Centers of America (“PCA”) ($1.0 million). See Note 5 to the consolidated financial statements for a discussion of PCA.

Research and development (“R&D”).   R&D increased $2.7 million or 543%, to $3.2 million for the fiscal year ended October 31, 2004, from $0.5 million for the fiscal year ended October 31, 2003. The increase in R&D spending is primarily due to the acquisition of IMRT/IGRT business in May 2004. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Amortization of intangible assets.   Amortization of intangible assets increased to $1.2 million for the fiscal year ended October 31, 2004 from $13,000 for the fiscal year ended October 31, 2003, primarily due to the acquisition of our IMRT/IGRT business in May 2004.

In-process research and development (“IPR&D”).   During the fiscal year ended October 31, 2004, we purchased NOMOS, and as a result incurred a charge of $9.2 million for IPR&D. See Note 4 to the consolidated financial statements for a discussion of IPR&D.

Merger and integration costs.   As a result of our purchase of NOMOS, we incurred $1.1 million in merger and integration costs related to severance and information technology costs.

Interest and other income, net.   Interest and other income, net decreased $1.1 million, or 67% to $0.6 million for the fiscal year ended October 31, 2004 from $1.7 million for the fiscal year ended October 31, 2003. This decrease reflects lower interest income as a result of a reduced portfolio of marketable securities in fiscal 2004 and a gain of approximately $0.6 million resulting from the sale of our remaining shares of RadioMed Corporation, a privately held company in fiscal 2003.

Provision (benefit) for income taxes.   Results of operations for the year ended October 31, 2004 included a benefit for income taxes of $0.3 million for an income tax refund received during 2004. No benefits were recognized for losses incurred in 2004 and 2003 due to the uncertainty of our ability to realize the future benefit of our deferred tax assets.

Loss from discontinued operation.   Loss on discontinued Theseus operation increased $4.0 million, or 47% to $12.5 million for the fiscal year ended October 31, 2004 from $8.5 million for the fiscal year ended October 31, 2003. The increase in loss is attributed to the cost of shutting down the Theseus operation consisting primarily of impairment of goodwill ($3.6 million), loss on disposal of fixed assets ($0.5 million), abandonment of licenses and severance ($1.1 million) offset by a reduction of clinical trial and other research costs ($1.2 million). Loss from discontinued Theseus operation included $5.8 million and $6.9 million of R&D expenses for the years ended October 31, 2004 and 2003, respectively.

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

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses. We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and from private placements of our common stock. We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, public offerings and private placements of our common stock, and bank lines of credit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses of $55.5 million, $36.3 million, and $9.4 million for the years ended October 31, 2005, 2004 and 2003, respectively and have used cash in operations of $12.0 million, $23.3 million and $6.3 million for the years ended October 31, 2005 2004 and 2003, respectively. As of October 31, 2005, we had cash, cash equivalents and marketable securities of $3.6 million and an accumulated deficit of $110.4 million.

Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, the issuance of our common stock and/or debt as well as our anticipated available bank lines of credit will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control. There is no assurance that we will be successful with these plans. However, if events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product  lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms,  or the cessation of operations.

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash, cash equivalents, and investments in marketable securities.   At October 31, 2005, we had cash and cash equivalents, and investments in marketable securities aggregating approximately $3.6 million, a decrease of approximately $11.3 million from $15.0 million at October 31, 2004. The decrease was primarily attributed to $10.9 million used in continuing operating activities, $0.6 million used in discontinued Theseus operations, $0.3 million used for capital expenditures, and a $0.5 million reduction from the de-consolidation of PCA, partially offset by $0.9 million in cash received from the exercise of stock options and the employee stock purchase plan.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

During the year ended October 31, 2005, we received $0.9 million from the exercise of stock options and the purchase of shares related to our employee stock purchase plan. Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return, consistent with these two objectives. We invest excess cash in securities with varying maturities to meet projected cash needs.

Equipment and leasehold improvements.   Equipment and leasehold improvements (“Fixed Assets”) decreased approximately $1.3 million to $2.8 million at October 31, 2005, from $4.1 million at October 31, 2004. The decrease in Fixed Assets reflects capital expenditures of $0.3 million offset by $1.1 million in depreciation expense, and a $0.5 million reduction from the de-consolidation of PCA.

Accounts payable and accrued expenses.   Accounts payable and accrued expenses decreased approximately $2.0 million to $6.9 million as of October 31, 2005, from $8.9 million at October 31, 2004, primarily due to a $1.1 million reduction from the de-consolidation of PCA and a reduction in accrued expenses, including accrued shut-down expenses related to the discontinued operations.

Deferred revenue.   Deferred revenue decreased approximately $1.6 million as of October 31, 2005 from October 31, 2004. The decrease was attributable to a reduction in the sales of products and services in our IMRT/IGRT business acquired in May 2004. Deferred revenue consists of unearned service revenue and the deferral of software product revenue where customer acceptance has not been received or for new products where acceptance by our customers has not been clearly established.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. We also have purchase commitments to suppliers under blanket purchase orders.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,005,000	$748,000	$1,002,000	$984,000	$1,271,000
Purchase commitments	168,000	168,000	—	—	—
	$4,173,000	$916,000	$1,002,000	$984,000	$1,271,000

Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, and our anticipated available bank lines of credit will be sufficient to meet working capital and capital requirements through at least the next twelve months.

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

If we should require additional financing due to continued operating losses or other unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on favorable terms. If additional funds are raised by issuing equity securities, dilution to existing stockholders would result. Insufficient funds may require us to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product  lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms,  or the cessation of operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company will implement SFAS 123R in our fiscal year beginning November 1, 2005. We are currently evaluating the impact of this new standard, but we estimate the impact of applying the various provisions of SFAS No. 123R will result in an expense of approximately $1.3 million during each of the next four years if all current unvested stock options vest on the scheduled dates and the assumptions in the Black-Scholes model remain the same (See Notes 1 and 13 to the consolidated financial statements).

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs”. This Statement  amends  the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the  accounting  for abnormal amounts of idle  facility  expense, freight,  handling  costs,  and wasted  material  (spoilage). In addition,  this  Statement  requires  that  allocation  of  fixed production  overhead to the costs of conversion be based  on  the normal capacity of the production facilities. The provisions of this Statement will be effective for fiscal years beginning after June 15, 2005. The Company will implement SFAS No. 151 in our fiscal year beginning November 1, 2005. We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for fiscal periods beginning after June 15, 2005. The Company  implemented SFAS No. 153 in our fiscal period beginning August 1, 2005. The implementation of SFAS No. 153 did not have a material impact upon our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement asset obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/ or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The Company will implement FIN No. 47 in its fiscal year beginning November 1, 2005. Management does not expect adoption of FIN No.47  to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning November 1, 2006. We are currently evaluating the impact  of this new standard, but believe that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

Related Party Transactions

In October 2003, we entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”). Based on the terms of the agreement, we determined that PCA is a variable interest entity (“VIE”) as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51., and, therefore we were required to include the operations of PCA in our consolidated financial statements for the fiscal years ended October 31, 2003 and 2004, even though we did not have an equity interest in PCA. In the fiscal year ended October 31, 2005, the Company determined that PCA is no longer a VIE, because: (i) during the year ended October 31, 2005, other outside parties provided additional funding to PCA which resulted in the Company no longer being the holder of the variable interest that would hold the majority of the entity’s losses, (ii) PCA’s other creditors have no recourse against the Company, (iii) the Company has no equity interest in PCA, and (iv) PCA has informed the Company that it likely will cease operations in 2006. As a result, the Company did not consolidate PCA as a VIE in its financial statements for the fiscal year ended October 31, 2005. (See Note 5).

In October 2003, we also entered into a sales agreement with TC2B, LLC, the majority shareholder of PCA to provide brachytherapy seeds. On October 31, 2005, total trade receivables due from TC2B were $1.0 million and sales to TC2B during the year ended October 31, 2005 were $0.8 million. The trade receivable balance is fully reserved in the allowance for doubtful accounts, and we recognized $0.4 million of the revenue from sales to TC2B in the fiscal year ended October 31, 2005.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and marketable securities. At October 31, 2005, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, changes in interest rates are not expected to have a material effect on our near-term financial condition or results of operations.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct. The Company’s internal control over financial reporting includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

Management’s Process to Assess the Effectiveness of Internal Control Over Financial Reporting

Management’s conclusion on the effectiveness of internal control over financial reporting is based on a thorough and comprehensive evaluation and analysis of the five elements of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. (shown in italics below), and is based on, but not limited to, the following:

•       Documentation of entity-wide controls establishing the culture and “tone-at-the-top” of the organization, in support of the Company’s Control Environment, Risk Assessment Process, Information and Communication policies and the ongoing Monitoring of these control processes and systems.

•       An evaluation of Control Activities by work process. Key controls and compensating controls were documented and tested by each work process within the Company, including controls over all relevant financial statement assertions related to all significant accounts and disclosures. Internal control deficiencies were identified and prioritized, and appropriate remediation action plans were defined, implemented and retested.

•       A centralized review and analysis of all internal control deficiencies across the enterprise to determine whether such deficiencies, either separately or in the aggregate, represented a significant deficiency or material weakness.

•       An evaluation of any changes in work processes, systems, organization or policy that could materially impact internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of October 31, 2005, such internal control is effective. In making this assessment, management used the criteria set forth by COSO. In coming to the conclusion that the internal controls over financial reporting are effective, management considered, among other things, some control deficiencies identified in the monitoring of certain processes. None of these deficiencies, either alone or aggregated with other deficiencies, resulted in a material misstatement of the financial statements. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Singer Lewak Greenbaum & Goldstein LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)          Changes in internal controls.

There were no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.               OTHER INFORMATION.

None

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than the information with respect to our executive officers, which is set forth in Item 4A of  Part I, the information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2005.

We have a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller.

Item 11.                 EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2005.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2005.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2005.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2005.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements of the Company
	Report of Independent Registered Public Accounting Firm— Singer Lewak Greenbaum & Goldstein LLP	64
	Report of Independent Registered Public Accounting Firm— PricewaterhouseCoopers LLP	66
	Consolidated Balance Sheets	67
	Consolidated Statements of Operations	68
	Consolidated Statements of Changes in Stockholders’ Equity	69
	Consolidated Statements of Cash Flows	70
	Notes to Consolidated Financial Statements	71
2.	Financial Statement Schedule
	Report of Independent Registered Public Accounting Firm— Singer Lewak Greenbaum & Goldstein LLP	94
	Schedule II—Valuation and Qualifying Accounts	95
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
	Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b)          Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) of the Registrant’s Registration Statement on Form 10-SB, filed August 22, 1995.
3.2	Certificate of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-QSB for the quarterly period ended July 31, 1998.
3.3	Certificate of Domestication of the Registrant, incorporated by reference to Exhibit 3(i)(a) of the Registrant’s Registration Statement on Form 10-SB, filed August 22, 1995.
3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant’s Registration Statement on Form 10-SB, filed August 22, 1995.
10.1	Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-KSB, filed January 29, 1998.
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

10.16

Employment Agreement dated May 5, 2004, by and between John W. Manzetti. and the Company, incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration #333-110766), filed November  26, 2003.

10.17

Second Amendment to Agreement and Plan of Merger by and among the Registrant, AM Capital I, Inc. and NOMOS Corporation, incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K filed March 5, 2004.

10.18

The First Amendment dated as of April 28, 2004, to the Rights Agreement, dated as of October 12, 1998 by and between the Registrant and U.S. Stock Transfer Corporation, incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K filed April 30, 2004.

10.19	Agency Agreement dated as of March 17, 2004, by and between the Registrant and NOMOS Corporation, incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K filed March 22, 2004.
10.20	Lease Agreement dated August 22, 2002, by and between NOMOS Corporation and Cranberry 200 Venture, L.P., incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed March 11, 2005.
10.21

Amendment to Lease Agreement dated August 22, 2002, by and between NOMOS Corporation and Cranberry 200 Venture, L.P., incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed March 11, 2005.

10.22

Secured Loan Agreement dated as of October 15, 2003 by and between the Registrant and Prostate Centers of America, incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed March 11, 2005.

10.23

Settlement Agreement dated as of August 4, 2004, by and among the Registrant, NOMOS Corporation and Parker/Hunter, Incorporated, incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed March 11, 2005.

10.24

Loan Agreement and Security Agreement, dated October 5, 2005, between NASI, the Subsidiaries and Silicon Valley Bank., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 11, 2005.

10.25*	Amendment to Loan Agreement and Security Agreement, dated January 12, 2006, between NASI, the Subsidiaries and Silicon Valley Bank.
14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed January 23, 2004.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Singer Lewak Greenbaum & Goldstein LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1*	Certification pursuant to Rule 13a-14b under the Exchange Act and 18 U.S.C -1350.

+                Compensation plan or agreement

*                    Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Scientific, Inc.
Chatsworth, California

We have audited the consolidated balance sheet of North American Scientific, Inc. and subsidiaries (collectively, the “Company”) as of October 31, 2005, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Scientific, Inc. and subsidiaries as of October 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North American Scientific, Inc.’s and subsidiaries internal control over financial reporting as of October 31, 2005, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated January 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of North American Scientific, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of North American Scientific, Inc.’s internal control over financial reporting.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

January 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Scientific, Inc.
Chatsworth, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, included in Item 9A, that North American Scientific, Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” North American Scientific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that North American Scientific, Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on  “criteria established in Internal Control—Integrated Framework issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO).” Also, in our opinion, North American Scientific, Inc. maintained, in all material respect, effective internal control over financial reporting as of October 31, 2005, based on  “criteria established in Internal Control—Integrated Framework issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of North American Scientific, Inc. and our report dated January 10, 2006 expressed an unqualified opinion.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

January 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
North American Scientific, Inc.

In our opinion, the consolidated balance sheet as of October 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2004 present fairly, in all material respects, the financial position of North American Scientific, Inc. and its subsidiaries (the “Company”) at October 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein as of October 31, 2004 and for each of the two years in the period ended October 31, 2004 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities during the year ended October 31, 2003. As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of  November 1, 2002.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2005

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	October 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$2,630,000	$2,334,000
Marketable securities, held to maturity	993,000	10,046,000
Accounts receivable, net of reserves	5,521,000	7,132,000
Inventories, net of reserves	3,731,000	4,871,000
Prepaid expenses and other current assets	794,000	1,061,000
Total current assets	13,669,000	25,444,000
Non-current marketable securities	—	2,600,000
Equipment and leasehold improvements	2,836,000	4,127,000
Goodwill	2,564,000	18,732,000
Intangible assets, net	3,158,000	29,504,000
Other assets	106,000	132,000
Total assets	$22,333,000	$80,539,000
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,164,000	$2,061,000
Accrued expenses	4,706,000	6,808,000
Deferred revenue	4,662,000	6,293,000
Total liabilities	11,532,000	15,162,000
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 17,056,669 (2005) and 16,308,487 (2004) shares issued; and 16,948,643 (2005) and 16,200,461 (2004) shares outstanding	173,000	163,000
Additional paid-in capital	121,147,000	120,220,000
Treasury stock, at cost—108,026 common shares	(129,000)	(129,000)
Accumulated deficit	(110,390,000)	(54,877,000)
Total stockholders’ equity	10,801,000	65,377,000
Total liabilities and stockholders’ equity	$22,333,000	$80,539,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2005	2004	2003
Revenue
Product	$20,780,000	$19,486,000	$14,683,000
Service	11,444,000	5,251,000	—
Total revenue	32,224,000	24,737,000	14,683,000
Cost of revenues
Product	15,597,000	13,482,000	6,944,000
Service	4,459,000	2,336,000	—
Total cost of revenue	20,056,000	15,818,000	6,944,000
Gross profit	12,168,000	8,919,000	7,739,000
Selling expenses	8,874,000	6,709,000	3,411,000
General and administrative expenses	10,442,000	12,179,000	6,163,000
Research and development	6,334,000	3,209,000	499,000
Amortization of intangible assets	2,300,000	1,172,000	13,000
Writedown of goodwill and intangible assets	40,214,000	—	—
In-process research and development	—	9,200,000	—
Merger and integration costs	—	1,056,000	—
Total operating expenses	68,164,000	33,525,000	10,086,000
Loss from operations	(55,996,000)	(24,606,000)	(2,347,000)
Interest and other income, net	121,000	579,000	1,749,000
Income (loss) before provision (benefit) for income taxes	(55,875,000)	(24,027,000)	(598,000)
Provision (benefit) for income taxes	—	(257,000)	—
Loss from continuing operations	(55,875,000)	(23,770,000)	(598,000)
Income (loss) from discontinued operation (including a loss on disposal of $5,231,000 in 2004)	362,000	(12,537,000)	(8,536,000)
Loss before cumulative effect of change in accounting principle	(55,513,000)	(36,307,000)	(9,134,000)
Cumulative effect of change in accounting principle	—	—	(306,000)
Net loss	$(55,513,000)	$(36,307,000)	$(9,440,000)
Basic and diluted loss per share:
Continuing operations	$(3.38)	$(1.81)	$(0.06)
Discontinued operations	0.02	(0.95)	(0.83)
Cumulative effect of change in accounting principle	—	—	(0.03)
Net loss	$(3.36)	$(2.76)	$(0.92)
Weighted average number of common shares outstanding
Basic and diluted	16,502,071	13,138,721	10,257,688

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Changes in Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at October 31, 2002	10,250,136	$103,000	$73,929,000	—	$—	$(9,131,000)	$64,901,000
Common stock issued upon exercise of stock options	7,100	—	34,000	—	—	—	34,000
Common stock issued under employee stock purchase plan	21,005	—	147,000	—	—	—	147,000
Purchase of treasury stock	—	—	—	19,000	(129,000)	—	(129,000)
Shares issued upon acquisition	20,000	—	186,000	—	—	—	186,000
Compensatory stock options, issued to non-employees	—	—	47,000	—	—	—	47,000
Net loss	—	—	—	—	—	(9,440,000)	(9,440,000)
Balance at October 31, 2003	10,298,241	103,000	74,343,000	19,000	(129,000)	(18,571,000)	55,746,000
Common stock issued upon exercise of stock options	717,864	7,000	3,509,000	—	—	—	3,516,000
Common stock issued under employee stock purchase plan	24,285	—	167,000	—	—	—	167,000
Modification of stock options issued to an employee	—	—	351,000	—	—	—	351,000
Shares issued for NOMOS acquisition	5,268,097	53,000	37,257,000	—	—	—	37,310,000
Shares returned relating to NOMOS acquisition	—	—	—	89,026	—	—	—
Options assumed upon acquisition	—	—	4,593,000	—			4,593,000
Net loss	—	—	—	—	—	(36,307,000)	(36,307,000)
Balance at October 31, 2004	16,308,487	163,000	120,220,000	108,026	(129,000)	(54,877,000)	65,377,000
Common stock issued upon exercise of stock options	687,013	9,000	755,000	—	—	—	764,000
Common stock issued under employee stock purchase plan	59,742	1,000	172,000	—	—	—	173,000
Shares issued for NOMOS acquisition	1,427	—	—	—	—	—	—
Net loss	—	—	—	—	—	(55,513,000)	(55,513,000)
Balance at October 31, 2005	17,056,669	$173,000	$121,147,000	108,026	$(129,000)	$(110,390,000)	$10,801,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(55,513,000)	$(36,307,000)	$(9,440,000)
Loss (gain) from discontinued operations	(362,000)	12,537,000	8,536,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-down of goodwill and intangible assets	40,214,000	—	—
Write-off in-process research and development	—	9,200,000	—
Depreciation and amortization	3,371,000	2,139,000	780,000
Provision for doubtful accounts	709,000	522,000	65,000
Non-cash stock compensation expense	—	351,000	47,000
Cumulative effect of change in accounting principle	—	—	306,000
Gain on sale of non-marketable securities	—	—	(600,000)
Other	—	—	113,000
Changes in assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	903,000	(2,579,000)	295,000
Inventories	1,140,000	414,000	(24,000)
Income taxes	—	496,000	510,000
Prepaid expenses and other assets	110,000	2,081,000	(997,000)
Accounts payable	148,000	(1,310,000)	361,000
Accrued expenses	(470,000)	(3,965,000)	2,415,000
Deferred revenue	(1,631,000)	1,552,000	—
Net cash provided by (used in) continuing operations	(11,381,000)	(14,869,000)	2,367,000
Net cash used in discontinued operations	(578,000)	(8,393,000)	(8,630,000)
Net cash provided by (used in) operating activities	(11,959,000)	(23,262,000)	(6,263,000)
Cash flows from investing activities:
Proceeds from sale of marketable securities	11,653,000	52,108,000	39,649,000
Purchases of marketable securities	—	(17,400,000)	(33,766,000)
Proceeds from sales of non-marketable securities	—	—	408,000
Acquisitions, net of cash acquired	—	(13,248,000)	(662,000)
Capital expenditures	(335,000)	(1,308,000)	(365,000)
Net cash provided by (used in) investing activities	11,318,000	20,152,000	5,264,000
Cash flows from financing activities:
Net proceeds from stock options and stock purchase plan	937,000	3,683,000	181,000
Purchase of common stock as treasury stock	—	—	(129,000)
Net cash provided by financing activities	937,000	3,683,000	52,000
Net increase (decrease) in cash and cash equivalents	296,000	573,000	(947,000)
Cash and cash equivalents at beginning of period	2,334,000	1,761,000	2,708,000
Cash and cash equivalents at end of period	$2,630,000	$2,334,000	$1,761,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

North American Scientific, Inc. (the “Company”), a Delaware corporation, designs, develops and manufactures and sells products for radiation therapy, including brachytherapy, and planning and delivery technology for intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”). In May 2004, the Company acquired NOMOS Corporation (“NOMOS”), which develops and markets products used during external beam radiation therapy for the treatment of cancer (See Note 4). The Radiation Sources segment develops and markets radioisotopic products including brachytherapy seeds and accessories used in the treatment of cancer and non-therapeutic products used in medical, environmental, research and industrial applications. The Company’s Theseus operation had been developing a radiopharmaceutical imaging agent for various medical diagnostic and monitoring functions, including the management of chemotherapy treatment. In September 2004, the Company discontinued its operations of Theseus (See Note 3).

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses of $55.5 million, $36.3 million, and $9.4 million for the years ended October 31, 2005, 2004 and 2003, respectively and have used cash in operations of $12.0 million, $23.3 million and $6.3 million for the years ended October 31, 2005 2004 and 2003, respectively. As of October 31, 2005, we had cash, cash equivalents and marketable securities of $3.6 million and an accumulated deficit of $110.4 million.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional debt or equity financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product  lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms,  or the cessation of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

As a result of the Company’s disposal of its Theseus operation in September 2004, the Company’s previously reported Consolidated Statements of Operations and Cash Flows for the fiscal year 2003 have been restated to present the discontinued Theseus operations separate from continuing operations (See Note 3). Certain other reclassifications have been made to prior year balances in order to conform to the current year presentation.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Maintenance and repair costs are expensed as incurred, while improvements are capitalized. Gains or losses resulting from the disposition of assets are included in income. Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and equipment	3–7 years
Leasehold improvements	Lesser of the useful life or term of lease

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

Intangible Assets

License agreements are amortized on a straight-line basis over periods ranging up to fifteen years. The amortization periods of patents are based on the lives of the license agreements to which they are associated  or the approximate remaining lives of the patents, whichever is shorter. Purchased intangible assets with finite lives are carried at cost less accumulated amortization and are amortized on a straight-line basis over periods ranging from three to twelve years.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Year Ended October 31,
	2005	2004	2003
Net loss, as reported	$(55,513,000)	$(36,307,000)	$(9,440,000)
Add: stock-based compensation recognized	—	351,000	—
Less: total stock-based compensation(1)	(1,318,000)	(2,561,000)	(2,151,000)
Net loss, as adjusted	$(56,831,000))	$(38,517,000)	$(11,591,000)
Basic loss per share, as reported	$(3.36)	$(2.76)	$(0.92)
Diluted loss per share, as reported	$(3.36)	$(2.76)	$(0.92)
Basic loss per share, as adjusted	$(3.44)	$(2.93)	$(1.13)
Diluted loss per share, as adjusted	$(3.44)	$(2.93)	$(1.13)

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

	Year Ended October 31,
	2005	2004	2003
Net loss, as reported	$(55,513,000)	$(36,307,000)	$(9,440,000)
Weighted average shares outstanding—Basic	16,502,071	13,138,721	10,257,688
Dilutive effect of stock options and warrants	—	—	—
Weighted average shares outstanding—Diluted	16,502,071	13,138,721	10,257,688
Basic loss per share	$(3.36)	$(2.76)	$(0.92)
Diluted loss per share	$(3.36)	$(2.76)	$(0.92)

Stock options and warrants to purchase 2,862,849, 3,673,210 and 2,313,726 common shares for the years ended October 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted loss per share for those years because their effect would have been anti-dilutive.

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

Significant Concentrations

As of October 31, 2005, there were no customers that made up more than 10% of the accounts receivable or generated more than 10% of sales for the year ended October 31, 2005. The Company had an exclusive agreement with Mentor Corporation (“Mentor”) for the distribution of its brachytherapy products which terminated in January 2003. This customer represented 27% and 78% of total revenues for the years ended October 31, 2003 and 2002, respectively. In addition, two other customers each represented 11% of total revenues for the year ended October 31, 2003. As of October 31, 2003, the Company had one customer that accounted for 14% of gross trade receivables.

The Company relies on certain companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand and materially impact future operating results.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company will implement SFAS 123R in our fiscal year beginning November 1, 2005. We are currently evaluating the impact of this new standard, but we estimate the impact of applying the various provisions of SFAS No. 123R will result in an expense of approximately $1.3 million during each of the next four years if all current unvested stock options vest on the scheduled dates and the assumptions in the Black-Scholes model remain the same (See Notes 1 and 13 to the consolidated financial statements).

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”. This Statement  amends  the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the  accounting  for abnormal amounts of idle  facility  expense, freight,  handling  costs,  and wasted  material  (spoilage). In addition,  this  Statement  requires  that  allocation  of  fixed production  overhead to the costs of conversion be based  on  the normal capacity of the production facilities. The provisions of this Statement will be effective for fiscal years beginning after June 15, 2005. The Company will implement SFAS No. 151 in our fiscal year beginning November 1, 2005. We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges  of  Non-monetary Assets—an amendment of APB Opinion  No. 29”. This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary  exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for fiscal periods beginning after June 15, 2005. The Company  implemented SFAS No. 153 in our fiscal period beginning August 1, 2005. The implementation of SFAS No. 153 did not have a material impact upon our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement asset obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/ or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The Company will implement FIN No. 47 in its fiscal year beginning November 1, 2005. Management does not expect adoption of FIN No.47  to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning November 1, 2006. We are currently evaluating the impact  of this new standard, but believe that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

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

	Year Ended October 31,
	2005	2004	2003
Net sales
IMRT/IGRT	$20,192,000	$11,759,000	$—
Radiation Sources	12,032,000	12,978,000	14,683,000
	$32,224,000	$24,737,000	$14,683,000
Income (loss) from operations
IMRT/IGRT	$(51,271,000)	$(17,766,000)	$—
Radiation Sources	(4,725,000)	(6,840,000)	(2,347,000)
	$(55,996,000)	$(24,606,000)	$(2,347,000)

	October 31,
	2005	2004
Goodwill
IMRT/IGRT	$2,564,000	$18,525,000
Radiation Sources	—	207,000
Discontinued operation	—	—
Total goodwill	$2,564,000	$18,732,000
Total assets
IMRT/IGRT	$14,899,000	$61,719,000
Radiation Sources	7,418,000	18,608,000
Discontinued operation	16,000	212,000
Total assets	$22,333,000	$80,539,000

NOTE 3—DISCONTINUED OPERATION

In September 2004, the Company discontinued its Theseus Operation which had been engaged in the research and development of a proprietary radiopharmaceutical agent (referred to as “Hynic-Annexin V”) since its acquisition in October 2000. The Company believed that successful completion of development and receipt of regulatory approvals allowing the marketing of Hynic-Annexin V would not occur earlier than 2007 and the additional costs would be substantial. During the third quarter of fiscal 2004, the Company determined that it needed to review the carrying value of Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program. The Company determined that the carrying value of the Theseus assets at July 31, 2004 exceeded their fair value, as determined by estimated future cash flows, and therefore, recorded a $4.7 million charge for the impairment of goodwill and long-lived assets. Discussions with the various potential financial and strategic partners ceased in August 2004, which resulted in the Company’s decision to shut-down the Theseus operation in September 2004. The Company recorded additional costs of $0.7 million for severance, license termination fees and facility shut down costs, offset by $0.2 in proceeds from the sale of long-lived assets and research materials during the quarter ended October 31, 2004. As of October 31, 2005, the Company revised downward its estimate of the costs of the shut-down of its Theseus operation, resulting in a gain of $0.4 million related to that discontinued operation in the year ended October 31, 2005.

As a result of the shut-down in September 2004, the Company has presented the Theseus operation as a discontinued operation in the accompanying financial statements. The results of operations for the years ended October 31, 2003 have been restated accordingly.

Revenues and loss from the discontinued operation were as follows:

	For the Years Ended October 31,
	2005	2004	2003
Net sales	$—	$—	$—
Gain (loss) from discontinued operation	$—	$(7,306,000)	$(8,536,000)
Gain (loss) on disposal of discontinued operation	362,000	(5,231,000)	—
Gain (loss) from discontinued operation	$362,000	$(12,537,000)	$(8,536,000)

Assets and liabilities of the discontinued operations were as follows:

	October 31,
	2005	2004
Prepaid and other current assets	$—	$186,000
Equipment and leasehold improvements	—	—
Goodwill	—	—
Intangible assets	—	—
Other assets	16,000	16,000
Accounts payable	(3,000)	(45,000)
Accrued expenses	(350,000)	(1,516,000)
Net assets (liabilities) of discontinued operation	$(337,000)	$(1,359,000)

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

The amounts allocated to IPR&D, and other intangible assets for financial reporting purposes did not result in future income tax deductions since the acquisition was a nontaxable transaction. The deferred tax liabilities related to such temporary differences were offset by deferred tax assets (primarily net operating loss carryforwards subject to change in ownership provisions of Internal Revenue Service Code Section 382) in the purchase price allocation. The Company provided a full valuation allowance against the remaining net deferred tax assets since realization cannot be sufficiently assured. The Company has filed consolidated and combined federal and state income tax returns with NOMOS. Goodwill is not deductible for income tax purposes. Accordingly, no provision or benefit for income taxes was recognized in the accompanying pro forma results of operations.

The acquired identifiable intangible assets have been amortized over their useful lives as follows:

	Amount	Useful Lives (in years)
Purchased technology	$24,000,000	14 – no residual value
Existing customer relationships	1,900,000	10 – no residual value
Trademark	4,400,000	14 – no residual value
Total	$30,300,000

The Company incurred $1.1 million in merger and integration costs consisting primarily of severance costs and information technology consulting costs.

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of each period presented:

	Year Ended October 31,
	2004	2003
Revenue	$38,976,000	$45,046,000
Loss before cumulative effect of accounting change (1)	(31,988,000)	(14,313,000)
Net loss (1)	(31,988,000)	(14,624,000)
Net loss per share, basic and diluted	(2.02)	(0.95)

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

The impact of the changes in revenue recognition of the BAT product for the periods presented was an increase of $1.8 million, and $1.3 million, for the years ended October 31, 2004 and 2003, respectively. The impact of the changes in revenue recognition of the BAT product for the periods presented on net loss was a decrease in net loss of $1.0 million  and  $1.0 million for the years ended October 31, 2004 and 2003, respectively.

NOTE 5—VARIABLE INTEREST ENTITY

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”). Under the agreement, the Company was obligated to make periodic advances subject to PCA achieving certain milestones.

As of October 31, 2005, the Company’s advances to PCA under the secured note totaled $950,000, and they have been fully reserved. The secured note bears interest at 6% per annum and is repayable in four installments commencing on December 1, 2004, with all unpaid principal and interest due on September 1, 2005. As of October 31, 2005, the first payment had not been received. The Company has no equity interest in PCA. The funds are to be used for general working capital to provide various brachytherapy services to ambulatory surgical centers. TC2B, LLC, a distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company though October 2008, has a majority interest in PCA. On October 31, 2005, total trade receivables due from TC2B were $1.0 million and sales to TC2B during the year ended October 31, 2005 were $0.8 million. The trade receivable balance is fully reserved in the allowance for doubtful accounts, and we recognized $0.4 million of the revenue from sales to TC2B in the fiscal year ended October 31, 2005. Based on the terms of the lending and supply agreements with the above entities, the Company determined that PCA was a variable interest entity (“VIE”) and the Company was the primary beneficiary under FIN No. 46 since PCA does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated PCA as a VIE, regardless of the Company not having an equity interest in PCA and its creditors having no recourse against the Company. The Company consolidated PCA in its Radiation Sources segment in the fiscal years ended October 31, 2003 and 2004. In the fiscal year ended October 31, 2005, the Company determined that PCA is no longer a VIE, because: (i) during the year ended October 31, 2005, other outside parties provided additional funding to PCA which resulted in the Company no longer being the holder of the variable interest that would hold the majority of the entity’s losses, (ii) PCA’s other creditors have no recourse against the Company, (iii) the Company has no equity interest in PCA, and (iv) PCA has informed the Company that it likely will cease operations in 2006. As a result, the Company did not consolidate PCA as a VIE in its financial statements for the fiscal year ended October 31, 2005.

Included in the Company’s consolidated balance sheet at October 31, 2005 and 2004 were the following net assets of PCA:

	October 31,
	2005	2004
Cash	$—	$473,000
Accounts receivable	—	52,000
Prepaid and other current assets	—	10,000
Equipment and leasehold improvements	—	555,000
Other assets	—	33,000
Accounts payable	—	(389,000)
Accrued expenses	—	(717,000)
Net assets	$—	$17,000

Consolidation of PCA’s results of operations included the following:

	Year Ended October 31,
	2005	2004	2003
Net sales	$—	$180,000	$—
Loss from operations	$(18,000)	$(932,000)	$—

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

Had the asset retirement obligations been recognized in previous periods as presented by SFAS No. 143, the Company’s net loss and loss per share would have been as follows:

	Year Ended October 31,
	2003	2002
Net loss, as reported	$(9,440,000)	$(5,244,000)
Cumulative effect of change in accounting principle	311,000	—
	(9,129,000)	(5,244,000)
Amortization and accretion expense	—	(33,000)
Net loss, as adjusted	$(9,129,000)	$(5,277,000)
Basic loss per share, as reported	$(0.92)	$(0.51)
Diluted loss per share, as reported	$(0.92)	$(0.51)
Basic loss per share, as adjusted	$(0.89)	$(0.46)
Diluted loss per share, as adjusted	$(0.89)	$(0.46)

The current liability for retirement obligation was $0.4 million at October 31, 2005.  During the year ended October 31, 2005, accretion was immaterial and there were not any liabilities incurred or settled

NOTE 7—MARKETABLE SECURITIES

Marketable securities consist of the following:

	October 31,
	2005	2004
Securities held to maturity:
Corporate and government bonds	$993,000	$10,272,000
Annuity contract	—	560,000
Commercial paper	—	1,814,000
	993,000	12,646,000
Securities available for sale	—	—
	993,000	12,646,000
Less: current portion	(993,000)	(10,046,000)
Non-current portion	$—	$2,600,000

The amortized cost of all held to maturity securities approximates fair value. At October 31, 2005, the entire balance of investments in debt securities matures within one year.

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

Accounts receivable consist of the following:

	October 31,
	2005	2004
Accounts receivable—trade	$6,854,000	$7,757,000
Less: allowance for doubtful accounts	(1,333,000)	(625,000)
	$5,521,000	$7,132,000

The provision for doubtful accounts was $0.7 million, $0.5 million, and $0.1 million for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

NOTE 9—INVENTORIES

Inventories consist of the following:

	October 31,
	2005	2004
Raw materials	$1,468,000	$4,249,000
Work in process	45,000	47,000
Finished goods	2,218,000	575,000
	$3,731,000	$4,871,000

In fiscal year ended October 31, 2005, the Company recorded a charge in the IMRT/IGRT segment for excess inventory of $0.4 million and a charge for excess warranty replacement parts of $0.2 million. In fiscal year ended October 31, 2004, the Company recorded a charge in the IMRT/IGRT segment for excess inventory of $0.7 million and a charge for excess warranty replacement parts of $0.5 million.

NOTE 10—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	October 31,
	2005	2004
Furniture, fixtures and equipment	$6,185,000	$6,192,000
Leasehold improvements	2,173,000	2,386,000
	8,358,000	8,578,000
Less: accumulated depreciation and amortization	(5,522,000)	(4,451,000)
	$2,836,000	$4,127,000

Depreciation and amortization expense was $1.1 million, $1.0 million, and $0.8 million for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

The Company performed an analysis, with the assistance of an appraisal firm, of the goodwill and intangible assets acquired from NOMOS Corporation on May 4, 2004 under SFAS 142 and SFAS 144 as of the Company’s annual test date of September 30, 2005 to determine the fair value thereof under the applicable standards. According to SFAS 142 and SFAS 144 an impairment test consists of a comparison of the fair value of the goodwill and intangible assets with its carrying amount. Impairment exists when the carrying amount of goodwill and intangible assets exceeds its implied fair value. Testing for impairment is a two-step process. The first step is to determine the fair value of the reporting unit. The fair value of our reporting unit was less than its carrying amount (i.e. net assets) which required progress to step two. The second step is a process whereby the Company assumed the reporting unit is being acquired as of the goodwill testing date in a purchase business combination, in this case an asset sale excluding transferring the associated liabilities at the reporting unit. This process also assumes the reporting unit’s fair value is a surrogate for the reporting unit’s purchase price. Goodwill that emerges from this process is the implied fair value of goodwill. As the implied fair value of goodwill was less than the carrying value of goodwill, an impairment loss of NOMOS and RTP goodwill in the amount of $16,168,000 was recognized as a write-down of goodwill and intangible assets in the Consolidated Statements of Operations.

The allocation of the fair value of the intangible assets was determined by estimating the sum of the undiscounted cash flows associated with each intangible asset over its useful life. The estimated fair value of each asset then was compared to the carrying value of that asset. As the carrying value of each asset exceeded the fair value of each asset , an impairment loss of NOMOS and RTP intangible assets in the amount of $24,045,000 was recognized as a write-down of goodwill and intangible assets in the Consolidated Statements of Operations.

In addition, the Company performed an internal analysis under SFAS 142 and SFAS 144 as of the Company’s annual test date of September 30, 2005 of the goodwill and intangible assets acquired from Radiation Therapy Products (RTP) in August, 2003. The Company concluded that the goodwill and intangible assets acquired from RTP were impaired due to negative operating performance indicators, including the RTP products lower sales and net operating losses. As a result, the Company wrote down the RTP goodwill by $207,000 and the RTP intangible assets by $122,000 to their estimated fair value in the quarter ended October 31, 2005.

The changes to carrying value of goodwill consist of the following:

		Radiation
	IMRT/IGRT	Sources	Theseus	Total
Balance at October 31, 2002	$—	$—	$3,659,000	$3,659,000
Addition due to acquisition of RTP	—	207,000	—	207,000
Balance at October 31, 2003	—	207,000	3,659,000	3,866,000
Addition due to acquisition of NOMOS (See Note 4)	18,525,000	—		18,525,000
Impairment due to discontinued operation (See Note 3)	—	—	(3,659,000)	(3,659,000)
Balance at October 31, 2004	18,525,000	207,000	—	18,732,000
Impairment charge	(15,961,000)	(207,000)		(16,168,000)
Balance at October 31, 2005	$2,564,000	$—	$—	$2,564,000

NOTE 12—INTANGIBLE ASSETS

October 31, 2005
Amortizable intangible assets
Purchased technology	$24,232,000
Existing customer relationships	1,952,000
Trademark	4,426,000
Patents and licenses	98,000
30,708,000
Less: accumulated amortization	(3,505,000)
Less: write-down of intangible assets
Purchased technology	(21,103,000)
Existing customer relationships	(182,000)
Trademark	(2,760,000)
Patents and licenses	—
(24,045,000)
$3,158,000

Amortization expense was $2,300,000, $1,172,000, and $13,000, for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

The estimate of aggregate amortization expense for the subsequent years is as follows:

For the Years Ended October 31,
2006	$632,000
2007	632,000
2008	632,000
2009	632,000
2010	630,000
$3,158,000

NOTE 13—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Stock Options

The Company’s 1996 Stock Option Plan (“1996 Plan”), as amended through April 6, 2001, provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company’s stock on the date of grant. Certain options are immediately exercisable while other options vest over periods up to four years. The options expire ten years from the date of grant. The 1996 Plan provides for the automatic increase on January 1 of each year, beginning with calendar year 2002 and continuing through calendar year 2004, by a number of shares equal to 3.5% of the total number of shares of the Company’s Common Stock outstanding on the last trading day in the immediately preceding calendar year. The 1996 Plan terminates on April 1, 2006.

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

At October 31, 2005, a total of 4,146,550 shares of the Company’s common stock were reserved for issuance.

The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Average Exercise price
Balance at October 31, 2002	87,205	2,289,138	$9.80
Granted	(566,300)	566,300	7.34
Canceled or expired	169,384	(169,384)	12.29
Exercised	—	(7,100)	4.83
Additional shares reserved	858,899	—
Balance at October 31, 2003	549,188	2,678,954	9.13
Granted	(306,000)	306,000	8.77
Replacement options	(1,362,589)	1,362,589	2.05
Canceled or expired	375,858	(375,858)	10.05
Exercised	—	(717,864)	4.92
Additional shares reserved	2,323,285	—
Balance at October 31, 2004	1,579,742	3,253,821	6.96
Granted	(275,000)	275,000	3.65
Canceled or expired	427,699	(427,699)	7.63
Exercised	—	(687,013)	1.12
Balance at October 31, 2005	1,732,441	2,414,109	$8.13

There were 1,873,220, 1,591,598 and 1,530,468 options exercisable with weighted average exercise prices of $8.79, $9.31 and $9.56 at October 31, 2005, 2004, and 2003, respectively.

The following table summarizes options outstanding at October 31, 2005 and the related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.03 – $3.18	521,634	6.24	$1.92	271,489	$0.86
$3.94 – $7.29	520,016	6.15	6.51	428,269	6.37
$7.31 – $8.80	634,299	6.84	7.98	459,302	7.80
$8.94 – $12.89	507,150	5.96	10.94	483,150	10.98
$16.75 – $24.54	231,010	3.80	19.96	231,010	19.96
	2,414,109	6.09	$8.13	1,873,220	$8.79

The average fair value for accounting purposes of options granted was $2.47, $5.19 and $4.45 per share for the years ended October 31, 2005, 2004 and 2003, respectively.

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

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

	Year Ended October 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	82%	74%	76%
Risk-free interest rate	3.9%	3.3%	3.6%
Expected life	5 years	5 years	5 years

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“the ESPP”) under which 300,000 shares of the Company’s common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. In fiscal 2005, 2004 and 2003, the shares issued under the

ESPP were 59,742, 24,285 and 21,005 shares, respectively. At October 31, 2005, 170,328 shares were available for issuance under the ESPP.

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

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company’s common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2005, 19,000 shares had been repurchased by the Company at a cost of $129,000.

Common Stock

The Company issued 1,427 shares of the Company’s common stock in exchange for shares of NOMOS Corporation that were not tendered previously.

NOTE 14—INCOME TAXES

The provision (benefit) for income taxes is comprised as follows:

	Year Ended October 31,
	2005	2004	2003
Current:
Federal		$(257,000)
State	—	—	—
	—	$(257,000)	—
Deferred:	—	—	—
Federal	—	—	—
State	—	—	—
	$—	$(257,000)	$—

During the year ended October 31, 2002, a valuation allowance of $2.1 million was recorded due to the uncertainty of our ability to realize the future benefit of our deferred tax assets. The Company did not recognize a benefit for the loss during the year ended October 31, 2005, 2004, or 2003. During the year ended October 31, 2004, the Company recorded a benefit of $0.3 million for a refund received.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	October 31,
	2005	2004
Deferred tax assets :
Accrued liabilities	$552,000	$506,000
Accrued decommissioning	158,000	138,000
Allowance for doubtful accounts and write-offs from NOMOS acquisition	828,000	742,000
Inventory reserve and capitalized inventory	2,015,000	1,902,000
Other	426,000	5,000
Depreciation and amortization	1,607,000	155,000
Tax credits	4,814,000	5,050,000
Theseus impairment	2,160,000	2,005,000
Net operating loss carryforwards	43,616,000	40,510,000
	56,176,000	51,013,000
Deferred tax liabilities:
Purchased intangible assets	(2,248,000)	(12,497,000)
Other	(234,000)	(313,000)
	(2,482,000)	(12,810,000)
Net deferred tax assets	53,694,000	38,203,000
Less: valuation allowance	(53,694,000)	(38,203,000)
	$ —	$ —

Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance has been recorded for tax assets as the Company believes that it is more likely than not, based upon available evidence, that such assets will not be realized.

At October 31, 2005, the Company had federal net operating loss carryforwards of approximately $107 million which begin to expire in 2013, of which $63 million was acquired in the NOMOS acquisition. The Company has federal research and experimentation credits of $5 million, which begin to expire in 2008, of which $3 million was acquired in the NOMOS acquisition. The Company also has state NOL carryforwards of approximately $80 million which begin to expire in 2008, of which $51 million was acquired in the NOMOS acquisition. The use of net operating loss carryforwards is subject to statutory limitations.

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2005	2004	2003
Federal tax provision at U.S. statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	—	—	(4)
Impairment of Goodwill	10	—	—
Other	3	(1)	—
Other non-deductible expenses	—	9	—
Tax credits	—	—	(5)
Valuation allowance	21	25	43
	—%	(1)%	—%

NOTE 15—RETIREMENT PLAN

The Company has a 401(k) retirement plan that allows eligible employees to contribute up to the statutory annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company’s expense for its plan totaled $0.2 million, $0.2 million and $0.2 million, for the years ended October 31, 2005, 2004, and 2003, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $0.2 million to suppliers under blanket purchase orders.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Total rent expense for the years ended October 31, 2005, 2004 and 2003 was $872,000, $1,034,000 and $705,000, respectively.

Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended October 31,
2006	$748,000
2007	510,000
2008	492,000
2009	492,000
2010	492,000
Thereafter	1,271,000
$4,005,000

Employment Agreements

The Company maintains employment agreements with certain key management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

Litigation

In December, 2004, an individual plaintiff, Steven Weeks, filed a complaint in the Coos County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Weeks to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in the Company’s CORVUS and BAT products. In September, 2005, prior to the case going to trial, the Company was party to a settlement agreement and the lawsuit is no longer an ongoing matter. Under the arrangement, the parties mutually agreed to dismiss all claims and counterclaims against each other without admitting any wrongdoing.

In November, 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair

Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it purportedly learned that Richard Terwilliger, (our current Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. The Company was served with this matter at approximately the same time Mr. Terwilliger was served with a state court claim seeking a preliminary injunction preventing Terwilliger from effectively serving as VP of New Product Development at NASI. The Company has agreed to defend Mr. Terwilliger. We have removed the state court claim against Mr. Terwilliger to federal court and have had the cases joined. We have also answered both complaints and discovery has commenced in each matter, while the parties await a date from the U.S. District Court for a hearing upon an injunction sought by WWMT. The Company denies liability and intends to vigorously defend this case as it progresses.

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Net sales	$8,164	$9,141	$8,060	$6,859
Gross profit	2,930	3,658	3,383	2,197
Net loss	(3,649)	(3,928)	(3,302)	(44,635)
Diluted loss per share	$(0.22)	$(0.24)	$(0.20)	$(2.70)
Fiscal 2004
Net sales	$3,363	$3,482	$8,137	$9,755
Gross profit	1,458	1,549	3,336	2,576
Net loss	(3,930)	(3,910)	(20,993)	(7,474)
Diluted loss per share	$(0.37)	$(0.38)	$(1.36)	$(0.48)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Scientific, Inc.
Chatsworth, California

Our audit of the consolidated financial statements and internal control over financial reporting referred to in our reports dated January 10, 2006 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of North American Scientific, Inc. listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of North American Scientific, Inc.’s management. Our responsibility is to express an opinion based on our audit of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 10, 2006

SCHEDULE II
NORTH AMERICAN SCIENTIFIC, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts	Deductions		Balance at end of Period
Fiscal 2005
Allowance for doubtful accounts	$625,000		$709,000	$—		$—	$1,334.000
Deferred tax asset valuation allowance	$38,203,000	$		$14,902,000	$		$53,105,000
Fiscal 2004
Allowance for doubtful accounts	$103,000		$522,000	$—		$—	$625,000
Deferred tax asset valuation allowance	$9,587,000		$—	$28,616,000		$—	$38,203,000
Fiscal 2003
Allowance for doubtful accounts and returns	$450,000		$65,000	$11,000		$423,000	$103,000
Deferred tax asset valuation allowance	$5,098,000		$—	$4,489,000		$—	$9,587,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
/s/ L. MICHAEL CUTRER
January 17, 2006	By:	L. Michael Cutrer President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ IRWIN J. GRUVERMAN
Irwin J. Gruverman	Chairman of the Board of Directors	January 17, 2006
/s/ L. MICHAEL CUTRER
L. Michael Cutrer	President, Chief Executive Officer and Director (Principal Executive Officer)	January 17, 2006
/s/ JAMES W. KLINGLER
James W. Klingler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	January 17, 2006
/s/ DONALD E. HORACEK
Donald E. Horacek	Corporate Controller (Principal Accounting Officer)	January 17, 2006
/s/ JOHN A. FRIEDE
John A. Friede	Director	January 17, 2006
/s/ JONATHAN P. GERTLER
Dr. Jonathan P. Gertler	Director	January 17, 2006
/s/ JOHN M. SABIN
John M. Sabin	Director	January 17, 2006
/s/ RICHARD A. SANDBERG
Richard A. Sandberg	Director	January 17, 2006
/s/ GARY N. WILNER
Dr. Gary N. Wilner	Director	January 17, 2006
/s/ NANCY W. WYSENSKI
Nancy W. Wysenski	Director	January 17, 2006