Form 10-K/A
period 2005-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2006-02-28
CIK 949876

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. ☐  Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $35.7 million (based upon the price at which the common stock was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter).

As of February 17, 2006, approximately 16,988,869 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K/A

Explanatory Note:

North American Scientific, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as originally filed with the Securities and Exchange Commission on January 18, 2006 (the “Original Form 10-K”), to add information required in Part III of the Company’s Annual Report on the Original Form 10-K. There are no changes to the Company’s financial statements as originally filed. There are also no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position	Age
Irwin J. Gruverman	Chairman of the Board of Directors	72
L. Michael Cutrer	President, Chief Executive Officer and Director	49
John A. Friede	Director	67
Dr. Jonathan P. Gertler	Director	48
James W. Klingler	Senior Vice-President & Chief Financial Officer	58
John M. Sabin	Director	51
Richard A. Sandberg	Director	62
Dr. Gary N. Wilner	Director	65
Nancy J. Wysenski	Director	47

The terms of all directors will expire at the next annual meeting of the stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. The Company is party to a voting agreement with Mr. Friede, a Director of the Company and former Chairman of the Board of NOMOS Corporation (“NOMOS”) prior to the Company’s acquisition of NOMOS on May 4, 2004, whereby Mr. Friede has agreed to vote the Company shares of which he is the beneficial owner in favor of the election of the individuals nominated by a majority of the Company’s Board of Directors so long as the Board of Directors of the Company designates Mr. Friede and another person of Mr. Friede’s selection for re-election. The voting agreement between the Company and Mr. Friede terminates on May 4, 2006. There are no other arrangements or understandings between us and any other person pursuant to which such person was or is to be selected as a director, executive officer or nominee. We have, however, entered into employment agreements with two of our executive officers, which are described in Item 11 below under the heading “Employment Agreements.”

Biographical Information

Irwin J. Gruverman, Chairman of the Board of Directors. Mr. Gruverman has been a Director of the Company since 1989. Mr. Gruverman founded and has been the Chairman and Chief Executive Officer of MFIC Corporation, a company that manufactures process devices for pharmaceutical and other manufacturing uses, since 1982. From 1990 to 2001, Mr. Gruverman was the General Partner in G&G Diagnostics Limited Partnership II, a venture capital limited partnership. Mr. Gruverman served as Executive Vice President of New England Nuclear, a radioactive materials business, during the later years of his tenure from 1961 to 1981. Mr. Gruverman also serves as a director of InVitro International, Inc. On February 8, 2006, Mr. Gruverman notified the Board of Directors that he would not stand for re-election at the next annual meeting of stockholders.

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

Dr. Jonathan P. Gertler has been a Director of the Company since December 2002. Dr. Gertler is Managing Director and Global Co-Head of Life Sciences at Canaccord Adams, Inc., formerly known as Adams, Harkness & Hill, an investment banking firm. Prior to joining Canaccord Adams in 2001, Dr. Gertler spent fourteen years as a vascular surgeon and three years in venture capital, investing in medical device and technology companies. He was an Attending Vascular Surgeon at Massachusetts General Hospital in Boston and Associate Professor of Surgery at Harvard University from 1992 to 2001 as well as Associate Director of both the Vascular Diagnostic and Research Laboratories. In addition, Dr. Gertler founded Cardiovascular Technologies, Inc. in 1997, which developed an embolic entrapment device that was acquired by Embolic Protections, Inc. and subsequently acquired by Boston Scientific Corporation in 2001. He also served as a venture partner for Schroder Ventures Life Science Fund, a venture fund, and as a Director for Quick Study Radiology, a start up radiology services company in St Louis, from 1999 to 2002.

James W. Klingler joined the Company in July 2004 as Senior Vice President and Chief Financial Officer. Previously, he was Vice President—Finance and Chief Financial Officer of Troy Group, Inc., a provider of secure check printing products and wireless connectivity solutions, from January 2002 to July 2004. From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that was merged into Hewlett-Packard Company. In prior positions, Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies, Inc., a company that manufactures polyurethane products, from October 1994 to February 1999. Mr. Klingler holds a B.A. from The Ohio State University and an M.B.A. from the Columbia University Graduate School of Business.

John M. Sabin  has been a Director of the Company since August, 2005. Mr. Sabin has served as Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc., a health care IT consulting and outsourcing firm, since October 2004. From January 2000 to October 2004, he served as Chief Financial Officer and General Counsel of NovaScreen Biosciences Corporation, a developer of biotechnology-based tools to accelerate drug discovery and development. From September 1999 to January 2000, he was a business consultant. From May 1998 to September 1999, he served as Executive Vice President and Chief Financial Officer of Hudson Hotels Corporation, a limited service hotel development and management company. Mr. Sabin also has served as a Trustee of Hersha Hospitality Trust, a publicly traded hospitality real estate investment trust, since 2003;   as a Director of Competitive Technologies, Inc., a publicly traded technology transfer and licensing company, since 1996; and as a Trustee of Prime Group Realty Trust, a public Chicago-based office real estate investment trust, since 2005.

Richard A. Sandberg has been a Director of the Company since August, 2005. Mr. Sandberg has served as Chief Financial Officer of Matritech, Inc., a publicly traded developer and manufacturer of cancer diagnostic test products, since 2002, and has also been on that company’s board of directors since 1999 (excluding the period from June to September 2002). Mr. Sandberg has also served as Manager and Chief Financial Officer of Battery Asset Management, LLC, a firm specializing in foreign exchange transactions. From 1997 to 2001, Mr. Sandberg served as Chairman of the Board of Lifecodes Corporation, a manufacturer of DNA test kits and a provider of DNA testing services and from May 1997 to September 1998, as its Chief Financial Officer.  From 1983 to 1997, Mr. Sandberg held financial and operating positions at Dianon Systems, Inc., an anatomic pathology testing and genetic and clinical chemistry testing company he founded in 1983, including Chief Executive Officer and Chief Financial Officer.  Since 2003, Mr. Sandberg has been a director of Ethan Allen Interiors, Inc., a publicly traded home furnishings company.

Dr. Gary N. Wilner has been a Director of the Company since December 2002. Dr. Wilner retired from the practice of medicine in January, 2005. From 1974 until 2005, Dr. Wilner was Director of Clinical Cardiology at Evanston Hospital in Evanston, Illinois. In addition, he concurrently served on the faculty of the Feinberg School of Medicine at Northwestern University. He is the past President of the Chicago Heart Association and was a long-standing member of the Adjunct Board of the Albert Einstein Peace Prize Foundation. Since 1993, Dr. Wilner has served as an independent trustee of The Oakmark Funds, and became Chairman of the Board of Trustees for The Oakmark Funds in 2004.

Nancy J. Wysenski has been a Director of the Company since May 2004. Ms. Wysenski is the President and a founding member of EMD Pharmaceuticals, Inc., a United States pharmaceutical company owned by Merck KGaA. Ms. Wysenski also serves as a member of the Merck KGaA Ethical Pharmaceuticals Executive Committee. She has also managed their ethical pharmaceutical product portfolio and was also responsible for Dey Laboratories, a specialty pharmaceutical company owned by Merck KGaA focused on the development of drugs used in the treatment of respiratory diseases and allergies. Prior to joining and founding EMD Pharmaceuticals, Inc. in August 1999, Ms. Wysenski was the Senior Vice President of Operations at NetGenics, a bio-informatics service provider, from 1998 to 1999. Prior thereto, Ms. Wysenski held a number of positions at Astra Merck, a pharmaceutical company, culminating at Vice President of Field Sales. Prior to joining Astra Merck in 1992, Ms. Wysenski held a number of positions at Merck Human Health, a pharmaceutical company, from 1984 to 1998. Ms. Wysenski is a graduate of Kent State University and holds an M.B.A. from Baldwin Wallace College.

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

Based solely on a review of copies of such reports furnished to us during the fiscal year ended October 31, 2005, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) complied with all applicable reporting requirements.

Board of Directors Meetings and Committees

The Board of Directors of the Company held eight meetings during the fiscal year ended October 31, 2005, and did not act by unanimous written consent. All of the directors who were on the Board during fiscal year 2005 attended at least 75% of the total number of meetings of the Board of Directors and committees on which they served. John M. Sabin and Richard A. Sandberg were elected to the Board of Directors on August 5, 2005, and from that time forward attended two meetings of the Board of Directors and the standing committees on which they serve. The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee. During the fiscal year ended October 31, 2004, the members of the Audit Committee were Mr. Donald N. Ecker (Chairman), Dr. Gertler, Mr. Mitchell Saranow, and Dr. Wilner. Mr. Ecker submitted his resignation to the Board on March 18, 2005, and subsequently, until August 4, 2005, the Audit Committee members were Dr. Wilner (Chairman), Dr. Gertler, and Mr. Saranow. From August 5, 2005 through the end of the last fiscal year the Audit Committee consisted of Mr. Sabin (Chairman), Mr. Sandberg and Dr. Wilner, each of whom is “independent” as defined under current Rule 4200(a)(15) of the Nasdaq listing standards. During the fiscal year ended October 31, 2005, the Audit Committee met on thirteen occasions.

Audit Committee Financial Experts. The Board of Directors has determined that John M. Sabin and Richard A. Sandberg each qualify as an “audit committee financial expert” and “independent” as defined under the applicable Securities and Exchange Commission and Nasdaq rules.

Compensation Committee. During fiscal year 2004 and through August 4, 2005, the Compensation Committee consisted of Dr. Gertler (Chairman), Dr. Wilner, and Mr. Mitchell Saranow. From August 5, 2005 through the end of the last fiscal year, the Compensation Committee consisted of Ms. Wysenski (Chairwoman), Dr. Gertler and Mr. Sandberg, all non-employee Directors who meet the Nasdaq listing standards for “independence”. The Compensation Committee oversees the Company’s executive compensation programs and policies and is responsible for determining grants of options to purchase common stock under the North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan. During the fiscal year October 31, 2005, the Compensation Committee met on eight occasions.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for recommending candidates for election to the Board of Directors and reviewing matters of corporate governance. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders if properly submitted. This Committee currently consists of Dr. Gertler (Chairman), Mr. Sabin, Dr. Wilner, and Ms. Wysenski, each of whom is “independent” under current Nasdaq listing standards. During fiscal year 2005, the Committee met on three occasions.

The Company has a written Code of Ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller. The full text of the Company’s Code of Ethics is published on our website at www.nasmedical.com under the “Investor Center-Corporate Governance” caption. The Company will disclose any future amendments to, or waivers from, certain provisions of the Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller on our website within four business days following the date of such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)(1)
L. Michael Cutrer	2005	334,000	30,000	—	—	2,300
President and Chief	2004	314,000	—	—	36,000	7,000
Executive Officer	2003	314,000	125,000	—	136,000	6,000
George Jones	2005	216,300	—	—	—	3,100
Executive Vice President,	2004	212,200	—	—	20,000	3,200
Global Sales and	2003	163,200	—	—	12,000	3,000
Marketing
James W. Klingler(2)	2005	225,000	17,000	—	—	2,800
Senior Vice President and	2004	59,000	9,000	—	50,000	—
Chief Financial Officer
John W. Manzetti(3)	2005	150,000	—	—	—	455,500
President, NOMOS	2004	148,000	—	—	40,000	5,000
Oncology Division
William Wells(4)	2005	256,500	12,500	—	—	87,900
Senior Vice President,	2004	125,000	12,500	—	20,000	1,000
Global Sales and Service

(1)
All Other Compensation consists of the Company’s contribution to such executive officer’s 401(k) plan, Company paid life insurance premiums and profit sharing contributions made by the Company on behalf of such executive officers, and severance payments.

(2)	Mr. Klingler began his employment on July 26, 2004.

(3)	Mr. Manzetti was employed by the Company from May 4, 2004 to May 5, 2005. All Other Compensation for Mr. Manzetti includes $450,000 of severance expense.

(4)	Mr. Wells was employed by the Company from May 4, 2004 to October 31, 2005. All Other Compensation for Mr. Wells includes $83,000 of severance expense.

Option Grants

There were no stock options granted by the Company to any of the named executive officers during the fiscal year ended October 31, 2005.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Grant Date Present Value ($)
L. Michael Cutrer	—	—	—	—	—
George Jones	—	—	—	—	—
James W. Klingler	—	—	—	—	—
John W. Manzetti	—	—	—	—	—
William Wells	—	—	—	—	—

Option Exercises and Year-End Value

The following table sets forth certain information concerning the exercise of stock options during the fiscal year ended October 31, 2005 by the Company’s named executive officers and the fiscal year-end value of unexercised options as of October 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at 10/31/05 (#)		Value of Unexercised In-the-Money Options at 10/31//05 ($)(1)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
L. Michael Cutrer	—	—	834,667	57,333	277,500	—
George Jones	—	—	51,567	17,333	—	—
James W. Klingler	—	—	12,500	37,500	—	—
John W. Manzetti	305,228	559,518	—	—	—	—
William Wells	189,824	307,734	50,228	—	—	—

(1)	Calculated based upon the difference between the exercise price and the fair market value at fiscal year-end.

Director Compensation

Directors who are also employees of the Company or its subsidiaries receive no separate compensation for serving as Directors or as members of any committees of the Board of Directors. Each non-employee Director receives a quarterly payment of $5,000, and receives $1,250 per Board or committee meeting if he attends in person or $500 per meeting if he participates via telephone. Directors may be reimbursed for certain expenses incurred in connection with attending Board or committee meetings. In addition, the Chairman of the Board of Directors receives compensation of $75,000 per year (rather than the $5,000 quarterly payment); the Chairman of the Audit Committee receives $5,000 per year; the Chairman of the Compensation Committee receives $2,500 per year; and the Chairman of the Nominating and Corporate Governance Committees receives $2,500 per year.

Each individual who is first elected or appointed as a non-employee director shall automatically be granted, on the date of such initial election or appointment, a non-statutory stock option to purchase 25,000 shares of Common Stock. On the date of each Annual Stockholders Meeting each individual who is re-elected to serve as a non-employee director is automatically granted a non-statutory stock option to purchase 15,000 shares of Common Stock, except for the Chairman of the Board, who is automatically granted a non-statutory stock option to purchase 25,000 shares of Common Stock. The annual grant of non-statutory stock options is only given to those non-employee directors who have served at least six months. In lieu of receiving the non-statutory stock options, each non-employee director may elect to receive a grant of one share of restricted Common Stock for every three shares of Common Stock underlying such stock option. To date, no non-employee director has elected to receive restricted stock in lieu of stock options.

During the fiscal year ended October 31, 2005, Messrs. Gertler, Friede, Wilner and Ms. Wysenski each received an annual grant of ten-year non-statutory stock options to purchase 15,000 shares of Common Stock of the Company, at a price of $3.18 per share, with one-third vesting each year for the next three years, as measured from the grant date of August 5, 2005. Upon their election to the Board of Directors, Mr. Sabin and Mr. Sandberg each received an initial grant of ten-year non-statutory stock options to purchase 25,000 shares of Common Stock of the Company at a price of $3.18 per share with one-third vesting each year for the next three years, as measured from the grant date of August 5, 2005. During the fiscal year ending October 31, 2005, Mr. Gruverman received a grant of ten-year non-statutory stock options to purchase 25,000 shares of Common Stock of the Company, at a price of $3.18 per share, with one-third vesting each year for the next three years, as measured from the grant date of August 5, 2005.

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

James W. Klingler

In July 2004, the Company entered into a letter agreement with James W. Klingler in connection with his employment as the Company’s Chief Financial Officer. The letter agreement does not provide for a specific term of employment; however, the agreement does provide for a twelve month severance payment if Mr. Klingler’s employment is terminated by the Company for any reason other than for cause.

John W. Manzetti

The Company entered into an employment agreement with John W. Manzetti, which became effective upon consummation of the merger of NOMOS with the Company on May 4, 2004. The agreement provided that Mr. Manzetti would serve as President of the NOMOS Radiation Oncology Division of the Company, and would be entitled to an annual base salary of no less than $300,000 and a minimum incentive bonus of 25% of his base salary if specified performance goals were met. The agreement was for an initial term of two years, and would have automatically renewed for additional one-year terms unless notice of non-renewal was delivered at least 90 days prior to the date when the agreement term was scheduled to expire. In addition, under the agreement, the Company granted Mr. Manzetti stock options to purchase 40,000 shares of the Company’s Common Stock at a per share exercise price equal to the fair market value of the Common Stock on the date the merger was consummated. On the consummation date, the price was $9.00 per share. The stock options were set to vest equally over a four-year period, with options to purchase 10,000 shares of Common Stock vesting on each of the first, second, third, and fourth anniversaries of the agreement. Under the agreement, the options would have expired on May 5, 2014.

The Company terminated Mr. Manzetti’s employment without cause on May 5, 2005, and, in accordance with his employment agreement, the Company paid Mr. Manzetti 18 months of his annual base salary, or $450,000, in May 2005. In addition to the cash severance, Mr. Manzetti is entitled to health benefits until May 2007, unless Mr. Manzetti becomes eligible under another qualified health plan, in which case the Company is no longer required to provide health benefits.

William W. Wells

In May 2004, the Company entered into a letter agreement with William W. Wells, which became effective upon consummation of the merger of NOMOS with the Company on May 4, 2004. The agreement provided that Mr. Wells would serve as Senior Vice President, Global Sales and Service of the Company, and would be entitled to an annual base salary of no less than $250,000 and a minimum incentive bonus of 20% of his annual base salary if specified performance goals were met. In addition, Mr. Wells was eligible for certain commission based payments. The agreement was for an initial term of two years, and would have automatically renewed for additional one-year terms unless notice of non-renewal was delivered at least 90 days prior to the date when the agreement term was scheduled to expire. In addition, under the agreement, the Company granted Mr. Wells stock options to purchase 20,000 shares of the Company’s Common Stock at a per share exercise price equal to the fair market value of the Common Stock on the date the merger was consummated. On the consummation date, the price was $9.00 per share. The stock options were set to vest equally over a four-year period, with options to purchase 5,000 shares of Common Stock vesting on each of the first, second, third, and fourth anniversaries of the agreement. Under the agreement, the options would have expired on May 5, 2014.

The Company and Mr. Wells’ reached an agreement that resulted in Mr. Wells’ resignation from the Company on October 31, 2005, and, pursuant to a separation agreement and release of all claims, the Company paid Mr. Wells $83,334, or four months’ salary. In addition to the cash severance, Mr. Wells is entitled to health benefits for a period of 6 months following Mr. Wells’ resignation in October, 2005, unless Mr. Wells becomes eligible under another qualified health plan, in which case the Company is no longer required to provide health benefits.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2004 and through August 4, 2005, the Compensation Committee consisted of Dr. Gertler (Chairman), Dr. Wilner, and Mr. Mitchell Saranow. From August 5, 2005 through the end of the last fiscal year, the Compensation Committee consisted of Ms. Wysenski (Chairwoman), Dr. Gertler and Mr. Sandberg,. None of the members who served on the Compensation Committee during the last fiscal year was or has been an officer or employee of the Company or any of its subsidiaries. None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

Except as otherwise indicated below, the following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of February 17, 2006 by (i) all those known by the Company to own more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers named in the Summary Compensation Table as a group:

	Beneficial Ownership
Name and Address(1)	Number of Shares		Approximate Percent of Total
L. Michael Cutrer	1,125,250	(2)	6.5
John A. Friede	2,399,952	(3)	13.3
Jonathan P. Gertler	30,000	(4)		*
Irwin J. Gruverman	510,655	(5)	2.8
George Jones	51,567	(6)		*
James W. Klingler	22,500	(7)		*
John W. Manzetti	135,228			*
John M. Sabin	2,000			*
Richard A. Sandberg	991			*
William Wells	—			*
Gary N. Wilner	31,000	(8)		*
Nancy J. Wysenski	8,334	(9)		*
All directors and executive officers as a group (12 persons)	4,317,477	(10)	23.9
Wells Fargo & Company	1,767,400	(11)	10.4
Andrew E. Gold & Ronit M. Gold	1,107,226	(12)	6.5
State of Wisconsin Investment Board.	931,200	(13)	5.5

*	Denotes less than 1%

(1)
This table is based upon information supplied by officers, directors, and principal stockholders of the Company and by Schedules 13D and 13G filed with the SEC. Except where indicated, the address of each five percent stockholder is c/o the Company, 20200 Sunburst Street, Chatsworth, CA 91311. Applicable percentages are based on 16,988,869 shares of Company Common Stock outstanding on February 17, 2006, adjusted as required. The information known to the Company with respect to each of the following’s beneficial ownership of the Company’s Common Stock is as of February 17, 2006: L. Michael Cutrer, John A. Friede, Jonathan P. Gertler, Irwin J. Gruverman, George Jones, James W. Klingler, John W. Manzetti, John M. Sabin, Richard A. Sandberg, William Wells, Gary N. Wilner and Nancy J. Wysenski.

(2)
Includes 846,667 shares subject to outstanding options which are deemed exercised. Also includes 53,583 shares owned by a trust over which the reporting person has shared voting and dispositive power with his spouse. Also includes 2,508 shares held in a trust for the reporting person’s sons.

(3)	Includes 8.334 shares subject to outstanding options which are deemed exercised. Also includes 1,147,487 shares owned by two trusts over which the reporting person has voting and dispositive power.

(4)	Includes 30,000 shares subject to outstanding options which are deemed exercised.

(5)	Includes 103,334 shares subject to outstanding options which are deemed exercised.

(6)	Includes 51,567 shares subject to outstanding options which are deemed exercised.

(7)	Includes 12,500 shares subject to outstanding options which are deemed exercised.

(8)	Includes 30,000 shares subject to outstanding options which are deemed exercised.

(9)	Includes 8,334 shares subject to outstanding options which are deemed exercised.

(10)	Includes 1,090,736 shares subject to outstanding options which are deemed exercised.

(11)
Schedule 13G dated December 31, 2005 states that Wells Fargo & Company and its subsidiary, Wells Capital Management Incorporated, are beneficial owners of 1,767,400 shares. The principal address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104.

(12)
Schedule 13G dated December 31, 2005 states that Andrew E. Gold and Ronit M. Gold are beneficial owners of 1,107,226 shares. The principal address for this party is 10835 Lockland Road, Potomac, MD 20854.

(13)	Schedule 13G dated December 31, 2005 states that State of Wisconsin Investment Board is a beneficial owner of 931,200 shares. The principal address for this party is P.O. Box 7842, Madison, WI 53707.

Equity Compensation

The following table sets forth information about the Company’s equity compensation plans as of October 31, 2005.

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	2,414,109	$8.13	1,902,769	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	2,414,109	$8.13	1,902,769

(1)
Consists of the 1996 Stock Option Plan, as amended (the “1996 Plan”), the 2003 Non-Employee Directors’ Equity Compensation Plan (the “2003 Plan”) and the 2000 Employee Stock Purchase Plan (the “ESPP”).

(2)	Includes shares available for issuance under the ESPP. As of October 31, 2005 an aggregate of 170,328 shares of common stock were available for issuance under the ESPP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP, our independent registered public accounting firms, for the audit of our annual financial statements for the fiscal years ended October 31, 2005 and 2004, respectively, and fees billed for other services rendered by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP during those periods.

Type of Fee	2005	2004
Audit Fees(1)	$223,000	$506,000
Audit Related Fees(2)	588,000	334,000
Tax Fees(3)	70,000	120,000
All Other Fees	—	—
Total	$881,000	$960,000

(1)
Audit Fees include fees for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP for the audit of our annual financial statements and reviews of quarterly interim financial statements included in our Form 10-Q. This category also includes fees for services that generally only the independent registered public accounting firm reasonably can provide to a company, such as procedures related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)
Audit Related Fees include fees for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP associated with assurance and related services traditionally performed by the independent registered public accounting firm and that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, accounting consultations, consultations concerning financial accounting and reporting standards, and an audit of the Company’s internal controls under the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees include the fees for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of Singer Lewak Greenbaum & Goldstein LLP in providing services to us for the fiscal year ended October 31, 2005 and has concluded that such services are compatible with their independence as our auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved all of the foregoing audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP in fiscal years 2005 and 2004, respectively.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
3.2	Certificate of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-QSB for the quarterly period ended July 31, 1998.
3.3	Certificate of Domestication of the Registrant, incorporated by reference to Exhibit 3(i)(a) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
10.1	Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10- KSB, filed January 29, 1998.
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

10.16*
Employment Agreement dated May 5, 2004, by and between John W. Manzetti. and the Company, incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration #333-110766), filed November  26, 2003.

10.17
Second Amendment to Agreement and Plan of Merger by and among the Registrant, AM Capital I, Inc. and NOMOS Corporation, incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed March 5, 2004.

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
10.21
Amendment to Lease Agreement dated August 22, 2002, by and between NOMOS Corporation and Cranberry 200 Venture, L.P., incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed March 11, 2005

10.22
Secured Loan Agreement dated as of October 15, 2003 by and between the Registrant and Prostate Centers of America, incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed March 11, 2005

10.23
Settlement Agreement dated as of August 4, 2004, by and among the Registrant, NOMOS Corporation and Parker/Hunter, Incorporated, incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed March 11, 2005

10.24
Loan Agreement and Security Agreement, dated October 5, 2005, between NASI, the Subsidiaries and Silicon Valley Bank., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 11, 2005.

10.25
Amendment to Loan Agreement and Security Agreement, dated January 12, 2006, between NASI, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed January 18, 2006.

14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed January 23, 2004.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K filed January 18, 2006.
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K filed January 18, 2006.
23.2	Consent of PricewaterhouseCoopers LLP. incorporated by reference to Exhibit 23.2 to the Registrant’s Form 10-K filed January 18, 2006.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1	Certification pursuant to Rule 13a-14b under the Exchange Act and 18 U.S.C -1350, incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K filed January 18, 2006.

+ Compensation plan or agreement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

Date: February 28, 2006	By:	/s/ L. MICHAEL CUTRER
L. Michael Cutrer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/IRWIN J. GRUVERMAN
Irwin J. Gruverman /s/L. MICHAEL CUTRER	Chairman of the Board of Directors	February 28, 2006
L. Michael Cutrer /s/JAMES W. KLINGLER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006
James W. Klingler /s/DONALD E. HORACEK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2006
Donald E. Horacek /s/JOHN A. FRIEDE	Corporate Controller (Principal Accounting Officer)	February 28, 2006
John A. Friede /s/JONATHAN P. GERTLER	Director	February 28, 2006
Dr. Jonathan P. Gertler /s/JOHN M. SABIN	Director	February 28, 2006
John M. Sabin /s/RICHARD A. SANDBERG	Director	February 28, 2006
Richard A. Sandberg /s/GARY N. WILNER	Director	February 28, 2006
Dr. Gary N. Wilner /s/NANCY W. WYSENSKI	Director	February 28, 2006
Nancy W. Wysenski	Director	February 28, 2006