Form 10-Q
period 2006-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2006-03-13
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. Large Accelerated Filer ☐ Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of February 28, 2006 was 16,988,868 shares.

NORTH AMERICAN SCIENTIFIC, INC.

Index

Page

Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets as of January 31, 2006 and October 31, 2005	3
Consolidated Statements of Operations for the three months ended
January 31, 2006 and 2005	4
Consolidated Statements of Cash Flows for the three months ended
January 31, 2006 and 2005	5
Condensed Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

Part II - Other Information

Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6. Exhibits	43
Signatures	44

PART II - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	January 31,	October 31,
	2006	2005
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$2,005,000	$2,630,000
Marketable securities, held to maturity	—	993,000
Accounts receivable, net of reserves	6,100,000	5,521,000
Inventories, net of reserves	3,951,000	3,731,000
Prepaid expenses and other current assets	431,000	794,000
Total current assets	12,487,000	13,669,000
Equipment and leasehold improvements	2,649,000	2,836,000
Goodwill	2,564,000	2,564,000
Intangible assets, net	3,001,000	3,158,000
Other assets	106,000	106,000
Total assets	$20,807,000	$22,333,000
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,314,000	$2,164,000
Accrued expenses	3,529,000	4,706,000
Deferred revenue	5,461,000	4,662,000
Line of credit	1,000,000	—
Total current liabilities	12,304,000	11,532,000
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares
issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 17,096,894
and 17,056,669 shares issued; 16,988,868 and 16,948,643 shares outstanding as of January 31, 2006 and October 31, 2005, respectively	174,000	173,000
Additional paid-in capital	121,524,000	121,147,000
Treasury stock, at cost - 108,026 common shares	(129,000)	(129,000)
Accumulated deficit	(113,066,000)	(110,390,000)
Total stockholders’ equity	8,503,000	10,801,000
Total liabilities and stockholders’ equity	$20,807,000	$22,333,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2006	2005
Revenue
Product	$5,169,000	$5,373,000
Service	2,358,000	2,791,000
Total revenue	7,527,000	8,164,000
Cost of revenue
Product	3,856,000	4,225,000
Service	820,000	1,009,000
Total cost of revenue	4,676,000	5,234,000
Gross profit	2,851,000	2,930,000
Operating expenses
Selling expenses	1,854,000	2,139,000
General and administrative expenses	2,194,000	2,302,000
Research and development	1,324,000	1,632,000
Amortization of intangible assets	157,000	575,000
Total operating expenses	5,529,000	6,648,000
Loss from operations	(2,678,000)	(3,718,000)
Interest and other income	3,000	69,000
Loss before provision for income taxes	(2,675,000)	(3,649,000)
Provision for income taxes	—	—
Net loss	$(2,675,000)	$(3,649,000)

Basic and diluted loss per share:	$(0.16)	$(0.22)

Weighted average number of shares outstanding	16,854,315	16,256,775

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,675,000)	$(3,649,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405,000	868,000
Share-based compensation expense	258,000	—
Provision for doubtful accounts	570,000	—
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	(1,149,000)	1,303,000
Inventories	(220,000)	462,000
Prepaid and other current assets	408,000	13,000
Accounts payable	151,000	(494,000)
Accrued expenses	(1,179,000)	(465,000)
Deferred revenue	798,000	(740,000)
Net cash used in continuing operations	(2,633,000)	(2,702,000)
Net cash used in discontinued operation	—	(454,000)
Net cash used in operating activities	(2,633,000)	(3,156,000)
Cash flows from investing activities:
Proceeds from maturity of marketable securities	993,000	2,391,000
Capital expenditures	(55,000)	(77,000)
Net cash provided by investing activities	938,000	2,314,000
Cash flow from financing activities:
Proceeds from line of credit	1,000,000	—
Proceeds from exercise of stock options and stock purchase plan	70,000	199,000
Net cash provided by finance activities	1,070,000	199,000
Net decrease in cash and cash equivalents	(625,000)	(643,000)

Cash and cash equivalents at beginning of period	2,630,000	2,334,000
Cash and cash equivalents at end of period	$2,005,000	$1,691,000

Supplemental disclosure:
In the three months ended January 31, 2006, the Company issued a warrant with an estimated fair value of $50,000 to a bank as consideration for a entering into an Amendment to a Loan Agreement. See Note 6 to the Financial Statements.

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of North American Scientific, Inc. (the “Company”) are unaudited, other than the consolidated balance sheet at October 31, 2005, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the year ended October 31, 2005.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of January 31, 2006, the Company has an accumulated deficit of $113.1 million, cash, cash equivalents and marketable securities of $2.0 million and $1.0 million of short-term debt.

Based on the Company’s current operating plans, management believes that the existing cash resources, cash forecasted by the Company’s plans to be generated by operations, the issuance of the Company’s common stock and/or debt as well as the Company’s anticipated and available lines of credit will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  There is no assurance that management will be successful with these plans.  However, if events and circumstances occur such that the Company does not meet our current operating plan as expected, and the Company is unable to raise additional debt or equity financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on the Company’s future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Accounting for Stock-based Compensation

Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended January 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three months ended January 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. There were no share-based payment awards granted subsequent to October 31, 2005.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $258,000 for the three months ended January 31, 2006, and was recorded in the financial statements as a component of general and administrative expense.

During the three months ended January 31, 2005, there was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method in accordance with APB 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

Three months ended
January 31, 2005
Net loss, as reported	$(3,649,000)
Less: total stock-based compensation (1)	(430,000)
Net loss, as adjusted	$(4,079,000)
Basic and diluted loss per share, as reported	$(0.22)
Basic and diluted loss per share, as adjusted	$(0.25)

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

Revenue Recognition

The Company sells products and services for radiation therapy treatment of cancer, including intensity modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”), as well as brachytherapy. Product revenue consists of brachytherapy seeds and accessories, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC and Crane products. Software revenues consist of IMRT treatment planning software, including Corvus, Peregrine and Peacock, and our IGRT products. Service revenue consists of warranty revenue and maintenance service agreements.

Product revenue

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products. SAB No. 104, which supersedes SAB No. 101 “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is implementing SFAS No.123R in the fiscal year beginning November 1, 2005. See the discussion earlier in this note under “Accounting for Stock-based Compensation”for the effect of the implementation on the current quarter.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for fiscal years beginning after June 15, 2005. The Company is implementing SFAS No.151 in the fiscal year beginning November 1, 2005. It is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for fiscal periods beginning after June 15, 2005. The Company implemented SFAS No.153 in our fiscal period beginning August 1, 2005. The implementation of SFAS No.153 did not have a material impact upon the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement asset obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/ or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The Company is implementing FIN No. 47 in its fiscal year beginning November 1, 2005. Management does not expect adoption of FIN No.47 to have a material impact on the Company’s financial statements.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140).  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments.  The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - VARIABLE INTEREST ENTITY

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”).  Under the agreement, the Company was obligated to make periodic advances subject to PCA achieving certain milestones.  On January 20, 2006, the Company received notice from PCA that it had filed for protection under the bankruptcy law. As of January 31, 2006, the Company’s advances to PCA under the secured note totaling $950,000 have been written off. The Company has no equity interest in PCA.

TC2B, LLC, a distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company through October 2008, has a majority interest in PCA. On January 31, 2006, total trade receivables due from TC2B were $1.1 million and sales to TC2B during the three months ended January 31, 2006 were $0.2 million. The trade receivables balance is fully reserved in the allowance for doubtful accounts, and the Company did not recognize the revenue from sales to TC2B in the three months ended January 31, 2006. Based on the terms of the lending and supply agreements with the above entities, the Company previously determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under FIN No. 46 because PCA does not have sufficient equity at risk for the entity to finance its activities.

FIN 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated PCA as a VIE, regardless of the Company not having an equity interest in PCA and its creditors having no recourse against the Company. In the fiscal year ended October 31, 2005, the Company determined that PCA was no longer a VIE, because: (i) during the fiscal year ended October 31, 2005, other outside parties provided additional funding to PCA, which resulted in the Company no longer being the holder of the variable interest that would hold the majority of the entity’s losses, (ii) PCA’s other creditors have no recourse against the Company, (iii) the Company has no equity interest in PCA, and (iv) PCA had informed the Company that it likely will cease operations in 2006. As a result, the Company did not consolidate PCA as a VIE in its financial statements for the fiscal year ended October 31, 2005.

No amounts related to PCA were included in the Company’s consolidated balance sheets at January 31, 2006, and October 31, 2005. Expenses of PCA of $18,000 and none were included in the Company’s consolidated statement of operations for the quarter ended January 31, 2005 and January 31, 2006, respectively.

NOTE 3 - MARKETABLE SECURITIES

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

Accounts receivable consist of the following:

	January 31,	October 31,
	2006	2005
Accounts receivables	$8,003,000	$6,854,000
Less: allowance for doubtful accounts	(1,903,000)	(1,333,000)
	$6,100,000	$5,521,000

NOTE 5 - INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	January 31,	October 31,
	2006	2005
Raw materials	$1,520,000	$1,468,000
Work in process	124,000	45,000
Finished goods	2,307,000	2,218,000
	$3,951,000	$3,731,000

NOTE 6 - LINE OF CREDIT

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000.00. The line of credit has a term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

On January 12, 2006, the Company, entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with the Bank.  The Amendment revised certain terms of the Loan Agreement to provide an adjustment to the borrowing base formula and to permit liens in favor of a holder of subordinated debt that are subordinated to the liens of the Bank.  In addition, the Amendment decreased the minimum tangible net worth that must be maintained by the Company under the Asset Based Terms of the Loan Agreement from $5 million to $1.5 million and granted the Bank a warrant to purchase 39,683 shares of the Company’s commons stock at an exercise price of $1.89 per share.  The warrant will expire in five years unless previously exercised.

NOTE 7 - NET LOSS PER SHARE

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

	Three months ended January 31,
	2006	2005

Net loss	$(2,675,000)	$(3,649,000)
Weighted average shares outstanding - basic	16,854,315	16,256,775
Dilutive effect of stock options	—	—
Weighted average shares outstanding -diluted	16,854,315	16,256,775
Basic loss per share	$(0.16)	$(0.22)
Diluted loss per share	$(0.16)	$(0.22)

Stock options to purchase 2,376,711 and 3,158,522 common shares for the three months ended January 31, 2006, and 2005, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 8 - INTANGIBLE ASSETS

	January 31, 2006		October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Purchased technology	$3,129,000	$2,648,000	$3,129,000	$2,622,000
Existing customer relationships	1,770,000	424,000	1,770,000	353,000
Trademark	1,666,000	549,000	1,666,000	490,000
Patents and licenses	98,000	41,000	98,000	40,000
	$6,663,000	$3,662,000	$6,663,000	$3,505,000

Amortization expense was $157,000 and $575,000 for the three months ended January 31, 2006 and 2005, respectively.

The estimate of aggregate amortization expense for the subsequent years is as follows:

For the Years Ended January 31,
2007	632,000
2008	632,000
2009	632,000
2010	632,000
2011	473,000
$3,001,000

NOTE 9 - DISCONTINUED OPERATION

In September 2004, the Company shut-down its Theseus operation. Effective with the fourth quarter of 2004, this segment is reflected as a discontinued operation. All prior period results have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

There were no revenues or expenses from the discontinued operation in the three months ended January 31, 2006 and 2005.

Assets and liabilities of the discontinued operations were as follows:

	January 31,	October 31,
	2006	2005
Cash	$—	$—
Other assets	16,000	16,000
Accounts payable	(3,000)	(3,000)
Accrued expenses	(350,000)	(350,000)
Net assets (liabilities) of discontinued operation	$(337,000)	$(337,000)

NOTE 10 - SEGMENT INFORMATION

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

	Three months ended January 31,
	2006	2005
Revenues
IMRT/IGRT	$4,675,000	$5,336,000
Radiation Sources	2,852,000	2,828,000
	$7,527,000	$8,164,000
Loss from Operations
IMRT/IGRT	$(1,451,000)	$(2,637,000)
Radiation Sources	(1,227,000)	(1,081,000)
	$(2,678,000)	$(3,718,000)

	January 31,	October 31,
	2006	2005
Goodwill
IMRT/IGRT	$2,564,000	$2,564,000
Radiation Sources	—	—
Discontinued operation	—	—
	$2,564,000	$2,564,000

Total assets
IMRT/IGRT	$14,100,000	$14,899,000
Radiation Sources	6,691,000	7,418,000
Discontinued operation	16,000	16,000
	$20,807,000	$22,333,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “projections”, and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the Securities and Exchange Commission (“SEC”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

We manufacture, market and sell products for the radiation oncology community, including intensity modulated and image guided radiation therapy products and services, as well as brachytherapy seeds used in the treatment of prostate cancer. Our business is organized into two operating segments: IMRT/IGRT and Radiation Sources.

IMRT/IGRT develops and markets intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products used in external beam radiation therapy for the treatment of disease. Radiation Sources develops and markets radioisotopic products including brachytherapy seeds, accessories and calibration sources used in the treatment of disease and used in medical, environmental, research and industrial applications. In May 2004, we acquired NOMOS Corporation (“NOMOS”). NOMOS was a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services. We manage this business as our IMRT/IGRT operating segment.

Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, the issuance of our common stock and/or debt as well as our anticipated and available lines of credit will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  There is no assurance that we will be successful with these plans.  However, if events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Results of Operations

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

Revenue. Revenue decreased $0.7 million, or 8%, to $7.5 million for the three months ended January 31, 2006, from $8.2 million for the three months ended January 31, 2005. The decrease in revenue during the quarter ended January 31, 2006, is due to declines in IMRT/IGRT product revenue ($0.2 million) and IMRT/IGRT service revenue ($0.5 million).

Product revenue decreased $0.2 million, or 4%, to $5.2 million for the three months ended January 31, 2006, from $5.4 million for the three months ended January 31, 2005. The decrease in product revenue during the quarter ended January 31, 2006, is largely due to a decline in unit sales of IGRT products. Product revenue in Radiation Sources remained consistent with the prior year.

Service revenue decreased $0.5 million, or 16%, to $2.3 million for the three months ended January 31, 2006, from $2.8 million for the three months ended January 31, 2005 due to a decline in the number of maintenance agreements for IMRT/IGRT products.

Gross profit. Gross profit decreased $0.1 million, or 3%, to $2.8 million for the three months ended January 31, 2006, from $2.9 million for the three months ended January 31, 2005. The decrease in gross profit is attributed to declines in revenue in our IMRT/IGRT business. Gross profit as a percentage of revenues increased from 36% to 38% during this period.

Gross profit for the three months ended January 31, 2006 consists of $2.1 million, or 45% of revenue from our IMRT/IGRT business, and $0.8 million, or 26% of revenue from our Radiation Sources business.

The increase in gross profit as a percentage of revenue is attributed to a change in product mix in our IMRT/IGRT product revenue and a reduction in overhead costs, which resulted in gross profit as a percentage of product revenue increasing from 15% to 25%. Gross profit as a percentage of service revenue in our IMRT/IGRT segment increased from 64% to 65% primarily due to a reduction in overhead costs. Gross profit as a percentage of revenue in our Radiation Sources segment decreased from 27% to 26% primarily due to increased material costs.

Selling Expenses. Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses decreased $0.3 million, or 13%, to $1.8 million for the three months ended January 31, 2006, from $2.1 million for the three months ended January 31, 2005. The decrease in selling expenses is primarily attributed to staffing reductions and a reduction in the level of marketing costs associated with our IMRT/IGRT business.

General and administrative expenses. General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses decreased $0.1 million, or 4%, to $2.2 million for the three months ended January 31, 2006, from $2.3 million for the three months ended January 31, 2005. The decrease is primarily attributed to reductions in staffing and professional fees ($0.4 million) offset by $0.3 million in stock compensation expense as a result of the implementation of SFAS 123R, which requires the expensing of stock options, starting this fiscal quarter.

Research and development. Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs decreased $0.3 million, or 19%, to $1.3 million for the three months ended January 31, 2006, from $1.6 million for the three months ended January 31, 2005. The decrease is primarily attributed to staffing reductions and reduced project expenditures in our IMRT/IGRT business.

Amortization of intangible assets. Amortization of intangible assets decreased $0.4 million, or 73%, to $0.2 million for the three months ended January 31, 2006 from $0.6 million for the three months ended January 31, 2005. The decrease is attributed to the writedown of certain intangible assets in the fourth quarter of 2005.

Interest and other income, net. Interest and other income decreased $66,000, or 96%, to $3,000 for the three months ended January 31, 2006, from $69,000 for the three months ended January 31, 2005. The decrease is attributed to a smaller portfolio of marketable securities and the inclusion of interest on short-term debt and amortization of warrants in 2006.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of January 31, 2006, the Company has an accumulated deficit of $113.1 million, cash, cash equivalents and marketable securities of $2.0 million and $1.0 million of short-term debt.

Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, the issuance of our common stock and/or debt as well as our anticipated and available lines of credit will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  There is no assurance that we will be successful with these plans.  However, if events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

At January 31, 2006, we had cash, and cash equivalents, and investments in marketable securities aggregating approximately $2.0 million, a decrease of approximately $1.6 million from $3.6 million at October 31, 2005. The decrease was primarily attributed to $2.6 million used in continuing operations and $0.1 million used for capital expenditures, partially offset by a $1.0 million drawdown on the line of credit and $0.1 million in cash received from the exercise of stock options and the employee stock purchase plan.

Cash flows used in operating activities decreased $0.6 million, or 17%, to $2.6 million for the three months ended January 31, 2006 from $3.2 million for the three months ended January 31, 2005. The decrease in cash used in operating activities reflects a reduction of cash used in our discontinued operation ($0.5 million) offset by payment of accounts payable and accrued expenses. We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash flows provided by investing activities decreased $1.4 million, or 59%, to $0.9 million for the three months ended January 31, 2006, from $2.3 million for the three months ended January 31, 2005. The decrease reflects a reduction in need to draw down our balance of marketable securities to fund operations.

Cash provided by financing activities increased $0.9 million, or 443%, to $1.1 million for the three months ended January 31, 2006, from $0.2 million for the three months ended January 31, 2005. The increase reflects the drawdown on the line of credit ($1.0 million) offset by a reduction in the proceeds from exercise of employee stock options.

We have $3.7 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. We have also entered into purchase commitments to suppliers under blanket purchase orders in the amount of $0.4 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended October 31, 2005, and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We sell products and services for radiation therapy treatment of cancer, including intensity modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”), as well as brachytherapy. Product revenue consists of brachytherapy seeds and accessories, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC and Crane products. Software revenues consist of IMRT treatment planning software, including Corvus, Peregrine and Peacock, and our IGRT products. Service revenue consists of warranty revenue and maintenance service agreements.

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

Allowance for Doubtful Accounts and Sales Returns

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. We regularly review the allowance by considering factors such as historical experience, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. If there was a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be overstated which could have an adverse impact on our financial results.

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

The Company's Radiation Sources products are subject to shelf-life expiration periods, which are carefully monitored by the Company. Provision is made for inventory items which may not be sold because of expiring dates. The Company routinely reviews other inventories for evidence of impairment of value and makes provision as such impairments are identified.

Goodwill and Other Intangible Assets

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (September 30) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are implementing SFAS No.123R in the fiscal year beginning November 1, 2005.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for fiscal years beginning after June 15, 2005. We are implementing SFAS No.151 in the fiscal year beginning November 1, 2005. It is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for fiscal periods beginning after June 15, 2005. We implemented SFAS No.153 in our fiscal period beginning August 1, 2005. The implementation of SFAS No.153 did not have a material impact upon the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement asset obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/ or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. We are implementing FIN No. 47 in our fiscal year beginning November 1, 2005. We do not expect adoption of FIN No.47 to have a material impact on the Company’s financial statements.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140).  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments.  We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended January 31, 2006, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to all timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2006, that has materially affected or is reasonably like to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to other information in this Form 10-Q, you should carefully consider the risks described below before investing in our securities. This discussion highlights some of the risks that may affect future operating results. The risks described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

We have incurred substantial net losses in each of the last six fiscal years, and in the three months ended January 31, 2006. As reflected in our financial statements in our SEC Form 10-K, we have experienced net losses of $55.5 million, $36.3 million, and $9.4 million in our fiscal years ended October 31, 2005, 2004 and 2003, respectively, and a net loss of $2.7 million in the three months ended January 31, 2006. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $49.1 million at October 31, 2003 to $2.0 million at January 31, 2006. The decrease over the past two year period ended October 31, 2005, was primarily attributed to net cash payments of $26.3 million used in continuing operating activities, $13.2 million related to our acquisition of NOMOS, $9.0 million used in the discontinued Theseus operations, and $1.6 million used for capital expenditures, partially offset by $4.6 million in cash received from the exercise of stock options and our employee stock purchase plan. The decrease in the thee months ended January 31, 2006 was primarily due to $2.6 million of cash used in operating activities, partially offset by a $1.0 million drawdown on our bank line of credit.

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

We cannot assure you that we will be able to maintain or develop these relationships with agents and distributors and other industry participants or that these relationships will continue to be successful. If any of these relationships is terminated, not renewed or otherwise unsuccessful, or if we are unable to develop additional relationships, our product sales could decline, and our ability to grow our IMRT/IGRT business could be adversely affected. This is particularly the case with respect to foreign sales of our IMRT/IGRT products, where we currently rely, and we will continue to rely, on our distributors' expertise regarding foreign regulatory matters and their access to actual and potential customers.

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

The acquisition of NOMOS in May 2004 has required the integration of NOMOS with our Company. This integration has taken longer and demanded more financial and other resources that we had originally anticipated. Though virtually all of the infrastructure-related integration tasks have been completed, integration in other areas, such as sales and marketing and certain operational areas remain ongoing. As the integration continues, it remains a complex, costly and time-consuming process. The challenges of combining the two companies' operations have included and may continue to involve, among other things:

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

The process of continued integration of NOMOS and the historic Company operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of the two companies' operations could harm our business, results of operations, financial condition or future prospects.

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

New product developments in the healthcare industry are inherently risky and unpredictable. These risks include:

•	failure to prove feasibility;
•	time required from proof of feasibility to routine production;
•	timing and cost of regulatory approvals and clearances;
•	competitors' response to new product developments;
•	manufacturing, installation, warranty and maintenance cost overruns;
•	failure to obtain customer acceptance and payment;
•	customer demands for retrofits of both old and new products; and
•	excess inventory caused by phase-in of new products and phase-out of old products.

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

In both IMRT and conventional radiation therapy, there is radiation leakage, which means radiation that escapes from the linear accelerator and is absorbed by the patient outside the area of the patient's body being treated. Linear accelerators are the machines that generate the radiation energy beams used in both IMRT and conventional radiation treatment. Leakage occurs at all times when the linear accelerator is producing radiation. In IMRT treatments, the linear accelerator is required to produce radiation for a longer period of time overall as compared to conventional radiation treatments. Also, in IMRT treatments there is additional leakage that is transmitted through or between the leaves of the multileaf collimator itself. As a result, there is an increase in the overall radiation leakage to which the patient is exposed due to the longer periods of radiation delivery.

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

The FDA's medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction recurred. Any required filing could result in an investigation of our products and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

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

Currently, our IMRT/IGRT products are predominantly used in the treatment of tumors of the prostate, head, neck and spinal cord, while our brachytherapy products are used almost exclusively for the treatment of prostate cancer. Further research, clinical data and years of experience will likely be required before there can be broad acceptance for the use of both our IMRT/IGRT as well as our brachytherapy products for additional types of cancer. In particular, some recognized members of the radiation oncology community have expressed skepticism as to the relative benefits of IMRT treatments other than for limited types of cancer such as prostate cancer, where mortality is closely linked to recurrence of the local tumor. They point out that in many types of cancer, such as breast cancer, mortality is usually a result of metastasis, meaning the expansion of the cancer to other parts of the patient's body, and that eliminating or controlling the growth of the local tumor, which is the goal of IMRT treatments, does little to prevent this from occurring. If our products do not become more widely accepted in treating other types of cancer, our sales could fail to increase or could decrease.

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

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies' products for possible conflicts with their own intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. Our competitors could assert that our products and the methods we employ in the use of our products are covered by United States or foreign patent rights held by them. In addition, because patent applications can take many years to issue, there could be applications now pending of which we are unaware, which could later result in issued patents that our products infringe. There could also be existing patents that one or more of our products could inadvertently be infringing of which we are unaware.

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

If a competitor infringes upon our patent or other intellectual property rights, enforcing those rights could be difficult, expensive and time-consuming, making the outcome uncertain. Competitors could also bring actions or counterclaims attempting to invalidate our patents. Even if we are successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be costly and could divert our management's attention.

In 1998 (prior to our acquisition of NOMOS Corporation), NOMOS became involved in a lawsuit, which NOMOS initiated, involving a NOMOS patent relating to the ultrasound localization techniques that is used in BAT. In January 2003, the district court entered judgment against NOMOS on its infringement claims. NOMOS appealed this judgment to the United States Court of Appeals for the Federal Circuit. In February 2004, the circuit court upheld the district court's judgment and we filed a petition for rehearing, which was denied on March 11, 2004. We cannot predict what the adverse effect the result of this litigation will have on our future sales of related products.

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

Intensity modulated radiation therapy and image-guided radiation therapy are both relatively new technologies and, to date, we have attained only limited penetration of the total potential worldwide market. Our future growth and success depends upon creating broad awareness and acceptance of IMRT/IGRT generally and our products in particular by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our IMRT/IGRT products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, as described above, potential customers who decide to utilize IMRT/IGRT may choose to purchase competitors' products. Important factors that will affect our ability to attain broad market acceptance of our IMRT/IGRT products include:

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

Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In 2005, less than 5% of our product revenues and less than 5% of our total revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

•	our customers' ability to obtain reimbursement for procedures using our products in foreign markets;
•	the burden of complying with complex and changing foreign regulatory requirements;
•	language barriers and other difficulties in providing long-range customer support and service;
•	longer accounts receivable collection times;
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

We do not believe that we currently satisfy all of the continued listing criteria established by the Nasdaq National Market.  The liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq National Market.

As of the end of our fiscal quarter ended January 31, 2006, we do not believe that we satisfied all of the continued listing criteria established by the Nasdaq National Market. To date, Nasdaq's Listing Qualifications department has not notified us of any deficiency or any action necessary to regain compliance. If Nasdaq determines that we no longer comply with an applicable requirement, then Nasdaq will issue a letter requesting that we submit a plan of compliance within 15 calendar days. If we submit a plan of compliance, it will, among other things, need to address our plan to pursue various strategic and financing alternatives designed to regain compliance within the near term and maintain compliance over the long term. Upon review of our plan of compliance, Nasdaq will determine whether to grant us an extension of time to become compliant or delist our securities. If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected.

Alternatively, if faced with such delisting, we may submit an application to transfer the listing of our common stock to the Nasdaq Capital Market. Among other requirements, the Nasdaq Capital Market has a $1.00 minimum bid price requirement.

Alternatively, if our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the American Stock Exchange, the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets. In addition, we would be subject to Rule 15c2-11 promulgated by the SEC. If we fail to meet criteria set forth in the rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

Delisting from Nasdaq would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 On January 12, 2006, we issued a warrant to Silicon Valley Bank as consideration for entering into a First Amendment to Loan and Security Agreement between the parties. The warrant entitles the holder, for a period of five years, to purchase up to an aggregate of 39,683 restricted shares of our common stock at a price of $1.89 per share. The warrant was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Item 6. Exhibits

(a)  Exhibits.

Exhibits No.	Title

10.1
Amendment to Loan Agreement and Security Agreement, dated January 12, 2006, between NASI, the Subsidiaries and Silicon Valley Bank (incorporated by reference to Exhibit 10.25 of Form 10-K filed January 18, 2006).

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

NORTH AMERICAN SCIENTIFIC, INC.

March 13, 2006	By:	/s/ L. Michael Cutrer
Name: L. Michael Cutrer
Title: President and Chief Executive Officer (Principal Executive Officer)

March 13, 2006	By:	/s/ James W. Klingler
Name: James W. Klingler
Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)