Form 10-K/A
period 2005-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2006-06-02
CIK 949876

  UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005
Commission File Number 0-26670

  NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0366422
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

20200 Sunburst Street, Chatsworth, California 91311
(Address of principal executive offices) (Zip Code)

(818) 734-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.࿠

☐ Large Accelerated Filer     ☒ Accelerated Filer     ☐ Non-Accelerated Filer

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $35.7 million (based upon the price at which the common stock was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter).

As of February 17, 2006, approximately 16,988,869 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

North American Scientific, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended October 31, 2005, as originally filed with the Securities and Exchange Commission (the “Commission”) on January 18, 2006 (the “Original Form 10-K”) and subsequently amended by Amendment No. 1 on Form 10-K/A as filed with the Commission on February 28, 2006, for the sole purpose of correcting the inadvertent omission of certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and our principal financial officer as filed in the Company’s Original Form 10-K. The required references to internal control over financial reporting have been included in paragraph 3 and paragraph 3(b) in the Section 302 Certifications filed with this Amendment No. 2. There are no changes to the Company’s financial statements as originally filed. There are also no changes to the disclosures in the Original Form 10-K or Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.  Description

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the  Sarbanes-Oxley Act.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

Date: June 2, 2006	By:	/s/ L. Michael Cutrer

Name: L. Michael Cutrer
Title: President and Chief Executive Officer