Form 10-Q
period 2006-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2006-06-09
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

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

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of June 1, 2006 was 16,988,860 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	April 30,	October 31,
	2006	2005
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,753,000	$2,630,000
Marketable securities, held to maturity	—	993,000
Accounts receivable, net of reserves	6,784,000	5,521,000
Inventories, net of reserves	3,909,000	3,731,000
Prepaid expenses and other current assets	1,218,000	794,000
Total current assets	13,664,000	13,669,000
Equipment and leasehold improvements, net of $5,993,000 and $5,522,000	2,520,000	2,836,000
accumulated depreciation at April 30, 2006 and October 31, 2005, respectively
Goodwill	2,564,000	2,564,000
Intangible assets, net of $3,818,000 and $3,505,000 accumulated amortization at	2,845,000	3,158,000
April 30, 2006 and October 31, 2005, respectively
Other assets	586,000	106,000
Total assets	$22,179,000	$22,333,000

Liabilities and Stockholders’ Equity

Current liabilities
Line of credit	$3,314,000	$—
Accounts payable	2,550,000	2,164,000
Accrued expenses	3,242,000	4,706,000
Deferred revenue	4,567,000	4,662,000
Total current liabilities	13,673,000	11,532,000
Long Term Debt	3,000,000	—
Total liabilities	16,673,000	11,532,000
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares
issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 17,096,886
and 17,056,669 shares issued; 16,988,860 and 16,948,643 shares outstanding as of April 30, 2006 and October 31, 2005, respectively	174,000	173,000
Additional paid-in capital	122,221,000	121,147,000
Treasury stock, at cost - 108,026 common shares	(129,000)	(129,000
Accumulated deficit	(116,760,000)	(110,390,000
Total stockholders’ equity	5,506,000	10,801,000
Total liabilities and stockholders’ equity	$22,179,000	$22,333,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Revenue
Product	$5,835,000	$5,843,000	$11,004,000	$11,216,000
Service	2,222,000	3,298,000	4,580,000	6,089,000
Total revenue	8,057,000	9,141,000	15,584,000	17,305,000

Cost of revenue
Product	4,190,000	4,603,000	8,045,000	8,828,000
Service	941,000	880,000	1,762,000	1,890,000
Total cost of revenue	5,131,000	5,483,000	9,807,000	10,718,000
Gross profit	2,926,000	3,658,000	5,777,000	6,587,000

Operating expenses
Selling expenses	2,331,000	2,164,000	4,185,000	4,303,000
General and administrative expenses	2,617,000	3,278,000	4,811,000	5,580,000
Research and development	1,416,000	1,624,000	2,740,000	3,256,000
Amortization of intangible assets	157,000	575,000	314,000	1,150,000
Total operating expenses	6,521,000	7,641,000	12,050,000	14,289,000
Loss from operations	(3,595,000)	(3,983,000)	(6,273,000)	(7,702,000)
Interest and other income(expense)	(100,000)	55,000	(97,000)	124,000
Loss before provision for income taxes	(3,695,000)	(3,928,000)	(6,370,000)	(7,578,000)
Loss from continuing operations	(3,695,000)	(3,928,000)	(6,370,000)	(7,578,000)
Net loss	$(3,695,000)	$(3,928,000)	$(6,370,000)	$(7,578,000)
Basic and diluted loss per share:	(0.22)	(0.24)	(0.38)	(0.47)
Weighted average number of shares outstanding	16,988,863	16,231,436	16,975,087	16,287,595

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,370,000)	$(7,578,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784,000	1,713,000
Amortization of warrants	47,000	—
Share-based compensation expense	479,000	—
Provision for doubtful accounts	450,000	254,000
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	(1,714,000)	(350,000)
Inventories	(178,000)	785,000
Prepaid and other current assets	(420,000)	(427,000)
Accounts payable	384,000	(729,000)
Accrued expenses	(1,384,000)	(766,000)
Deferred revenue	(96,000)	(998,000)
Net cash used in continuing operations	(8,018,000)	(8,096,000)
Net cash used in discontinued operation	(81,000)	(497,000)
Net cash used in operating activities	(8,099,000)	(8,593,000)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	993,000	6,512,000
Capital expenditures	(155,000)	(200,000)
Net cash provided by investing activities	838,000	6,312,000

Cash flow from financing activities:
Proceeds from line of credit	3,314,000	—
Proceeds from long-term debt	3,000,000	—
Proceeds from exercise of stock options and stock purchase plan	70,000	215,000
Net cash provided by finance activities	6,384,000	215,000
Net decrease in cash and cash equivalents	(877,000)	(2,066,000)

Cash and cash equivalents at beginning of period	2,630,000	2,334,000
Cash and cash equivalents at end of period	$1,753,000	$268,000

Supplemental disclosure:
In the six months ended April 30, 2006, the Company has issued warrants with an estimated fair value totaling $526,000 to a bank and a debt provider as consideration for entering into Loan and Security Agreements. See Note 6 to the Financial Statements.

In the six months ended April 30, 2006, there were no cash flows from investing activities or financing activities from discontinued operations.

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events

On June 7, 2006, North American Scientific, Inc.(the “Company”) closed an approximately $24 million private placement of shares of its common stock and the concurrent issuance of warrants for the purchase of additional shares of its common stock. Net proceeds from the financing will be used for new product development, including the Company’s breast brachytherapy product, and for working capital.

At the closing, the investors received 12,291,934 shares of the Company’s common stock at a purchase price of $1.95 per share as well as warrants to purchase an additional 6,145,967 shares of the Company’s common stock at an exercise price of $2.08 per share, which are exercisable beginning 180 days after the date of closing until 7 years after the date of closing.

The securities sold in this private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The Company agreed to file a registration statement after the closing of the transaction for purposes of registering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited, other than the consolidated balance sheet at October 31, 2005, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of April

30, 2006, the Company has an accumulated deficit of $116.7 million, cash and cash equivalents of $1.8 million, $3.3 million of short-term debt and $3.0 million of long-term debt.

Especially in view of our recent private placement of common stock, based on the Company’s current operating plans, management believes that the existing cash resources, cash forecasted by the Company’s plans to be generated by operations, the issuance of the Company’s common stock and/or debt, as well as the Company’s anticipated and available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  There is no assurance that management will be successful with these plans.  However, if events and circumstances occur such that the Company does not meet our current operating plans as expected, and the Company is unable to raise additional debt or equity financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on the Company’s future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the six months ended April 30, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the six months ended April 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made during the six months ended April 30, 2006. A total of 1,303,000 stock option grants were awarded to employees on March 16, 2006.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123 and SFAS 148. Share-based compensation expense related to stock options and employee stock purchases was $221,000 for the 3 months ended April 30, 2006 and $479,000 for the six months ended April 30, 2006, and was recorded in the financial statements as a component of general and administrative expense. Note that for the three months ended April 30, 2006, a total of 651,500 stock options were granted that contain certain performance requirements, therefore no share-based compensation expense has been calculated on these stock options.

During the six months ended April 30, 2005, there was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method in accordance with APB 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005

Net loss, as reported	$(3,928,000)	$(7,578,000)
Less: total stock-based compensation (1)	(316,000)	(758,000)
Net loss, as adjusted	$(4,244,000)	$(8,336,000)
Basic and diluted loss per share, as reported	$(0.24)	$(0.47)
Basic and diluted loss per share, as adjusted	$(0.26)	$(0.51)

(1)	As determined under the fair value method.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

TC2B, LLC, a distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company through October 2008, has a majority interest in PCA. On April 30, 2006, total trade receivables due from TC2B of $1.1 million had been written off to the allowance for doubtful accounts and no sales to TC2B during the six months ended April 30, 2006 had been recognized. Based on the terms of the lending and supply agreements with the above entities, the Company previously determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under FIN No. 46 because PCA does not have sufficient equity at risk for the entity to finance its activities.

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

No amounts related to PCA were included in the Company’s consolidated balance sheets at April 30, 2006, and October 31, 2005.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data. We review our allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered. On April 30, 2006, total trade receivables due from TC2B of $1.1 million had been written off to the allowance for doubtful accounts (see Note 2). The Company does not have any off-balance-sheet credit exposure related to our customers.

Accounts receivable consist of the following:

	April 30,	October 31,
	2006	2005

Accounts receivables	$7,583,000	$6,854,000
Less: allowance for doubtful accounts	(799,000)	(1,333,000)
	$6,784,000	$5,521,000

NOTE 5 - INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	April 30,	October 31,
	2006	2005

Raw materials	$1,668,000	$1,468,000
Work in process	74,000	45,000
Finished goods	2,167,000	2,218,000
	$3,909,000	$3,731,000

NOTE 6 - LINE OF CREDIT

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit has a term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

On January 12, 2006, the Company, entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with the Bank.  The Amendment revised certain terms of the Loan Agreement to provide an adjustment to the borrowing base formula and to permit liens in favor of a holder of subordinated debt that are subordinated to the liens of the Bank.  In addition, the Amendment decreased the minimum tangible net worth that must be maintained by the Company under the Asset Based Terms of the Loan Agreement from $5 million to $1.5 million and granted the Bank a warrant to purchase 39,683 shares of the Company’s common stock at an exercise price of $1.89 per share.  The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $51,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$1.89
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The value of the warrant is being amortized over the term of the line of credit at $5,100 per month, and is included in Interest and Other Expense on the Income Statement.

NOTE 7 - LONG TERM DEBT

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, LLC (the “Debt Provider”), for a secured, revolving line of credit of up to $4,000,000, which will supplement an existing line of credit provided by Silicon Valley Bank. The line of credit has a term of eighteen months. Borrowings under the line of credit are subject to a borrowing base formula. The Company has paid interest on the borrowings under the line of credit at prime rate as quoted in the Wall Street Journal, which on April 30, 2006 was 7.75%. Amounts owing under the line of credit are secured by all of the assets of the Company and are subordinated to amounts owing under the line of credit with Silicon Valley Bank. The line of credit does not contain financial covenants, however the Company is subject to other customary covenants, including reporting requirements, and events of default. In connection with the Loan Agreement, the Company also granted the Debt Provider a warrant to purchase 395,000 shares of the Company’s common stock at an exercise price of $1.89 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$2.05
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The issuance of the warrant has been accounted for as a loan origination fee. As such, the value of the warrant has been deferred and is being amortized over the life of the loan at $26,500 per month and is included in Interest and Other Expense on the Income Statement.

NOTE 8 - NET LOSS PER SHARE

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

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005

Net loss	$(3,695,000)	$(3,928,000)	$(6,370,000)	$(7,578,000)
Weighted average shares outstanding - basic	16,988,863	16,231,436	16,975,087	16,287,595
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	16,988,863	16,231,436	16,975,087	16,287,595

Basic loss per share	$(0.22)	$(0.24)	$(0.38)	$(0.47)
Diluted loss per share	$(0.22)	$(0.24)	$(0.38)	$(0.47)

Stock options to purchase 2,896,940 and 3,044,963 common shares for the three months ended April 30, 2006, and 2005, respectively, and 2,576,027 and 3,100,905 common shares for the six months ended April 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 9 - INTANGIBLE ASSETS

	April 30, 2006		October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets
Purchased technology	$3,129,000	$2,673,000	$3,129,000	$2,622,000
Existing customer relationships	1,770,000	495,000	1,770,000	353,000
Trademark	1,666,000	608,000	1,666,000	490,000
Patents and licenses	98,000	42,000	98,000	40,000
	$6,663,000	$3,818,000	$6,663,000	$3,505,000

Amortization expense was $157,000 and $575,000 for the three months ended April 30, 2006 and 2005, respectively, and $314,000 and $1,150,000 for the six months ended April 30, 2006 and 2005, respectively.

The Company’s current estimate of aggregate amortization expense for subsequent years is as follows:

For the Years Ended April 30,

2007	$626,000
2008	626,000
2009	626,000
2010	626,000
2011	341,000
$2,845,000

NOTE 10 - DISCONTINUED OPERATION

In September 2004, the Company shut-down its Theseus operation. Effective with the fourth quarter of 2004, this segment is reflected as a discontinued operation. All prior period results have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

There were no revenues or expenses from the discontinued operation in the six months ended April 30, 2006 and 2005.

Assets and liabilities of the discontinued operations were as follows:

	April 30,	October 31,
	2006	2005
Other assets	16,000	16,000
Accounts payable	(3,000)	(3,000)
Accrued expenses	(269,000)	(350,000)
Net assets (liabilities) of discontinued operation	$(256,000)	$(337,000)

When reporting the restated prior period results showing the Theseus operation as a discontinued operation, the Company combined the cash flows attributable to Theseus within the operating cash flow category. The following table reports, for the last 3 fiscal years, separate totals of operating, investing and financing portions of the cash flows attributable to the discontinued operation:

	For the Years Ended October 31,
	2005	2004	2003
Net cash used in discontinued operating activities	$578,000	$8,214,000	$8,320,000
Net cash used in discontinued investing activities	—	179,000	310,000
Net cash used in discontinued financing activities	—	—	—
Total cash used in discontinued operations	$578,000	$8,393,000	$8,630,000

NOTE 11 - SEGMENT INFORMATION

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

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005

Revenues

IMRT/IGRT	$4,831,000	$6,074,000	$9,506,000	$11,409,000
Radiation Sources	3,226,000	3,067,000	6,078,000	5,896,000
	$8,057,000	$9,141,000	$15,584,000	$17,305,000

Loss from Operations

IMRT/IGRT	$(1,907,000)	$(2,879,000)	$(3,358,000)	$(5,516,000)
Radiation Sources	(1,688,000)	(1,104,000)	(2,915,000)	(2,185,000)
	$(3,595,000)	$(3,983,000)	$(6,273,000)	$(7,701,000)

	April 30,	October 31,
	2006	2005

Goodwill
IMRT/IGRT	$2,564,000	$2,564,000
	$2,564,000	$2,564,000

Total assets
IMRT/IGRT	$14,529,000	$14,899,000
Radiation Sources	7,634,000	7,418,000
Discontinued operation	16,000	16,000
	$22,179,000	$22,333,000

NOTE 12—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $0.1 million to suppliers under blanket purchase orders.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended April 30,

2007	$736,000
2008	492,000
2009	492,000
2010	492,000
2011	492,000
Thereafter	901,000
$3,605,000

Third Party License Agreements

We license from third parties some of the technologies used in our core products. The following are the minimum annual royalty amounts under each of the agreements:

Lawrence Livermore National Laboratory	$25,000
Wisconsin Alumni Research Foundation	15,000
University of Texas	50,000
National Research Council of Canada	30,000
$120,000

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

On April 20, 2006, a lawsuit captioned J.P. Morgan Trust Company, N.A. v. John Alan Friede, et al. was filed in the U.S. District Court for the Southern District of New York against John A. Friede, a current director and stockholder of North American Scientific, Inc. (“NASI”), Mr. Friede’s wife, and NOMOS Corporation, a subsidiary of NASI. The plaintiff, J.P. Morgan Trust Company, filed the lawsuit in its capacity as personal representative of the Estate of Evelyn A.J. Hall, Mr. Friede’s deceased mother. The complaint asserts claims for reimbursement and contribution, constructive fraud, breach of contract and other related claims arising out of loans made by Mrs. Hall to, or for the benefit of, Mr. and Mrs. Friede and/or NOMOS, or acting as an accommodation party in additional loans made to Mr. and Mrs. Friede by financial institutions that were not subsequently repaid. During the time periods alleged in the complaint, Mr. Friede was the Chairman, Chief Executive Officer and the largest stockholder of NOMOS. With respect to NOMOS, the complaint seeks approximately $5,250,000 principal amount of loans allegedly made to and still outstanding and owed by NOMOS, and other related equitable remedies plus interest, costs and expenses.

On the basis of copies of documents that have been made available to us, we believe that the claims made against NOMOS in the lawsuit appear to be without merit and we intend to vigorously defend against them. However, in accordance with the indemnification provisions of the merger agreement under which we acquired NOMOS on May 4, 2004, and the related indemnity escrow agreement, we have made a claim for indemnification against the escrow to preserve our right of indemnity. Under these provisions, an indemnifying party will not have any indemnification obligations until such time as the aggregate indemnified losses for which we are entitled to indemnification equals or exceeds $400,000, at which point, the indemnifying party will be liable for the full amount of all such indemnified losses without regard to the $400,000 basket. As of the date hereof, the indemnity escrow account holds approximately $1,225,000 of cash and 526,810 shares of our common stock. We also intend to review various other legal remedies that may be available to us.

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 13—STOCKHOLDERS' EQUITY

Stock Options

The Company's 1996 Stock Option Plan ("1996 Plan"), as amended April 6, 2001, provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Certain options are immediately exercisable while other options vest over periods up to four years. The options expire ten years from the date of grant. The 1996 Plan provided for the automatic increase on January 1 of each year, beginning with calendar year 2002 and continuing through calendar year 2004, by a number of shares equal to 3.5% of the total number of shares of the Company's Common Stock outstanding on the last trading day in the immediately preceding calendar year. In May 2004, the Company’s shareholders approved proposals to amend the 1996 Plan to make an additional 600,000 shares available for issuance under the plan and to permit the issuance of 1,362,589 replacement options in connection with the acquisition of NOMOS. The 1996 Plan expired on April 1, 2006.

On May 3, 2006, the Company’s shareholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 plan, the Company may issue up to 1,700,000 shares, plus any shares from the 1996 plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. The exercise price of the option is equal to the fair market value of the Company’s stock on the date of the grant. At April 30, 2006, no equity awards have been granted under the 2006 Plan.

In March 2003, the Company's shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of options is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant. At April 30, 2006, there were 235,000 shares available for grant under the Directors’ Plan.

At April 30, 2006, a total of 3,735,924 shares of the Company’s common stock were reserved for issuance.

The following table summarizes stock option activity for both plans:

	Options	Options Outstanding
	Available	Number
	for Grant	Outstanding	Exercise Price
Balance at October 31, 2003	549,188	2,678,954	$0.03 - $24.54
Granted	(306,000)	306,000	$7.49 - $10.01
Replacement options	(1,362,589)	1,362,589	$1.10 - $4.42
Canceled or expired	375,858	(375,858)	$1.11 - $22.11
Exercised	—	(717,864)	$1.11 - $7.94
Additional shares reserved	2,323,285	—

Balance at October 31, 2004	1,579,742	3,253,821	$0.03 - $24.54
Granted	(275,000)	275,000	$2.25 - $3.66
Canceled or expired	427,699	(427,699)	$1.11 - $16.75
Exercised	—	(687,013)	$1.11 - $1.96

Balance at October 31, 2005	1,732,441	2,414,109	$0.03 - $24.54
Granted	(1,303,000)	1,303,000	$2.23 - $3.35
Canceled or expired	(194,441)	(215,794)	$1.12 - $16.75
Exercised	—	(391)	$1.12
Balance at April 30, 2006	235,000	3,500,924	$0.70 - $24.54

There were 1,764,650, 1,873,220 and 1,591,598 options exercisable with weighted average exercise prices of $8.85, $8.79 and $9.31 at April 30, 2006, October 31, 2005 and 2004, respectively.

The following table summarizes options outstanding at April 30, 2006 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$ 0.70 - $2.23	925,852	5.61	$1.94	270,207	$0.85
$3.18 - $3.35	880,500	8.24	6.79	—	—
$3.94 - $7.60	728,595	5.80	8.07	625,464	7.93
$7.94 - $11.81	711,467	5.74	10.82	614,469	10.86
$12.89 - $24.54	254,510	3.56	19.98	254,510	19.98
	3,500,924	6.19	$6.17	1,764,650	$8.85

The average fair value for accounting purposes of options granted was $1.08, $2.47 and $5.19 for the six months ended April 30, 2006 and the years ended October 31, 2005 and 2004, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of April 30, 2006 and October 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value
As of October 31, 2005:
Employee Options Outstanding	2,414,109	$8.13	6.09	$464,000
Employee Options Expected to Vest	540,889	$5.67	8.91	$4,000
Employee Options Exercisable	1,873,220	$8.79	5.25	$460,000

As of April 30, 2006
Employee Options Outstanding	3,500,924	$6.17	6.19	$358,000
Employee Options Expected to Vest	1,736,274	$2.66	6.89	$-0-
Employee Options Exercisable	1,764,650	$8.85	4.73	$358,000

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

	Six Months Ended April 30	Year Ended October 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	63%	82%	74%
Risk-free interest rate	4.9%	3.9%	3.3%
Expected life	5 years	5 years	5 years

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("the ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In the six months ended April 30, 2006 and the years ended October 31, 2005 and 2004, the shares issued under the ESPP were 39,834, 59,742 and 24,285 shares, respectively. At April 30, 2006, 130,494 shares were available for issuance under the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “projections”, and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the Securities and Exchange Commission (“SEC”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent annual report on Form 10-K, as amended. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Subsequent Events

On June 7, 2006, the Company closed an approximately $24 million private placement of shares of its common stock and the concurrent issuance of warrants for the purchase of additional shares of its common stock. Net proceeds from the financing will be used for new product development, including the Company’s breast brachytherapy product, and for working capital.

At the closing, the investors received 12,291,934 shares of the Company’s common stock at a purchase price of $1.95 per share as well as warrants to purchase an additional 6,145,967 shares of the Company’s common stock at an exercise price of $2.08 per share, which are exercisable beginning 180 days after the date of closing until 7 years after the date of closing.

The securities sold in this private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The Company agreed to file a registration statement after the closing of the transaction for purposes of registering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants.

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

Especially in view of our recent private placement of common stock, based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, the issuance of our common stock and/or debt, as well as our anticipated and available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  There is no assurance that we will be successful with these plans.  However, if events and circumstances occur such that we do not meet our current operating plans as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Results of Operations

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Revenue. Revenue decreased $1.0 million, or 12%, to $8.1 million for the three months ended April 30, 2006, from $9.1 million for the three months ended April 30, 2005. The decrease in revenue during the quarter ended April 30, 2006, is primarily attributable to a decline in the volume of maintenance and warranty agreements for IMRT/IGRT products ($1.1 million) partially offset by an increase in Radiation Sources Revenues ($0.2 million).

Product revenue of $5.8 million for the three months ended April 30, 2006 is unchanged from $5.8 million for the three months ended April 30, 2005. Radiation Sources product revenue increased $0.2 million for the three months ended April 30, 2006 primarily due to a product mix shift toward the higher priced palladium seeds and an increase in volume for non-therapeutic products. This was offset by a decline in unit volume for IMRT/IGRT products.

Service revenue decreased $1.1 million, or 33%, to $2.2 million for the three months ended April 30, 2006, from $3.3 million for the three months ended April 30, 2005 due to a decline in the number of maintenance agreements for IMRT/IGRT products.

Gross profit. Gross profit decreased $0.7 million, or 20%, to $2.9 million for the three months ended April 30, 2006, from $3.6 million for the three months ended April 30, 2005. The decrease in gross profit is attributed to declining service revenues partially offset by lower product costs in our IMRT/IGRT business ($0.5 million) and a product mix shift toward lower margin palladium seeds and start-up costs of our in-house stranding operations in our Radiation Sources business ($0.2 million). Gross profit as a percentage of revenues decreased from 40% to 36% during this period.

Gross profit for the three months ended April 30, 2006 consists of $2.1 million, or 44%, of revenue from our IMRT/IGRT business and $0.8 million, or 25% of revenue from our Radiation Sources business.

Selling Expenses. Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses increased $0.1 million, or 8%, to $2.3 million for the three months ended April 30, 2006, from $2.2 million for the three months ended April 30, 2005. The increase in selling expenses is primarily attributed to severance costs related to a restructuring of the sales force.

General and administrative expenses. General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses decreased $0.7 million, or 20%, to $2.6 million for the three months ended April 30, 2006, from $3.3 million for the three months ended April 30, 2005. The decrease is primarily attributed to a $0.5 million reduction in personnel expenses and a $0.4 million reduction in bad debt expense being partially offset by $0.2 million in stock compensation expense as a result of the implementation of SFAS 123R which requires the expensing of stock options.

 Research and development. Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs decreased $0.2 million, or 13%, to $1.4 million for the three months ended April 30, 2006, from $1.6 million for the three months ended April 30, 2005. The decrease is primarily attributed to $0.4 million reduction in personnel expenses and project expenditures in our IMRT/IGRT business offset by a $0.2 million increase in our Radiation Sources segment due to project expenditures relating to in-house stranding and breast brachytherapy.

Amortization of intangible assets. Amortization of intangible assets decreased $0.4 million, or 73%, to $0.2 million for the three months ended April 30, 2006 from $0.6 million for the three months ended April 30, 2005. The decrease is attributed to the writedown of certain intangible assets in the fourth quarter of 2005.

Interest and other income, net. Interest expense was $100,000 for the three months ended April 30, 2006, compared to interest income of $55,000 for the three months ended April 30, 2005. The interest expense in fiscal 2006 resulted from the short-term and long-term debt and amortization of warrants, and the interest income in fiscal 2005 was due to a portfolio of marketable securities.

Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005

Revenue. Revenue decreased $1.7 million, or 10%, to $15.6 million for the six months ended April 30, 2006, from $17.3 million for the six months ended April 30, 2005. The decrease in revenue during the six months ended April 30, 2006, is due to declines in IMRT/IGRT product revenue ($0.4 million) and IMRT/IGRT service revenue ($1.5 million) partially offset by an increase in our Radiation Sources revenue ($0.2 million).

Product revenue decreased $0.2 million, or 2%, to $11.0 million for the six months ended April 30, 2006, from $11.2 million for the six months ended April 30, 2005. The decrease in product revenue during the six months ended April 30, 2006, is largely due to a decline in unit sales of IMRT/IGRT products ($0.4 million) partially offset by an increase in Radiation Sources ($0.2 million).

Service revenue decreased $1.5 million, or 25%, to $4.6 million for the six months ended April 30, 2006, from $6.1 million for the six months ended April 30, 2005 due to a decline in the number of maintenance agreements for IMRT/IGRT products.

Gross profit. Gross profit decreased $0.8 million, or 12%, to $5.8 million for the six months ended April 30, 2006, from $6.6 million for the six months ended April 30, 2005. The decrease in gross profit is attributed to declines in the product and service revenue in our IMRT/IGRT business ($0.6 million), and a product mix shift to lower margin palladium seeds and start-up costs of our in-house stranding operations in our Radiation Sources business ($0.2 million). Gross profit as a percentage of revenues decreased from 38% to 37% during this period.

Gross profit for the six months ended April 30, 2006 consists of $4.2 million, or 45% of revenue from our IMRT/IGRT business, and $1.5 million, or 26% of revenue from our Radiation Sources business.

Selling Expenses. Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses decreased $0.1 million, or 3%, to $4.2 million for the six months ended April 30, 2006, from $4.3 million for the six months ended April 30, 2005. The decrease in selling expenses is primarily attributed to reduced sales meeting expenses during the six months ended April 30, 2006.

General and administrative expenses. General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses decreased $0.8 million, or 14%, to $4.8 million for the six months ended April 30, 2006, from $5.6 million for the six months ended April 30, 2005. The decrease is primarily attributed to a $0.7 million reduction in personnel expenses, $0.3 million reduction in bad debt expense and $0.2 million reduction in professional fees being partially offset by $0.5 million in stock compensation expense as a result of the implementation of SFAS 123R which requires the expensing of stock options.

Research and development. Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs decreased $0.5 million, or 16%, to $2.7 million for the six months ended April 30, 2006, from $3.3 million for the six months ended April 30, 2005. The decrease is primarily attributed to $0.7 million reduction in personnel expenses and project expenditures in our IMRT/IGRT business partially offset by a $0.2 million increase in our Radiation Sources segment due to project expenditures relating to in-house stranding and breast brachytherapy.

Amortization of intangible assets. Amortization of intangible assets decreased $0.8 million, or 73%, to $0.3 million for the six months ended April 30, 2006 from $1.1 million for the six months ended April 30, 2005. The decrease is attributed to the writedown of certain intangible assets in the fourth quarter of 2005.

Interest and other income, net. Interest expense was $97,000 for the six months ended April 30, 2006, compared to interest income of $124,000 income for the six months ended April 30, 2005. The interest expense in fiscal 2006 resulted from the short-term and long-term debt and amortization of warrants, and the interest income in fiscal 2005 was due to a portfolio of marketable securities.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, public offerings, private placements of our common stock and issuance of debt.  We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, public offerings, private placements of our common stock, and issuance of debt.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of April 30, 2006, the Company has an accumulated deficit of $116.7 million, cash and cash equivalents of $1.8 million, $3.3 million of short-term debt and $3.0 million of long-term debt.

Especially in view of our recent private placement of common stock, based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, the issuance of our common stock and/or debt, as well as our anticipated and available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  There is no assurance that we will be successful with these plans.  However, if events and circumstances occur such that we do not meet our current operating plans as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

At April 30, 2006, we had cash, cash equivalents, and investments in marketable securities aggregating approximately $1.8 million, a decrease of approximately $1.8 million from $3.6 million at October 31, 2005. The decrease was primarily attributed to $8.0 million used in continuing operations, $0.1 million used in our discontinued operation and $0.2 million used for capital expenditures, partially offset by a $6.3 million drawdown on the line of credit and long-term debt and $0.1 million in cash received from the exercise of stock options and the employee stock purchase plan.

Cash flows used in operating activities decreased $0.5 million or 6% to $8.1 million for the six months ended April 30, 2006 from $8.6 million for the six months ended April 30, 2005. The decrease in cash used in operating activities is primarily attributable to a decrease in our net loss ($1.2 million), a lesser change in deferred revenue ($0.9 million) and a reduction in cash used in discontinued operations ($0.5 million) partially offset by an increase in accounts receivable ($1.4 million) and inventory ($1.0 million). We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash flows provided by investing activities decreased $5.5 million or 87% to $0.8 million for the six months ended April 30, 2006, from $6.3 million for the six months ended April 30, 2005. The decrease is entirely attributable to having drawn down our balance of marketable securities prior to the end of FY05 to fund operations.

Cash provided by financing activities increased $6.2 million to $6.4 million for the six months ended April 30, 2006, from $0.2 million for the six months ended April 30, 2005. The increase reflects a drawdown in our line of credit ($3.3 million) and a drawdown in our long-term debt facility ($3.0 million) partially offset by a reduction in proceeds from the exercise of employee stock options.

We have $3.6 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. We have also entered into purchase commitments to suppliers under blanket purchase orders in the amount of $0.1 million.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three and six months ended April 30, 2006, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

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

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2006, that has materially affected or is reasonably like to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 20, 2006, a lawsuit captioned J.P. Morgan Trust Company, N.A. v. John Alan Friede, et al. was filed in the U.S. District Court for the Southern District of New York against John A. Friede, a current director and stockholder of North American Scientific, Inc. (“NASI”), Mr. Friede’s wife, and NOMOS Corporation, a subsidiary of NASI. The plaintiff, J.P. Morgan Trust Company, filed the lawsuit in its capacity as personal representative of the Estate of Evelyn A.J. Hall, Mr. Friede’s deceased mother. The complaint asserts claims for reimbursement and contribution, constructive fraud, breach of contract and other related claims arising out of loans made by Mrs. Hall to, or for the benefit of, Mr. and Mrs. Friede and/or NOMOS, or acting as an accommodation party in additional loans made to Mr. and Mrs. Friede by financial institutions that were not subsequently repaid. During the time periods alleged in the complaint, Mr. Friede was the Chairman, Chief Executive Officer and the largest stockholder of NOMOS. With respect to NOMOS, the complaint seeks approximately $5,250,000 principal amount of loans allegedly made to and still outstanding and owed by NOMOS, and other related equitable remedies plus interest, costs and expenses.

On the basis of copies of documents that have been made available to us, we believe that the claims made against NOMOS in the lawsuit appear to be without merit and we intend to vigorously defend against them. However, in accordance with the indemnification provisions of the merger agreement under which we acquired NOMOS on May 4, 2004, and the related indemnity escrow agreement, we intend to make a claim for indemnification against the escrow to preserve our right of indemnity. Under these provisions, an indemnifying party will not have any indemnification obligations until such time as the aggregate indemnified losses for which we are entitled to indemnification equals or exceeds $400,000, at which point, the indemnifying party will be liable for the full amount of all such indemnified losses without regard to the $400,000 basket. As of the date hereof, the indemnity escrow account holds approximately $1,225,000 of cash and 526,810 shares of our common stock. We also intend to review various other legal remedies that may be available to us.

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

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

We have experienced significant losses and may continue to incur such losses in the future. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has materially declined. We recently raised $24 million in a private placement of our common stock; however, if we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to adequately fund future operations and operate as a going concern.

We have incurred substantial net losses in each of the last six fiscal years, and in the six months ended April 30, 2006. As reflected in our financial statements in our Annual Report on Form 10-K, we have experienced net losses of $55.5 million, $36.3 million, and $9.4 million in our fiscal years ended October 31, 2005, 2004 and 2003, respectively, and a net loss of $6.3 million in the six months ended April 30, 2006. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $49.1 million at October 31, 2003 to $1.8 million at April 30, 2006. The decrease over the past two year period ended October 31, 2005, was primarily attributed to net cash payments of $26.3 million used in continuing operating activities, $13.2 million related to our acquisition of NOMOS, $9.0 million used in the discontinued Theseus operations, and $1.6 million used for capital expenditures, partially offset by $4.6 million in cash received from the exercise of stock options and our employee stock purchase plan. The decrease in the six months ended April 30, 2006 was primarily due to $8.1 million of cash used in operating activities, partially offset by a $6.3 million drawdown on our bank line of credit and long-term debt facility.

The negative cash flow we have sustained has materially reduced our working capital, which in turn, could materially and negatively impact our ability to adequately fund future operations and continue to operate as a going concern. Management has and continues to take actions to improve our results. These actions include reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including, our ability to obtain favorable financing, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, the level of demand for our products etc.

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

If we are unsuccessful in these efforts or if any or some of these factors negatively impact us, we will need to raise additional capital, reduce operations or take other steps to achieve positive cash flow. Although we cannot assure you that we will be successful in these efforts or that any or some of these factors will not negatively impact us, we believe that with the proceeds of the equity offering completed on June 7, 2006 we will have sufficient cash to sustain us through at least the next twelve months.

Success of our recently announced plans to develop a breast brachytherapy product will be dependent upon a variety of factors.

We recently announced the development of a new brachytherapy product for the treatment of breast cancer. We expect that this product may generate significant revenues in the future; however, there are a number of factors which could adversely affect our ability to achieve this goal, including:

•	Successful completion of the development and launch of this product, including receiving all necessary regulatory approvals;
•	Our ability to protect our intellectual property through patents and licenses;
•	Our ability to successfully manufacture production quantities of the product;
•	The acceptance of the product by physicians and health professionals; and
•	Our ability to hire and train a direct sales force to sell the product;

Future financing transactions will have a dilutive effect on our existing shareholders.

The Company recently completed a private placement of shares of its common stock that also includes a significant number of warrants. This financing resulted in significant dilution of the Company’s current shareholders. In the future, the Company may issue additional equity, debt or convertible securities to raise capital. If the Company does so, the percentage ownership of the Company held by existing shareholders would be further reduced, and existing shareholders would experience significant dilution. In addition, new investors in the Company may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions. In addition, any capital we may be able to raise could result in increased debt on our balance sheet, additional interest and financing expense and/or decreased operating income.

We may be required to record additional goodwill impairment in the future.

Under SFAS 142 and SFAS 144, goodwill and intangible assets having an indefinite life are not amortized but are subject to testing at least annually or more often if an event occurs or circumstances indicate that the carrying values for goodwill and/or intangible assets may be impaired, using a fair value based approach. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company engaged an appraisal firm to perform an analysis of the goodwill and intangible assets acquired from NOMOS, to determine the fair value thereof under the applicable standards as of the Company’s annual test date of September 30, 2005. As a result of this testing, in the fourth quarter of 2005, the Company recorded impairments of goodwill and intangible assets of NOMOS in the amount of $39,884,000, and impairments of goodwill and intangible assets of Radiation Therapy Products (“RTP”) in the amount of $329,000, in each case due to negative operating performance indications including declining sales and continued operating losses of the respective business segments.

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

We expect that our intensity-modulated radiation therapy, or IMRT, and image-guided radiation therapy, or IGRT, product lines, including CORVUS, PEACOCK and BAT, will generate a substantial part of our revenues in fiscal year 2006. We will need to continue to develop enhancements to these products and improvements on our core technologies in order to compete effectively. Rapid change and technological innovation characterize the marketplace for medical products, and our competitors could develop technologies that are superior to our products or that render such products obsolete. We anticipate that expenditures for research and development will continue to be significant. The domestic and foreign markets for radiation therapy equipment are highly competitive. Many of our competitors and potential competitors have substantial installed bases of products and significantly greater financial, research and development, marketing and other resources than we do. Competition may increase as emerging and established companies enter the field. In addition, the marketplace could conclude that the tasks our products were designed to perform are no longer elements of a generally accepted treatment regimen. This could result in us having to reduce production volumes or discontinue production of one or more IMRT/IGRT products.

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

We are highly dependent on our direct sales organization, which is small compared to many of our competitors and which has relatively limited marketing and sales experience in our products. We have also experienced a high degree of turnover in our sales organization. Any failure to build, manage and maintain our direct sales organization could negatively affect our revenues.

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

We have experienced a higher than anticipated turnover in our domestic direct sales force which has resulted in a relative lack of experience in selling our products. As a result of our relatively small sales force, the intense competition for skilled sales and marketing employees, and the high turnover in our sales force, there can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

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

In addition, although we have received FDA 510(k) clearance for our PEREGRINE dose calculation software product, and it may now be used clinically to treat patients for one linear accelerator beam modifier combination, we are still in the process of finalizing the development of PEREGRINE in order to allow it to be used with a broader range of linear accelerators, energy levels with those linear accelerators, and treatment planning systems without the need for extensive commissioning and testing. An inability to complete these developments on a timely basis could adversely affect our relationship with the early purchasers of PEREGRINE, and could adversely impact our ability to sell PEREGRINE to new customers. Any failure to successfully complete these developments could also hurt our reputation and, therefore, adversely impact sales of other our products.

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

Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of L. Michael Cutrer, our president and chief executive officer, and James W. Klingler, our chief financial officer. We carry key employee insurance for Mr. Cutrer in the amount of $2.5 million. Our future business and financial results could be adversely affected if the services of Messrs. Cutrer or Klingler or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

•	Acquisitions that result in in-process research and development expenses may be charged fully in an individual quarter;
•	Sales of our IMRT/IGRT products are typically heavier in the final month of a fiscal quarter, leading to a disproportionately high use of cash in the first two months of a quarter;
•	Changes or anticipated change in third-party reimbursement amounts or policies applicable to treatments using our products;
•	Timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;
•	The possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance;
•	Changes in the general economic conditions in the regions in which we do business;
•	Unfavorable outcome of any litigation; and
•	Accounting adjustments such as those relating to reserves for product recalls and changes in interpretation of accounting pronouncements.

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

We have been notified that we do not satisfy all of the continued listing criteria established by The Nasdaq National Market.  The liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq National Market.

On March 16, 2006, we received a Nasdaq Staff Deficiency Letter dated March 14, 2006 indicating that, based on our Form 10-Q for the period ended January 31, 2006, Nasdaq had determined that we are not in compliance with the minimum $10 million stockholders’ equity requirement for continued listing on The Nasdaq National Market set forth in Marketplace Rule 4450(a)(3). On April 28, 2006, we received a notice from Nasdaq stating that our securities will be delisted from The Nasdaq National Market at the opening of business on May 9, 2006, unless we requested a hearing in accordance with the Marketplace Rule 4800 Series. On May 3, 2006, we requested a hearing with The Nasdaq Listing Qualifications Panel to appeal the Staff’s determination to delist our securities from the Nasdaq National Market. The hearing before the Panel to present our plan of compliance has been scheduled for June 15, 2006. On June 7, 2006, we completed a $24 million private placement of shares of our common stock. As a result, we believe that we are now in compliance with the minimum stockholder's equity and other requirements for continued listing on The Nasdaq National Market. Upon review of our plan of compliance, including the recently completed private placement, Nasdaq will determine whether or not to delist our securities. If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected.

Alternatively, if faced with such delisting, we may submit an application to transfer the listing of our common stock to The Nasdaq Capital Market. Among other requirements, The Nasdaq Capital Market has a minimum $2.5 million stockholders’ equity requirement for continued listing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2006, we issued a warrant to Partners for Growth, LLC as consideration for entering into a Loan and Security Agreement between the parties. The warrant entitles the holder, for a period of five years, to purchase up to an aggregate of 395,000 restricted shares of our common stock at a price of $1.89 per share. The warrant was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

June 9, 2006
By:  /s/ L. Michael Cutrer

Name: L. Michael Cutrer
Title: President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2006
By:  /s/ James W. Klingler

Name: James W. Klingler
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)