Form 10-Q
period 2006-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2006-09-11
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. Large Accelerated Filer ☐     Accelerated Filer ☒      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of September 1, 2006 was 29,337,449 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	July 31,	October 31,
	2006	2005
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,417,000	$2,630,000
Marketable securities, held to maturity	9,950,000	993,000
Accounts receivable, net of reserves	5,370,000	5,521,000
Inventories, net of reserves	3,858,000	3,731,000
Prepaid expenses and other current assets	1,066,000	794,000
Total current assets	24,661,000	13,669,000
Equipment and leasehold improvements, net of $6,211,000 and $5,522,000 accumulated depreciation at July 31, 2006 and October 31, 2005, respectively	2,454,000	2,836,000
Goodwill	2,564,000	2,564,000
Intangible assets, net of $3,975,000 and $3,505,000 accumulated amortization at July 31, 2006 and October 31, 2005, respectively	2,688,000	3,158,000
Other assets	491,000	106,000
Total assets	$32,858,000	$22,333,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,695,000	$2,164,000
Accrued expenses	4,037,000	4,706,000
Deferred revenue	3,947,000	4,662,000
Total current liabilities	9,679,000	11,532,000
Total liabilities	9,679,000	11,532,000
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 29,445,475 and 17,056,669 shares issued; 29,337,449 and 16,948,643 shares outstanding as of July 31, 2006 and October 31, 2005, respectively	298,000	173,000
Additional paid-in capital	144,403,000	121,147,000
Treasury stock, at cost - 108,026 common shares	(129,000)	(129,000)
Accumulated deficit	(121,393,000)	(110,390,000)
Total stockholders’ equity	23,179,000	10,801,000
Total liabilities and stockholders’ equity	$32,858,000	$22,333,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Revenue
Product	$4,567,000	$5,090,000	$15,571,000	$16,306,000
Service	2,530,000	2,970,000	7,110,000	9,060,000
Total revenue	7,097,000	8,060,000	22,681,000	25,366,000
Cost of revenue
Product	3,565,000	3,056,000	11,610,000	11,886,000
Service	1,048,000	1,621,000	2,810,000	3,511,000
Total cost of revenue	4,613,000	4,677,000	14,420,000	15,397,000
Gross profit	2,484,000	3,383,000	8,261,000	9,969,000
Operating expenses
Selling expenses	2,039,000	2,145,000	6,224,000	6,453,000
General and administrative expenses	3,526,000	2,445,000	8,337,000	8,018,000
Research and development	1,311,000	1,543,000	4,051,000	4,799,000
Amortization of intangible assets	157,000	575,000	471,000	1,725,000
Total operating expenses	7,033,000	6,708,000	19,083,000	20,995,000
Loss from operations	(4,549,000)	(3,325,000)	(10,822,000)	(11,026,000)
Interest and other income (expense)	(84,000)	23,000	(181,000)	146,000
Loss before provision for income taxes	(4,633,000)	(3,302,000)	(11,003,000)	(10,880,000)
Provision for income taxes	—	—	—	—
Net loss	$(4,633,000)	$(3,302,000)	$(11,003,000)	$(10,880,000)
Basic and diluted loss per share	(0.19)	(0.20)	(0.57)	(0.66)
Weighted average number of shares outstanding	23,954,948	16,504,206	19,327,230	16,396,029

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
Cash flows from operating activities:	2006	2005
Net loss	$(11,003,000)	$(10,880,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,159,000	2,546,000
Amortization of warrants	142,000	—
Share-based compensation expense	730,000	—
Provision for doubtful accounts	681,000	623,000
Provision for inventory reserve	(340,000)	418,000
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	(530,000)	383,000
Inventories	213,000	648,000
Prepaid and other current assets	(270,000)	(37,000)
Accounts payable	(467,000)	(754,000)
Accrued expenses	(583,000)	(730,000)
Deferred revenue	(716,000)	(1,422,000)
Net cash used in continuing operations	(10,984,000)	(9,205,000)
Net cash used in discontinued operation	(90,000)	(548,000)
Net cash used in operating activities	(11,074,000)	(9,753,000)
Cash flows from investing activities:
(Purchase of) Proceeds from maturity of marketable securities	(8,956,000)	8,999,000
Capital expenditures	(307,000)	(246,000)
Net cash provided by (used in) investing activities	(9,263,000)	8,753,000
Cash flow from financing activities:
Proceeds from exercise of stock options and stock purchase plan	163,000	718,000
Proceeds from sale of common stock and warrants, net	21,961,000	—
Net cash provided by finance activities	22,124,000	718,000
Net (decrease) increase in cash and cash equivalents	1,787,000	(282,000)

Cash and cash equivalents at beginning of period	2,630,000	2,334,000
Cash and cash equivalents at end of period	$4,417,000	$2,052,000

Supplemental disclosure:

In the nine months ended July 31, 2006, the Company has issued warrants with an estimated fair value totaling $526,000 to a bank and a debt provider as consideration for entering into and amending Loan and Security Agreements. See Note 6 and Note 7 to the Financial Statements.

In the nine months ended July 31, 2006, there were no cash flows from investing activities or financing activities from discontinued operations.

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

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the fiscal year ended October 31, 2005.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of July 31, 2006, the Company has an accumulated deficit of $121.4 million, cash, cash equivalents and investments in marketable securities of $14.4 million and no debt.

Based on the Company’s current operating plans, management believes that the existing cash resources and cash forecasted by the Company’s plans to be generated by operations, as well as the Company’s anticipated and available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  However, there is no assurance that management will be successful with these plans.  If events and circumstances occur such that the Company does not meet our current operating plans as expected, and the Company is unable to raise additional debt or equity financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on the Company’s future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Accounting for Stock-based Compensation

Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the nine months ended July 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the nine months ended July 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made during the nine months ended July 31, 2006. A total of 1,303,000 stock option grants were awarded to employees on March 16, 2006 and a total of 150,000 stock option grants were awarded to directors on May 3, 2006 and June 14, 2006.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123 and SFAS 148. Share-based compensation expense related to stock options and employee stock purchases was $251,000 for the three months ended July 31, 2006 and $730,000 for the nine months ended July 31, 2006, and was recorded in the financial statements as a component of general and administrative expense. Note that for the nine months ended July 31, 2006, a total of 651,500 stock options were granted that contain certain performance requirements, therefore no share-based compensation expense has been calculated on these stock options.

During the nine months ended July 31, 2005, there was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method in accordance with APB 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Net loss, as reported	$(3,302,000)	$(10,880,000)
Less: total stock-based compensation (1)	(303,000)	(1,135,000)
Net loss, as adjusted	$(3,605,000)	$(12,015,000)
Basic and diluted loss per share, as reported	$(0.20)	$(0.66)
Basic and diluted loss per share, as adjusted	$(0.22)	$(0.73)

(1) As determined under the fair value method.

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. For purposes of financial statement presentation and pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Revenue Recognition

The Company sells products and services for radiation therapy treatment of cancer, including intensity modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”), as well as brachytherapy. Product revenue consists of brachytherapy seeds and accessories, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC® and Crane™ products. Software revenues consist of IMRT treatment planning software, including Corvus®, Peregrine® and Peacock®, and our IGRT products. Service revenue consists of warranty revenue and maintenance service agreements.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140).  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that SFAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 2 - VARIABLE INTEREST ENTITY

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”).  Under the agreement, the Company was obligated to make periodic advances subject to PCA achieving certain milestones.  On January 20, 2006, the Company received notice from PCA that it had filed for protection under the bankruptcy laws. As of July 31, 2006, the Company’s advances to PCA under the secured note totaling $950,000 have been written off. The Company has no equity interest in PCA.

TC2B, LLC, a distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company through October 2008, has a majority interest in PCA. As of July 31, 2006, total trade receivables due from TC2B of $1.1 million had been written off to the allowance for doubtful accounts and no sales to TC2B during the nine months ended July 31, 2006 had been recognized. Based on the terms of the lending and supply agreements with the above entities, the Company previously determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under FIN No. 46 because PCA does not have sufficient equity at risk for the entity to finance its activities.

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

No amounts related to PCA were included in the Company’s consolidated balance sheets at July 31, 2006, and October 31, 2005.

On August 28, 2006, a hearing was held in California federal court on the Company’s Application for Default Judgment against Randy Tibbits, who has personally guaranteed the obligations of PCA and TC2B. The court awarded the Company a judgment of $2.4 million.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data. We review our allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered. As of July 31, 2006, total trade receivables due from TC2B of $1.1 million had been written off to the allowance for doubtful accounts (see Note 2). The Company does not have any off-balance-sheet credit exposure related to our customers.

Accounts receivable consist of the following:

	July 31,	October 31,
	2006	2005
Accounts receivables	$6,400,000	$6,854,000
Less: allowance for doubtful accounts	(1,030,000)	(1,333,000)
	$5,370,000	$5,521,000

NOTE 5 - INVENTORIES

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:

	July 31,	October 31,
	2006	2005
Raw materials	$1,869,000	$1,468,000
Work in process	67,000	45,000
Finished goods	1,922,000	2,218,000
	$3,858,000	$3,731,000

NOTE 6 - LINE OF CREDIT

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit has a term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate, which was 8.25% on July 31, 2006, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

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

NOTE 7 - LONG TERM DEBT

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, LLC (the “Debt Provider”), for a secured, revolving line of credit of up to $4,000,000, which will supplement an existing line of credit provided by Silicon Valley Bank. The line of credit has a term of eighteen months. Borrowings under the line of credit are subject to a borrowing base formula. The Company has paid interest on the borrowings under the line of credit at prime rate as quoted in the Wall Street Journal, which on July 31, 2006 was 8.25%. Amounts owing under the line of credit are secured by all of the assets of the Company and are subordinated to amounts owing under the line of credit with Silicon Valley Bank. The line of credit does not contain financial covenants, however the Company is subject to other customary covenants, including reporting requirements, and events of default. In connection with the Loan Agreement, the Company also granted the Debt Provider a warrant to purchase 395,000 shares of the Company’s common stock at an exercise price of $1.89 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006 (see Note 13), and pursuant to the anti-dilution terms of the warrant issued to the Debt Provider, the warrant was amended to increase the number of shares of the Company’s common stock that the Debt Provider can purchase from 395,000 shares to 555,039 shares, and the exercise price was decreased from $1.89 per share to $1.35 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

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

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005

Net loss	$(4,633,000)	$(3,302,000)	$(11,003,000)	$(10,880,000)
Weighted average shares outstanding - basic	23,954,948	16,504,206	19,327,230	16,396,029
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	23,954,498	16,504,206	19,327,230	16,396,029
Basic loss per share	$(0.19)	$(0.20)	$(0.57)	$(0.66)
Diluted loss per share	$(0.19)	$(0.20)	$(0.57)	$(0.66)

Stock options to purchase 3,594,588 and 2,764,355 common shares for the three months ended July 31, 2006, and 2005, respectively, and 2,919,278 and 2,987,488 common shares for the nine months ended July 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 9 - INTANGIBLE ASSETS

	July 31, 2006		October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Purchased technology	$3,129,000	$2,698,000	$3,129,000	$2,622,000
Existing customer relationships	1,770,000	566,000	1,770,000	353,000
Trademark	1,666,000	666,000	1,666,000	490,000
Patents and licenses	98,000	45,000	98,000	40,000
	$6,663,000	$3,975,000	$6,663,000	$3,505,000

Amortization expense was $157,000 and $575,000 for the three months ended July 31, 2006 and 2005, respectively, and $471,000 and $1,725,000 for the nine months ended July 31, 2006 and 2005, respectively.

The Company’s current estimate of aggregate amortization expense for subsequent years is as follows:

For the Years Ended July 31,
2007	$626,000
2008	626,000
2009	626,000
2010	626,000
2011	184,000
$2,688,000

NOTE 10 - DISCONTINUED OPERATION

In September 2004, the Company shut-down its Theseus operation. Effective with the fourth quarter of 2004, this segment is reflected as a discontinued operation. All prior period results have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

There were no revenues or expenses from the discontinued operation in the nine months ended July 31, 2006 and 2005.

Assets and liabilities of the discontinued operations were as follows:

	July 31,	October 31,
	2006	2005
Other assets	16,000	16,000
Accounts payable	—	(3,000)
Accrued expenses	(263,000)	(350,000)
Net liabilities of discontinued operation	$(247,000)	$(337,000)

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

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Revenues
IMRT/IGRT	$3,931,000	$5,005,000	$13,437,000	$16,415,000
Radiation Sources	3,166,000	3,055,000	9,244,000	8,951,000
	$7,097,000	$8,060,000	$22,681,000	$25,366,000

Loss from Operations
IMRT/IGRT	$(2,546,000)	$(2,572,000)	$(5,904,000)	$(8,053,000)
Radiation Sources	(2,003,000)	(753,000)	(4,918,000)	(2,973,000)
	$(4,549,000)	$(3,325,000)	$(10,822,000)	$(11,026,000)

	July 31,	October 31,
	2006	2005
Goodwill
IMRT/IGRT	$2,564,000	$2,564,000
	$2,564,000	$2,564,000

Total assets
IMRT/IGRT	$18,592,000	$14,899,000
Radiation Sources	14,250,000	7,418,000
Discontinued operation	16,000	16,000
	$32,858,000	$22,333,000

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

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended July 31,
2007	$639,000
2008	492,000
2009	492,000
2010	492,000
2011	492,000
Thereafter	779,000
$3,386,000

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

Litigation

In December 2004, an individual plaintiff, Steven Weeks, filed a complaint in the Coos County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Weeks to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in the Company’s CORVUS and BAT products. In September 2005, prior to the case going to trial, the Company was party to a settlement agreement and the lawsuit is no longer an ongoing matter. Under the arrangement, the parties mutually agreed to dismiss all claims and counterclaims against each other without admitting any wrongdoing. The Company has also settled pre-litigation claims asserted against the same set of defendants by three separate plaintiffs, and believes that no other claims are forthcoming. These pre-litigation claims were subject to a settlement agreement whereby the parties agreed not to bring any claims or counterclaims against each other without admitting any wrongdoing.

In November 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it purportedly learned that Richard Terwilliger (our current Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. The Company was served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as Vice President of New Product Development at the Company. The Company has agreed to defend Mr. Terwilliger. We have removed the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated.   The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court.   Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing.     On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling recommending that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  The Company does not yet know whether plaintiffs will object to the Magistrate Judge's recommended ruling.   The Company denies liability and intends to vigorously defend itself in this litigation as it progresses.

On April 20, 2006, a lawsuit captioned J.P. Morgan Trust Company, N.A. v. John Alan Friede, et al. was filed in the U.S. District Court for the Southern District of New York against John A. Friede, a current director and stockholder of the Company, Mr. Friede’s wife, and NOMOS Corporation, a subsidiary of the Company. The plaintiff, J.P. Morgan Trust Company, filed the lawsuit in its capacity as personal representative of the Estate of Evelyn A.J. Hall, Mr. Friede’s deceased mother. The complaint, as amended on August 8, 2006, asserts claims for reimbursement and contribution, constructive fraud, breach of contract and other related claims arising out of loans made by Mrs. Hall to, or for the benefit of, Mr. and Mrs. Friede and/or NOMOS, or acting as an accommodation party in additional loans made to Mr. and Mrs. Friede by financial institutions that were not subsequently repaid. During the time periods alleged in the complaint, Mr. Friede was the Chairman, Chief Executive Officer and the largest stockholder of NOMOS. With respect to NOMOS, the complaint seeks at least approximately $5,250,000 principal amount of loans allegedly made to and still outstanding and owed by NOMOS, and other related equitable remedies plus interest, costs and expenses.

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

The Company is also subject to other legal proceedings, claims and litigation. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 13—STOCKHOLDERS' EQUITY

Sale of Common Stock and Warrants

On June 7, 2006, we completed a private placement of 12,291,934 shares of the Company’s common stock at a purchase price of $1.95 per share as well as warrants to purchase an additional 6,145,967 shares of the Company’s common stock at an exercise price of $2.08 per share for an aggregate consideration of approximately $24.0 million (before cash commissions and expenses of approximately $2.0 million). The warrants are exercisable beginning 180 days after the date of closing until 7 years after the date of closing. The values of the warrants and common stock in excess of par value have been classified as stockholders’ equity in additional paid-in capital in our consolidated balance sheet as of July 31, 2006. The warrants were evaluated under SFAS 133 and EITF 00-19, and the Company determined that the warrants have been correctly classified as equity.

The shares of common stock sold to the investors and the shares of common stock issuable upon the exercise of the warrants are subject to certain registration rights as set forth in the Securities Purchase Agreements. Under the Securities Purchase Agreements, we agreed to file a registration statement with the Securities and Exchange Commission within 45 days after the closing of the transaction to register the resale of the shares of common stock and the shares of common stock issuable upon the exercise of the warrants. If we failed to file a registration statement within such time period or such registration statement was not declared effective within 90 days after the closing of the transaction, we would have been liable for certain specified liquidated damages as set forth in the Securities Purchase Agreements, except that the parties have agreed that the Company will not be liable for liquidated damages with respect to the warrants or the warrant shares. We have agreed to maintain the effectiveness of this registration statement until the earlier of such time as the passage of two years from the closing date or all of the securities registered under the registration statement may be sold under Rule 144(k) of the Securities Act of 1933 or all of the securities registered under the registration statement have been sold. We will pay all expenses incurred in connection with the registration, except for underwriting discounts and commissions. Pursuant to the terms of the Securities Purchase Agreement, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 21, 2006 to register the shares of common stock sold to the investors and the shares of common stock issuable upon the exercise of the warrants. The registration statement was declared effective by the Securities and Exchange Commission on August 4, 2006.

The Securities Purchase Agreements contain certain customary closing conditions, as well as the requirement that we increase the number of members of the Board of Directors of the Company (the “Board”) from seven members to nine members. Under the Securities Purchase Agreements, Three Arch Partners, one of the investors, has the right to designate two members to the Board so long as Three Arch Partners beneficially owns greater than 3,500,000 shares of common stock (including shares of common stock issuable upon exercise of the warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations) and the right to designate one member to the Board so long as Three Arch Partners beneficially owns greater than 2,000,000 shares of common stock (including shares of common stock issuable upon exercise of the warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations). In accordance with the terms of the Securities Purchase Agreements, we increased the number of members of our Board from seven members to nine members and Three Arch Partners designated Wilfred E. Jaeger, M.D. and Roderick A. Young to fill the two vacancies. Our Board elected Dr. Jaeger and Mr. Young to serve as members of the Board on June 13, 2006.

In connection with the issuance of the warrants and upon closing of the transaction, we entered into a Warrant Agreement with our transfer agent relating to the warrant of Three Arch Partners and a different Warrant Agreement with our transfer agent relating to the warrants of the investors other than Three Arch Partners. The material differences between the two Warrant Agreements are described below.

The Three Arch Partners Warrant Agreement includes a non-waivable provision that provides that the number of shares issuable upon exercise of the warrants that may be acquired by Three Arch Partners will be limited to the extent necessary to assure that, following such exercise, the total number of shares of common stock then beneficially owned by Three Arch Partners and its affiliates does not exceed 19.9% of the total number of issued and outstanding shares of common stock as of the date of such exercise (including for such purpose the shares of common stock issuable upon such exercise of warrants), unless approved by our stockholders prior to such exercise. The Warrant Agreement relating to the warrants of the other investors does not include such a provision.

The Warrant Agreement relating to the investors other than Three Arch Partners includes a waivable provision that provides that the number of shares issuable upon exercise of the warrants that may be acquired by a registered holder of warrants upon an exercise of warrants will be limited to the extent necessary to assure that, following such exercise, the total number of shares of common stock then beneficially owned by its holder and its affiliates does not exceed 4.99% of the total number of issued and outstanding shares of common stock (including for such purpose the shares of common stock issuable upon such exercise of warrants). This provision may be waived by a registered holder of warrants upon, at the election of such holder, upon not less than 61 days prior notice to us. This Warrant Agreement also contains a non-waivable provision that provides that the number of shares issuable upon exercise of the warrants that may be acquired by a registered holder of warrants upon an exercise of warrants will be limited to the extent necessary to assure that, following such exercise, the total number of shares of common stock then beneficially owned by such holder and its affiliates does not exceed 9.99% of the total number of issued and outstanding shares of common stock (including for such purpose the shares of common stock issuable upon such exercise of warrants). The Warrant Agreement relating to the warrants of Three Arch Partners does not include such provisions.

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

On May 3, 2006, the Company’s shareholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 1,700,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. At July 31, 2006, no equity awards have been granted under the 2006 Plan.

In March 2003, the Company's shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant. At July 31, 2006, there were 85,000 shares available for grant under the Directors’ Plan.

At July 31, 2006, a total of 5,328,800 shares of the Company’s common stock were reserved for issuance.

The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2003	549,188	2,678,954	$0.03 - $24.54
Granted	(306,000)	306,000	$7.49 - $10.01
Replacement options	(1,362,589)	1,362,589	$1.10 - $4.42
Canceled or expired	375,858	(375,858)	$1.11 - $22.11
Exercised	—	(717,864)	$1.11 - $7.94
Additional shares reserved	2,323,285	—
Balance at October 31, 2004	1,579,742	3,253,821	$0.03 - $24.54
Granted	(275,000)	275,000	$2.25 - $3.66
Canceled or expired	427,699	(427,699)	$1.11 - $16.75
Exercised	—	(687,013)	$1.11 - $1.96
Balance at October 31, 2005	1,732,441	2,414,109	$0.03 - $24.54
Granted	(1,453,000)	1,453,000	$1.92 - $3.35
Canceled or expired	(194,441)	(322,918)	$1.11 - $16.75
Exercised	—	(391)	$1.12
Additional shares reserved	1,700,000	—
Balance at July 31, 2006	1,785,000	3,543,800	$0.70 - $24.54

There were 1,750,375, 1,873,220 and 1,591,598 options exercisable with weighted average exercise prices of $8.83, $8.79 and $9.31 at July 31, 2006, October 31, 2005 and 2004, respectively.

The following table summarizes options outstanding at July 31, 2006 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$ 0.70 - $2.23	1,054,495	5.97	$1.83	268,850	$0.85
$3.18 - $3.35	861,500	8.00	3.30	—	—
$3.94 - $7.94	800,395	5.25	7.12	711,114	7.10
$8.30 - $16.75	720,450	5.52	11.31	663,451	11.51
$22.11 - $24.54	106,960	2.16	23.68	106,960	23.68
	3,543,800	6.09	$6.08	1,750,375	$8.83

The average fair value for accounting purposes of options granted was $1.09, $2.47 and $5.19 for the nine months ended July 31, 2006 and the years ended October 31, 2005 and 2004, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of July 31, 2006 and October 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value
As of October 31, 2005:
Employee Options Outstanding	2,414,109	$8.13	6.09	$464,000
Employee Options Expected to Vest	540,889	$5.67	8.91	$4,000
Employee Options Exercisable	1,873,220	$8.79	5.25	$460,000

As of July 31, 2006
Employee Options Outstanding	3,543,800	$6.08	6.09	$263,000
Employee Options Expected to Vest	1,736,274	$2.68	7.11	$—
Employee Options Exercisable	1,750,375	$8.83	4.53	$263,000

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

	Nine Months Ended July 31	Year Ended October 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	63%	82%	74%
Risk-free interest rate	4.9%	3.9%	3.3%
Expected life	5 years	5 years	5 years

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("the ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In the nine months ended July 31, 2006 and the years ended October 31, 2005 and 2004, the shares issued under the ESPP were 96,489, 59,742 and 24,285 shares, respectively. At July 31, 2006, 73,839 shares were available for issuance under the ESPP.

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

IMRT/IGRT develops and markets intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”) products used in external beam radiation therapy for the treatment of diseases. Radiation Sources develops and markets radioisotopic products including brachytherapy seeds, accessories and calibration sources used in the treatment of diseases and used in medical, environmental, research and industrial applications. In May 2004, we acquired NOMOS Corporation (“NOMOS”). NOMOS was a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services. We manage this business as our IMRT/IGRT operating segment.

Based on our current operating plans, we believe that the existing cash resources and cash forecasted by our plans to be generated by operations, as well as our anticipated and available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  However, there is no assurance that we will be successful with these plans.  If events and circumstances occur such that we do not meet our current operating plans as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Results of Operations

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Revenue. Revenue decreased $1.0 million, or 12%, to $7.1 million for the three months ended July 31, 2006, from $8.1 million for the three months ended July 31, 2005. The decrease in revenue during the quarter ended July 31, 2006 is primarily attributable to a decline in the volume of IMRT/IGRT products sold ($0.6 million) and a decline in the number of maintenance and warranty agreements for IMRT/IGRT products ($0.5 million) partially offset by an increase in Radiation Sources revenue ($0.1 million).

Product revenue decreased $0.5 million, or 10%, to $4.6 million for the three months ended July 31, 2006, from $5.1 million for the three months ended July 31, 2005. Radiation Sources product revenue increased $0.1 million for the three months ended July 31, 2006 primarily due to a product mix shift toward the higher priced palladium seeds. This was offset by a decline in unit volume for IMRT/IGRT products.

Service revenue decreased $0.5 million, or 15%, to $2.5 million for the three months ended July 31, 2006, from $3.0 million for the three months ended July 31, 2005 due to a decline in the number of maintenance agreements for IMRT/IGRT products.

Gross profit. Gross profit decreased $0.9 million, or 27%, to $2.5 million for the three months ended July 31, 2006, from $3.4 million for the three months ended July 31, 2005. The decrease in gross profit is attributed to declining product and service revenues partially offset by lower material costs in our IMRT/IGRT business ($0.7 million) and a product mix shift toward lower margin palladium seeds and start-up costs of our in-house stranding operations in our Radiation Sources business ($0.2 million). Gross profit as a percentage of revenues decreased from 42% to 35% during this period.

Gross profit for the three months ended July 31, 2006 consisted of $1.5 million, or 38% of revenue from our IMRT/IGRT business and $1.0 million, or 31%, of revenue from our Radiation Sources business. We expect gross margins in our Radiation Sources business to improve as we increase the number of brachytherapy seeds stranded in-house.

Selling expenses. Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses decreased $0.1 million, or 5%, to $2.0 million for the three months ended July 31, 2006, from $2.1 million for the three months ended July 31, 2005. The decrease in selling expenses is primarily attributed to a decline in personnel costs due to a restructuring of the sales force and a reduction in commission due to lower sales.

General and administrative expenses. General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses increased $1.1 million, or 44%, to $3.5 million for the three months ended July 31, 2006, from $2.4 million for the three months ended July 31, 2005. The increase is primarily attributed to a $0.9 million increase in litigation-related legal fees, $0.1 million for settlement of lawsuits and $0.3 million in stock compensation expense as a result of the implementation of SFAS 123R which requires the expensing of stock options, partially offset by reductions in personnel costs.

Research and development expenses. Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs decreased $0.2 million, or 15%, to $1.3 million for the three months ended July 31, 2006, from $1.5 million for the three months ended July 31, 2005. The decrease is primarily attributed to a $0.3 million reduction in personnel expenses partially offset by a $0.1 million increase in project expenditures in our IMRT/IGRT business.

Amortization of intangible assets. Amortization of intangible assets decreased $0.4 million, or 73%, to $0.2 million for the three months ended July 31, 2006 from $0.6 million for the three months ended July 31, 2005. The decrease is attributed to the write-down of certain intangible assets in the fourth quarter of 2005.

Interest and other income, net. Interest expense was $84,000 for the three months ended July 31, 2006, compared to interest income of $23,000 for the three months ended July 31, 2005. The interest expense in fiscal 2006 resulted from the short-term and long-term debt and amortization of warrants, and the interest income in fiscal 2005 was due to a portfolio of marketable securities.

Nine Months Ended July 31, 2006 Compared to Nine Months Ended July 31, 2005

Revenue. Revenue decreased $2.7 million, or 11%, to $22.7 million for the nine months ended July 31, 2006, from $25.4 million for the nine months ended July 31, 2005. The decrease in revenue during the nine months ended July 31, 2006, is due to declines in IMRT/IGRT product revenue ($1.0 million) and IMRT/IGRT service revenue ($2.0 million) partially offset by an increase in our Radiation Sources revenue ($0.3 million).

Product revenue decreased $0.7 million, or 5%, to $15.6 million for the nine months ended July 31, 2006, from $16.3 million for the nine months ended July 31, 2005. The decrease in product revenue during the nine months ended July 31, 2006, is largely due to a decline in unit sales of IMRT/IGRT products ($1.0 million) partially offset by an increase in Radiation Sources ($0.3 million).

Service revenue decreased $2.0 million, or 22%, to $7.1 million for the nine months ended July 31, 2006, from $9.1 million for the nine months ended July 31, 2005 due to a decline in the number of maintenance agreements for IMRT/IGRT products.

Gross profit. Gross profit decreased $1.7 million, or 17%, to $8.3 million for the nine months ended July 31, 2006, from $10.0 million for the nine months ended July 31, 2005. The decrease in gross profit is attributed to declines in the product and service revenue in our IMRT/IGRT business ($1.3 million), and a product mix shift to lower margin palladium seeds and start-up costs of our in-house stranding operations in our Radiation Sources business ($0.4 million). Gross profit as a percentage of revenues decreased from 39% to 36% during this period.

Gross profit for the nine months ended July 31, 2006 consists of $5.7 million, or 43% of revenue from our IMRT/IGRT business, and $2.6 million, or 28% of revenue from our Radiation Sources business. We expect gross margins in our Radiation Sources business to improve as we increase the number of brachytherapy seeds stranded in-house.

Selling expenses. Selling expenses include salaries, commissions and other related costs associated with our sales and marketing personnel and advertising, trade shows and other promotional programs. Selling expenses decreased $0.3 million, or 4%, to $6.2 million for the nine months ended July 31, 2006, from $6.5 million for the nine months ended July 31, 2005. The decrease in selling expenses is primarily attributed to a reduction in personnel costs and a reduction in commission due to lower sales during the nine months ended July 31, 2006.

General and administrative expenses. General and administrative (“G&A”) expenses include salaries and other related costs associated with finance, executive, human resources and information technology personnel and other administrative costs. G&A expenses increased $0.3 million, or 4%, to $8.3 million for the nine months ended July 31, 2006, from $8.0 million for the nine months ended July 31, 2005. The increase is primarily attributed to a $0.9 million increase in litigation-related legal fees, $0.1 million for settlement of lawsuits and $0.7 million in stock compensation expense as a result of the implementation of SFAS 123R which requires the expensing of stock options being partially offset by $0.9 million reduction in personnel expenses and a $0.5 million reduction in bad debt expense.

Research and development expenses. Research and development (“R&D”) expenses include salaries and other related costs associated with product development, third party development costs, overhead costs and material used in development of prototypes. Our R&D costs decreased $0.7 million, or 16%, to $4.1 million for the nine months ended July 31, 2006, from $4.8 million for the nine months ended July 31, 2005. The decrease is primarily attributed to $1.0 million reduction in personnel expenses in our IMRT/IGRT business partially offset by a $0.3 million increase in our Radiation Sources segment due to increased personnel expenses and project expenditures relating to in-house stranding and breast brachytherapy.

Amortization of intangible assets. Amortization of intangible assets decreased $1.2 million, or 73%, to $0.5 million for the nine months ended July 31, 2006 from $1.7 million for the nine months ended July 31, 2005. The decrease is attributed to the write-down of certain intangible assets in the fourth quarter of 2005.

Interest and other income, net. Interest expense was $0.2 million for the nine months ended July 31, 2006, compared to interest income of $0.1 million for the nine months ended July 31, 2005. The interest expense in fiscal 2006 resulted from the short-term and long-term debt and amortization of warrants, and the interest income in fiscal 2005 was due to a portfolio of marketable securities.
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of July 31, 2006, the Company has an accumulated deficit of $121.4 million, cash, cash equivalents and investments in marketable securities of $14.4 million and no debt.

Based on our current operating plans, we believe that the existing cash resources and cash forecasted by our plans to be generated by operations, as well as our anticipated and available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  However, there is no assurance that we will be successful with these plans.  If events and circumstances occur such that we do not meet our current operating plans as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

On July 31, 2006, we had cash, cash equivalents, and investments in marketable securities aggregating approximately $14.4 million, an increase of approximately $10.8 million from $3.6 million at October 31, 2005. The increase was primarily attributed to approximately $22.0 million in cash received from the sale of common stock and warrants, net of approximately $2.0 million of expenses, and $0.2 in cash received from the employee stock purchase plan, partially offset by $11.0 million used in continuing operations, $0.1 million used in our discontinued operation and $0.3 million used for capital expenditures.

Cash used in operating activities increased $1.8 million, or 19%, to $11.0 million for the nine months ended July 31, 2006 from $9.2 million for the nine months ended July 31, 2005. The increase in cash used in operating activities is primarily attributable to an increase in our net loss adjusted for non-cash items ($0.5 million), an increase in accounts receivable ($0.9 million), and an increase in inventory ($1.2 million) partially offset by a lesser change in deferred revenue ($0.7 million) and a reduction in cash used in discontinued operations ($0.5 million). We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash used in investing activities was $9.3 million for the nine months ended July 31, 2006 compared to cash provided by investing activities of $8.8 million for the nine months ended July 31, 2005. The cash used in fiscal year 2006 was attributable to the purchase of marketable securities. The cash provided in fiscal year 2005 is attributable to having drawn down our balance of marketable securities prior to the end of fiscal year 2005 to fund operations.

Cash provided by financing activities increased $21.4 million to $22.1 million for the nine months ended July 31, 2006, from $0.7 million for the nine months ended July 31, 2005. The increase is attributable to approximately $22.0 million in cash received from the sale of common stock and warrants, net of approximately $2.0 million of expenses, partially offset by a reduction in proceeds from the exercise of employee stock options and stock purchase plan ($0.6 million).

We currently have $3.4 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. We have also entered into purchase commitments to suppliers under blanket purchase orders in the amount of $0.1 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended October 31, 2005, and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, inventory reserves, share-based compensation under FAS 123(R), goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140).  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that SFAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three and nine months ended July 31, 2006, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

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

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2006, that has materially affected or is reasonably like to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 20, 2006, a lawsuit captioned J.P. Morgan Trust Company, N.A. v. John Alan Friede, et al. was filed in the U.S. District Court for the Southern District of New York against John A. Friede, a current director and stockholder of North American Scientific, Inc. (“NASI”), Mr. Friede’s wife, and NOMOS Corporation, a subsidiary of NASI. The plaintiff, J.P. Morgan Trust Company, filed the lawsuit in its capacity as personal representative of the Estate of Evelyn A.J. Hall, Mr. Friede’s deceased mother. The complaint as amended on August 8, 2006 asserts claims for reimbursement and contribution, constructive fraud, breach of contract and other related claims arising out of loans made by Mrs. Hall to, or for the benefit of, Mr. and Mrs. Friede and/or NOMOS, or acting as an accommodation party in additional loans made to Mr. and Mrs. Friede by financial institutions that were not subsequently repaid. During the time periods alleged in the complaint, Mr. Friede was the Chairman, Chief Executive Officer and the largest stockholder of NOMOS. With respect to NOMOS, the complaint seeks at least approximately $5,250,000 principal amount of loans allegedly made to and still outstanding and owed by NOMOS, and other related equitable remedies plus interest, costs and expenses.

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

The Company is also subject to other legal proceedings, claims and litigation in addition to those discussed above and in Note 12. While the outcome of these matters is currently not determinable, the ultimate costs to resolve these matters, including, notably, the cost of litigation, has had and may continue to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

We have experienced significant losses and may continue to incur such losses in the future. As a result, we have used a significant amount of our cash, cash equivalents, and investments in marketable securities. We recently raised net proceeds of approximately $22 million in a private placement of our common stock; however, if we continue to incur significant losses and are unable to access additional capital, we will be unable to adequately fund future operations and operate as a going concern.

We have incurred substantial net losses in each of the last six fiscal years, and in the nine months ended July 31, 2006. As reflected in our financial statements in our Annual Report on Form 10-K, we have experienced net losses of $55.5 million, $36.3 million, and $9.4 million in our fiscal years ended October 31, 2005, 2004 and 2003, respectively, and a net loss of $11.0 million in the nine months ended July 31, 2006. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $49.1 million at October 31, 2003 to $14.4 million at July 31, 2006. The decrease over the two year period ended October 31, 2005, was primarily attributed to net cash payments of $26.3 million used in continuing operating activities, $13.2 million related to our acquisition of NOMOS, $9.0 million used in the discontinued Theseus operations, and $1.6 million used for capital expenditures, partially offset by $4.6 million in cash received from the exercise of stock options and our employee stock purchase plan. The increase of $10.8 million in the nine months ended July 31, 2006 was primarily due to $22.0 million in cash received from the sale of common stock and warrants, net of $2.0 million of expenses, and $0.2 in cash received from the employee stock purchase plan, partially offset by $11.0 million used in continuing operations, $0.1 million used in our discontinued operation and $0.3 million used for capital expenditures.

The negative cash flow we have sustained has materially reduced our working capital, which in turn, could materially and negatively impact our ability to adequately fund future operations and continue to operate as a going concern. Management has and continues to take actions intended to improve our results. These actions include reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including, our ability to obtain favorable financing, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, the level of demand for our products.

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

If we are unsuccessful in these efforts or if any or some of these factors negatively impact us, we will need to raise additional capital, reduce operations or take other steps to achieve positive cash flow. Although we cannot assure you that we will be successful in these efforts or that any or some of these factors will not negatively impact us currently, we believe we will have sufficient cash to sustain us through at least the next twelve months.

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

All of our product lines are subject to intense competition. Our most significant competitors have significantly greater resources than we do. As a result, we cannot be certain that our competitors will not develop superior technologies or otherwise be able to compete against us more effectively. If we fail to maintain our competitive position in key product areas, we may lose significant sources of revenue.

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

       Our single largest competitor in the IMRT/IGRT market is Varian Medical Systems, Inc. (“Varian”). Varian is the largest worldwide manufacturer, in terms of market share, of linear accelerators. Linear accelerators are the machines that generate the radiation energy beams used in both IMRT and conventional radiation treatment. Varian also markets its own line of IMRT products, including several models of multileaf collimators and an IMRT inverse planning software package, which it often includes with its linear accelerators. Varian is also one of the principal providers of record and verification systems, which are systems that keep track of all critical information in the treatment of radiation therapy patients and which allow the planning system to communicate with the linear accelerator. Varian acquired Zmed, Inc., one of our principal competitors for BAT. Varian expects the acquisition to enhance its 3-D ultrasound imaging capabilities and offer radiation oncology departments a new line of stereotactic positioning accessories and planning software, allowing Varian to directly compete against BAT.

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

Our brachytherapy business is also subject to intense competition. Our primary competitors in the brachytherapy seed business include: Nycomed Amersham PLC (through its control of Oncura) and C.R. Bard, Inc., both of whom manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party (in the case of Oncura, we currently manufacture a portion of its Palladium-103 seed requirements pursuant to a distribution agreement reached in July 2005); Coloplast A/S (through its purchase of Mentor’s urology business), which manufactures and sells Iodine-125 brachytherapy seeds and currently distributes third party manufactured Palladium-103 brachytherapy seeds; and Theragenics Corporation, which manufacturers Palladium-103 seeds and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well. Recent market changes have also provided additional competition for brachytherapy-related services, such as pre-loading needles with seeds and placing seeds in so-called “strands.”

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

        We cannot assure you that we will be able to maintain or develop these relationships with agents and distributors and other industry participants or that these relationships will continue to be successful. If any of these relationships are terminated, not renewed or otherwise unsuccessful, or if we are unable to develop additional relationships, our product sales could decline, and our ability to grow our IMRT/IGRT business could be adversely affected. This is particularly the case with respect to foreign sales of our IMRT/IGRT products, where we currently rely, and we will continue to rely, on our distributors' expertise regarding foreign regulatory matters and their access to actual and potential customers.

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

        The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in our market, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing products. Without successful new product introductions, our revenues will likely suffer. Even if customers accept new or enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins. On July 24, 2006, we received FDA 510(k) clearance for our nomosSTAT product, which represents the next generation of our currently marketed PEACOCK product. The successful introduction of nomosSTAT is critical to our ability to achieve our sales targets for fiscal 2006. Any lack of acceptance in the market may result in a materially adverse impact on our financial results.

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

We manufacture and process radioactive materials which are subject to stringent regulation. We operate under licenses issued by the California Department of Health which are renewable every eight years. We received a renewal of our license for our North Hollywood facility in 2000 and we were issued a license for our Chatsworth facility in March 1999. California is one of the "Agreement States," which are so named because the Nuclear Regulatory Commission, or NRC, has granted such states regulatory authority over radioactive materials, provided such states have regulatory standards meeting or exceeding the standards imposed by the NRC. Most users of our products must obtain licenses issued by the state in which they reside (if they are Agreement States) or the NRC. Use licenses are also required by some of the foreign jurisdictions in which we may seek to market our products.

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

Future financing transactions may have a dilutive or other negative effect on our existing shareholders.

The Company recently completed a private placement of shares of its common stock that also includes a significant number of warrants. This financing resulted in significant dilution of the Company’s current shareholders. In the future, the Company may issue additional equity, debt or convertible securities to raise capital. If the Company does so, the percentage ownership of the Company held by existing shareholders would be further reduced, and existing shareholders may experience significant dilution. In addition, new investors in the Company may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions. In addition, any debt securities that we may issue and sell in the future could result in increased debt on our balance sheet, additional interest and financing expense and/or decreased operating income.

We had been notified that we did not satisfy all of the continued listing criteria established by The Nasdaq Global Market. We now believe that we are in compliance with the continued listing criteria established by the Nasdaq Global Market. If in the future Nasdaq determines that we are not in compliance, the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market.

On March 16, 2006, we received a Nasdaq Staff Deficiency Letter dated March 14, 2006 indicating that, based on our Form 10-Q for the period ended January 31, 2006, Nasdaq had determined that we are not in compliance with the minimum $10 million stockholders’ equity requirement for continued listing on The Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). On April 28, 2006, we received a notice from Nasdaq stating that our securities will be delisted from The Nasdaq Global Market at the opening of business on May 9, 2006, unless we requested a hearing in accordance with the Marketplace Rule 4800 Series. On May 3, 2006, we requested a hearing with The Nasdaq Listing Qualifications Panel to appeal the Staff’s determination to delist our securities from The Nasdaq Global Market. The hearing before the Panel to present our plan of compliance was held on June 15, 2006. On June 28, 2006, we received notice from The Nasdaq Stock Market granting our request for continued listing on the Nasdaq Global Market. Continued listing is subject to our filing our SEC Form 10-Q for the quarter ending July 31, 2006 evidencing stockholders’ equity above $10 million and otherwise continuing to comply with all other continued listing requirements of The Nasdaq Global Market. Based upon the recent closing of the $24 million private placement of the Company’s common stock, we believe our SEC Form 10-Q for the quarter ending July 31, 2006 will satisfy the stockholders’ equity requirement. Upon review of our Form 10-Q for the quarter ending July 31, 2006, Nasdaq will determine whether or not to delist our securities. If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected.

Alternatively, if faced with such delisting, we may submit an application to transfer the listing of our common stock to The Nasdaq Capital Market. Among other requirements, The Nasdaq Capital Market has a minimum $2.5 million stockholders’ equity requirement for continued listing.

Alternatively, if our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the American Stock Exchange, the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets. In addition, we would be subject to Rule 15c2-11 promulgated by the SEC. If we fail to meet criteria set forth in the rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity and price of our common stock.

Delisting from Nasdaq would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital.

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2006 we held our 2006 Annual Meeting of Stockholders. Proposals to be voted upon were the election of directors and the approval of the North American Scientific, Inc. 2006 Stock Plan.

The following persons were elected as directors to hold office until the 2007 Annual Meeting of Stockholders: L. Michael Cutrer, John A. Friede, Dr. Jonathan P. Gertler, John M. Sabin, Richard A. Sandberg, Dr. Gary N. Wilner, and Nancy J. Wysenski. There were no broker non-votes. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
L. Michael Cutrer	13,180,706	—	709,468
John A. Friede	13,348,835	—	541,339
Dr. Jonathan P. Gertler	11,891,529	—	1,998,645
John M. Sabin	13,326,545	—	563,629
Richard A. Sandberg	12,050,022	—	1,840,152
Dr. Gary N. Wilner	13,186,542	—	703,632
Nancy J. Wysenski	12,058,822	—	1,831,352

The North American Scientific, Inc. 2006 Stock Plan was approved. The number of shares cast for, withheld, abstained and broker non-votes with respect to this item were as follows:

Description	For	Withheld	Abstained	Broker Non-Votes
Approval of the 2006 Stock Plan	5,104,736	2,133,189	20,449	6,631,800

Item 6. Exhibits

(a)	Exhibits.

Exhibits No.	Title

10.1	North American Scientific, Inc. 2006 Stock Plan. (1)

10.2	Securities Purchase Agreement dated June 6, 2006 between the Company and the investors. (2)

10.3	Form of Warrant Agreement between the Company and Three Arch Partners. (2)

10.4	Form of Warrant Agreement between the Company and certain other investors. (2)

10.5	Second Amendment to Rights Agreement, dated June 5, 2006 by and between the Company and U.S. Stock Transfer Corporation. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 5, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

September 11, 2006	By:	/s/ L. Michael Cutrer
Name: L. Michael Cutrer
Title: President and Chief Executive Officer (Principal Executive Officer)

September 11, 2006	By:	/s/ James W. Klingler
Name: James W. Klingler
Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits No.	Title

10.1	North American Scientific, Inc. 2006 Stock Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 5, 2006.

10.2	Securities Purchase Agreement dated June 6, 2006 between the Company and the investors, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.

10.3	Form of Warrant Agreement between the Company and Three Arch Partners, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.

10.4	Form of Warrant Agreement between the Company and certain other investors, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.

10.5
Second Amendment to Rights Agreement, dated June 5, 2006 by and between the Company and U.S. Stock Transfer Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002