Form 10-K
period 2006-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2007-01-16
CIK 949876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006
Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0366422 (I.R.S. Employer Identification No.)

20200 Sunburst Street, Chatsworth, CA 91311
(Address of principal executive offices)

(818) 734-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.  Large Accelerated Filer ☐  Accelerated Filer ☒   Non-Accelerated Filer ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $27.6 million (based upon the price at which the common stock was last sold , as of the last business day of the Registrant’s most recently completed second fiscal quarter).
As of December 29, 2006, approximately 29,336,144 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on or about April 30 2007, are incorporated by reference into Part III of this Form 10-K.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K

Item 1. BUSINESS

INTRODUCTION

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section contained in this Item 1A, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward looking statements. Readers should not place undue reliance on these forward-looking statements.

We are a Delaware corporation, incorporated in 1990, that designs, develops, produces and sells innovative products for radiation therapy treatment, including brachytherapy seeds, and treatment planning and delivery technology for intensity modulated radiation therapy (“IMRT”) and image guided radiation therapy (“IGRT”). In addition, since 1990, we have applied our expertise in radioisotopes to develop and market products for other medical, environmental, research and industrial applications.

In 1996, we began to focus our research and product development activities primarily on medical products that are useful in the diagnosis, management and treatment of diseases such as cancer. This initiative resulted in the development of our first two therapeutic products, iodine-based and palladium-based implantable brachytherapy seeds for the treatment of prostate cancer. We began manufacturing our Iodine-125 seed for commercial use in 1998, and introduced our Palladium-103 seed the following year, thus becoming the first company to manufacture both iodine and palladium brachytherapy seeds. We market and sell our Iodine-125 seeds under the trade name Prospera® I-125, and our Palladium-103 seeds under the trade name Prospera® Pd-103.

In October 2000, we acquired Theseus Imaging Corporation (“Theseus”), a company engaged in the research and development of a proprietary radiopharmaceutical imaging agent (referred to as “Hynic-Annexin V”). Over the following four years, we made substantial investments in Theseus for clinical trials and additional research. In July and August 2004, we assessed the long-term prospects of Hynic-Annexin V and determined that its successful development and regulatory approval would not occur earlier than 2007 and that the additional costs to achieve completion and approval would be substantial. With limited capital resources and the additional need to fund product development of our recently acquired IMRT and IGRT products, we explored alternative options for Theseus. Discussions with potential financial and strategic partners ceased in August 2004. As a direct result, we shut-down the operation in September 2004 (See Note 3 of the Notes to Consolidated Financial Statements).

In August 2003, we acquired substantially all of the assets of Radiation Therapy Products (“RTP”), a manufacturer and distributor of equipment, including steppers and stabilizers, used in prostate brachytherapy procedures. We added RTP to our brachytherapy product portfolio to provide a more complete product offering to customers and prospects.

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”), a developer, manufacturer and marketer of products and services for IMRT and IGRT. NOMOS was recognized as the pioneer of the IMRT and IGRT fields and its products are used to treat a variety of cancers at hospitals and free-standing radiation oncology centers. (See Note 4 of the Notes to Consolidated Financial Statements)

On November 7, 2006, we announced the introduction of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (APBI), at the American Society for Therapeutic Radiology and Oncology (ASTRO) Annual Meeting in Philadelphia. The ClearPath systems are placed through a single incision and are designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. ClearPath is designed to accommodate either high-dose, ClearPath-HDR, or low-dose rate, ClearPath-CR, treatment methods. The Company received 510k approval from the United States Food and Drug Administration for a low-dose rate, or continuous release treatment utilizing the Company’s Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We expect to commercially launch our ClearPath product during fiscal year 2007, with an initial focus on ClearPath-HDR, to be followed by release of our ClearPath-CR.

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

A device known as a multileaf collimator defines the size, shape and intensity of the radiation beams in IMRT treatments and is also used in some conventional radiation treatments. Our multileaf collimator, MIMiC®, was designed specifically for delivering IMRT, and we believe that it offers a number of advantages over competing multileaf collimators, including the ability to deliver radiation from a significantly greater number of angles. MIMiC is primarily sold as a component of our integrated nomosSTAT™ system, but is also sold to existing CORVUS customers.

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

Our IGRT products, BAT®, BATCAM™, and nTRAK™, are used in conjunction with external beam radiation to locate targets, including tumors and surrounding organs that may move inside the patient's body from one treatment session to the next. Our customers use PEREGRINE®, our radiation dose calculation and simulation software product that uses advanced statistical techniques to simulate the path of radiation particles as they are absorbed by the patient's body. Our IGRT products and PEREGRINE are designed to be used in connection with both IMRT and conventional radiation therapy.

IMRT/IGRT Products

We currently sell five primary IMRT/IGRT products to the radiation therapy market:

CORVUS.    The core of our proprietary IMRT treatment planning system is CORVUS. This software-based product uses images from conventional imaging technologies, such as computed tomography (“CT”), magnetic resonance imaging (“MRI”), or positron emission tomography (“PET”), to create a three-dimensional model of the tumor area to be treated. CORVUS, through its three-dimensional on-screen model, prompts the doctor to specify the parameters of the dose outcome desired, both for the tumor and for the surrounding healthy tissues. CORVUS then tests and rejects millions of beam intensities and angles as it builds a plan to achieve the doctor's desired objectives. This process, called inverse planning, starts with the desired outcome and then builds a plan to achieve it. Once the plan has been approved by the doctor, CORVUS works with the linear accelerator's multileaf collimator during each treatment session to provide the radiation output in accordance with the plan by dividing its radiation output into a large number of very small beams, each of which can carry a different level of radiation intensity. By hitting the target with these small, variable intensity beams from multiple angles, it becomes possible to deliver a high dose of radiation to the target with great precision, regardless of the shape of the target, while limiting the delivery of high dosage radiation to surrounding healthy structures, regardless of their proximity to the target. CORVUS can be used in conjunction with MIMiC, our multileaf collimator, and is also compatible with most other multileaf collimators on the market. Although there is no reliable independent market data available, we believe that the multileaf collimators with which CORVUS is currently compatible represent a substantial majority of all multileaf collimators in both the United States and worldwide markets.

We believe the CORVUS process of inverse planning is superior to conventional radiation technology and to competing IMRT technologies that rely on either forward planning or inverse planning. In forward planning, the doctor manually develops a radiation delivery plan and then uses a computer to calculate the results of that plan. This process is often repeated several times until an acceptable plan is obtained. This process is labor-intensive, time-consuming and highly sensitive to the quality and experience of the particular technician or doctor. All inverse planning systems, including those used by our competitors, utilize an algorithm that is designed to replicate the clinical decision-making process of a radiation oncologist. Our algorithm has been developed using clinical feedback received from previous versions of the product, and we believe it represents more closely than our competitors' systems the important factors used in an experienced clinician's evaluation. The CORVUS process results in increased accuracy and improved clinical outcomes over competing inverse planning systems, whose optimization strategies and evaluation functions we believe do not have the sophistication embodied in CORVUS. We also believe that our CORVUS planning software develops treatment plans more quickly and with less user interaction than our competitors' planning systems. In 2005, we released the Active Rx® module as part of CORVUS. Active Rx allows for real-time modification of the treatment plan through an interactive process which allows the clinician to directly change the dose distribution delivered by the plan in a highly efficient and direct manner. No other treatment planning system includes Active-Rx-like features.

MIMiC.    Our multileaf collimator, MIMiC, is primarily sold as a component of our integrated nomosSTAT system, but can also be sold to existing CORVUS customers. MIMiC is the first multileaf collimator on the market designed exclusively for IMRT delivery. MIMiC was also the first multileaf collimator specifically designed for dynamic or rotational mode treatment, where the head of the linear accelerator is moving during the delivery of radiation, called tomotherapy. MIMiC can deliver radiation from approximately 54 angles, which is significantly greater than the 5-9 angles of a typical commercial multileaf collimator. This contributes to MIMiC's ability to conform the radiation beams to the size and shape of a tumor in accordance with the treatment plan. Leakage refers to radiation that escapes from the linear accelerator, or is transmitted through or between the leaves of the multileaf collimator, and is unintentionally absorbed by the patient. A typical multileaf collimator has an average radiation leakage of between 1% and 3%. The actual leakage for MIMiC is typically less than 1%. Although MIMiC can be added on to many linear accelerators that come already equipped with a multi-leaf collimator, the primary market for MIMiC is for the older linear accelerators that do not have a multi-leaf collimator.

MIMiC has 40 tungsten leaves in two rows of 20. Each leaf is capable of defining a beam approximately one centimeter square and can direct these radiation beams to the target. With the addition of our BEAK product, MIMiC's beam size can be reduced to four-by-ten millimeters. This allows a customer with MIMiC to compete in the radiosurgery market. Radiosurgery is a form of specialized radiation therapy that involves the delivery of radiation to a precise, often small target volume in a limited number of treatment sessions.

nomosSTAT. nomosSTAT, which the Company received U.S. Food and Drug Administration clearance to market in July 2006, integrates the Company's core serial tomotherapy delivery products, nomosSTAT MLC and AutoCrane™, with a single user interface. This new interface, with network connection to the CORVUS® IMRT inverse planning system, streamlines the delivery process, improving efficiency and increasing patient throughput. As the only after-market, add-on serial tomotherapy delivery package offered as an upgrade to an existing linear accelerator, it provides an affordable, turnkey solution for facilities wanting to implement IMRT as part of their cancer treatment arsenal without the need to purchase a costly, IMRT-enabled linear accelerator.

nomosSTAT's serial tomotherapy delivery shapes and modulates the radiation beam while the gantry is rotating, providing up to 40 individual intensity-modulated beams per every 5 degrees of rotation. These beams can be fired from virtually any radial angle around the patient and can vary in intensity in 10% steps. Compared to step-and-shoot techniques that deliver multiple overlapping segments to modulate beam intensity at a limited number of angle positions, tomotherapy provides more degrees of freedom to deposit dose to the target while avoiding critical structures.

BAT.  BAT uses ultrasound images to confirm the location of target organs and tumor sites within the patient's body. Some organs, such as the prostate, move within the patient from day to day and even within a given day. As a result, a previously developed treatment plan may no longer be effective on a later treatment date. Treatments that require daily localization of this kind include those for cancers of the prostate, female pelvis, pancreas, breast and liver. The conventional approach to this problem is to include in the treatment plan a margin of error, which inevitably leads to exposing healthy tissue to radiation. BAT reduces this margin of error from the currently accepted standard practice of within 2 centimeters to within 2 millimeters. BAT determines the location of the target by means of either a jointed, mechanical arm, at the end of which is an ultrasound probe, or with the BATCAM, by a camera mounted in the treatment room which tracks passive markers placed on the ultrasound probe. Using a touch-screen monitor and ultrasound images, the practitioner maneuvers the probe to the exact location of the tumor. BAT then calculates the position of the target relative to the delivery point of the radiation beam. nTRAK expands the BAT and BATCAM capabilities by adding a head and neck positioning tool to provide more accurate patient positioning for radiation therapy treatments. BAT can be used in conjunction with IMRT as well as conventional radiation treatment. Currently, BAT is predominantly used by hospitals and clinics in treating prostate cancer.

PEREGRINE. Our radiation dosage calculation software product, PEREGRINE, is used to estimate the amount and distribution of the radiation dose in three dimensions that would be absorbed by a patient from a prescribed plan. The prevailing method of dose calculation is to estimate the absorption of radiation by the patient's body based on the absorption of radiation by water. This method can be reasonably accurate for areas of homogeneous tissue. However, most tumors are surrounded by heterogeneous tissue structures, such as bones, air sacs or other variants in density, each of which absorbs radiation at a different rate. PEREGRINE is designed to improve the accuracy of both IMRT and conventional radiation treatment planning systems by providing improved software modeling of impact of these heterogeneous tissues on the dose distribution delivered to the patient.

PEREGRINE is designed to work simultaneously and seamlessly with CORVUS to calculate and recommend adjustments to the dose distribution determined by the planning software before the radiation treatment plan is actually administered to the patient. In 1999, we acquired exclusive rights to the patents, trademarks and copyrights for the technology used in PEREGRINE through a 10-year licensing agreement with the Lawrence Livermore National Laboratory. In 2005, this agreement was renegotiated to include a non-exclusive license which resulted in reduced royalty payments to Lawrence Livermore.

In addition to our core products discussed above, we also offer accessory products:

• BEAK®.  To provide additional market opportunities for MIMiC and nomosSTAT, we market BEAK, a device that attaches to MIMiC and reduces MIMiC's beam size from approximately one centimeter square down to four-by-ten millimeters. This allows MIMiC and nomosSTAT to compete with more expensive and dedicated radiosurgery systems.

• NOMOS CRANE® and AUTOCRANE™.  Our NOMOS CRANE family of products is a series of devices used to position patients during radiation therapy. NOMOS CRANE, NOMOS MINI-CRANE, and NOMOS CRANE II are manually operated patient positioning devices that are specifically suited to the requirements of treatments using nomosSTAT, which deliver radiation in a slice-by-slice manner. The AUTOCRANE is our newest device, which remotely adjusts the patient's position during the course of a treatment session as necessary to deliver the radiation in accordance with the treatment plan. This eliminates the need for the radiation therapist to repeatedly enter the treatment room to manually adjust the patient's position in connection with slice-by-slice IMRT treatments. The AUTOCRANE shortens the average IMRT treatment session using nomosSTAT. We also offer two NOMOS MINICRANES that assist in the positioning of specific body parts such as the head and neck. We license some of the technology underlying our NOMOS CRANE family of products from the University of Texas.

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

BRACHYTHERAPY TREATMENT OF CANCER

Prostate Cancer

The prostate gland, found only in men, is a small walnut-sized gland surrounding the urethra, located under the bladder and in front of the rectum. According to the American Cancer Society, prostate cancer is considered a slow growing cancer relative to other types of cancer. Symptoms of prostate cancer are often not noticed until the cancer has progressed past its early stages. Prostate cancer is the second most prevalent form of cancer in men in the United States and is the second most common cause of cancer death in men. The American Cancer Society estimates that approximately 230,000 new cases of prostate cancer are diagnosed in the United States annually, and approximately 30,000 deaths of men in the United States are attributable to the disease.

The definitive test for identifying prostate cancer is a prostate needle biopsy, which typically involves a physician obtaining transrectally a number of small prostate tissue specimens using a specialized biopsy device. A digital rectal examination which looks for abnormally shaped prostate glands and the prostate specific antigen (“PSA”) blood test are the two most commonly used methods to identify candidates for a prostate biopsy. When prostate cancer is identified through a prostate biopsy, physicians have several therapies available for the treatment of prostate cancer.

The most widely used methods for treating prostate cancer are radical prostatectomy (“RP”), the surgical removal of the prostate; external beam radiation therapy (“EBRT”) which involves directing a beam of radiation from outside the body at the prostate gland in order to destroy cancerous tissue; cryosurgery, a procedure in which tissue is frozen to destroy tumors; and brachytherapy.

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

The use of LDR brachytherapy has grown significantly over the past several years due to its advantages over the other primary therapies, which include RP and EBRT. We believe that the increasing use of this technique reflects the growing acceptance in the medical community and among patients.

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

Prospera® I-125. In January 1998, we launched our first United States Food and Drug Administration or FDA-approved brachytherapy source, an Iodine-125 based seed, used primarily for the treatment of prostate cancer. Each seed consists of a laser welded biocompatible titanium capsule approximately the size of a grain of rice, containing Iodine-125 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. I-125 seeds have a half-life of 59 days; therefore, they utilize lower activity levels to deliver a therapeutic dose over a longer period of time compared to the Palladium-103 seeds.

Prospera® Pd-103. In April 1999, we introduced our second FDA-approved brachytherapy source, a Palladium-103 based seed, also used primarily for the treatment of prostate cancer. Each palladium seed consists of a laser welded biocompatible titanium capsule containing Palladium-103 absorbed onto four resin beads. The capsule also contains two inactive gold beads that serve as markers for x-ray or CT imaging to identify the source location within the prostate. Pd-103 seeds have a half-life of 17 days; therefore, they utilize higher activity levels to deliver a therapeutic dose over a shorter period of time compared to the Iodine-125 seeds.

SurTRAK™. The SurTRAK family of products includes the SurTRAK pre-plugged needle with a unique synthetic, micro-angled insert for improved seed delivery and precise placement, and the SurTRAK strand which, used in conjunction with the needle, is bio-resorbable and designed to hold the seeds at predetermined distances adding speed and precision to the prostate brachytherapy procedure.  The new SurTRAK needle will also be available pre-loaded with seeds and spacers per the physician’s prescription.  The entire Prospera SurTRAK family of products is available packed and sterile from the Company.

The STP-110 Precision Stepper and RTP-6000 Precision Stabilizer equipment precisely positions and holds the trans-rectal ultrasound probe during the LDR brachytherapy procedure.  The Stepper also provides a stable platform for the Template Guide which is used to precisely position the needles during seed implantation.  Additional products offered by the Company include radiation shielding and needle loading accessories such as the Horizontal Needle Box, Needle Loading Shield, Needle Loading Box and Needle Loading Carousel.  These products offer a natural complement to the brachytherapy seeds.

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

Breast Cancer

Breast cancer is an invasive tumor, or abnormal growth, that has developed in the cells of the breast tissue. Breast cancer rates continue to increase in the U.S. The American Cancer Society estimates one in eight women in the U.S. will develop breast cancer in her lifetime. Furthermore, one in thirty-three women will die from the disease. However, it is possible to detect most breast cancers at early stages. In situ or early stage cancers have not spread to surrounding tissue or other organs. They are confined to the immediate area where the cancer began. Today, with early detection and improved treatments, more women are surviving breast cancer.

In addition to various forms of surgery, breast cancer patients often receive other forms of therapy including radiation, hormone and/or immunotherapy. Increasingly patients and their physicians are opting for breast conservation therapy (BCT). BCT is considered for women with early-stages of breast cancer and is used in situations where physicians believe their patients have an opportunity to preserve breast tissue. BCT has traditionally been followed by a rigorous daily regime of whole breast radiation. The surgical transition from radical mastectomy to lumpectomy is now being followed, for similar tissue sparing and cosmetic consequence by the acceptance of and often preference for accelerated partial breast irradiation in place of whole breast irradiation.

Accelerated partial breast irradiation (APBI) treats only the tissue surrounding the lumpectomy cavity and offers patients less invasive and more convenient treatment options than with whole breast external beam radiation. With localized treatment, the remainder of the breast and surrounding organs are spared from unnecessary radiation exposure inherent with whole breast irradiation. APBI delivery techniques are catheter based, either through single or multiple insertion sites, utilizing both high and low dose sources, delivered either from external sources or imbedded seeds.

Breast Brachytherapy

Approximately 220,000 new cases of breast cancer are diagnosed in the U.S. each year. Only 60% of breast cancers are discovered in early-stages, and are therefore applicable to BCT. Therefore, we estimate the total market for postlumpectomy brachytherapy is approximately 130,000 patients annually. With typical ASPs of approximately $2,700, we estimate the U.S. brachytherapy market potential at approximately $350 million, excluding the cost of radiation sources and brachytherapy seeds, used in the treatment . Breast brachytherapy may utilize both high and low dose sources.

With high-dose-rate (HDR) breast brachytherapy the placement of the HDR radiation source (iridium192) directly into the post-lumpectomy site reduces the treatment time to approximately 5 days compared to 30-35 days for whole breast radiation therapy. HDR therapy can be used at the time of the lumpectomy or in the months after the procedure as with whole breast radiation therapy (WBRT). The HDR source can be placed and removed in a physician's office under local anesthesia in contrast to WBRT which must be performed in a radiation-safe heavily shielded room. Clinical outcomes, including recurrence rates, for HDR radiation therapy are similar to those obtained with the more invasive, longer treatment time, WBRT. HDR therapy can also be used as an adjunct therapy in patients who have received WBRT previously. In this application, patients generally receive treatments over one to two days.

In the past, low-dose-rate (LDR) therapy utilizing multi-catheter systems and seed implants have been associated with negative cosmetic results. These systems typically use 10-15 injection sites to deliver local radiation therapy or exposed radiation too close to the surface of the skin, causing aesthetic defects including spider veins.

Both HDR and LDR patients may leave the hospital and perform most normal daily activities once the therapy has been initiated. Patients receiving LDR therapy are required to wear a small breast shield while the radiation source is in place. LDR therapy may offer an attractive alternative for patients in rural communities without easy access to shielded rooms. Additionally, LDR capability may be a significant benefit in international markets where LDR is more prevalent and the availability of shielded rooms is significantly less.

ClearPath™. On November 7, 2006, we announced the introduction of ClearPath, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (APBI), at the American Society for Therapeutic Radiology and Oncology (ASTRO) Annual Meeting in Philadelphia. The ClearPath systems are placed through a single incision and are designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. ClearPath is designed to accommodate either high-dose, ClearPath-HDR, or low-dose rate, ClearPath-CR, treatment methods. The Company received 510k approval from the United States Food and Drug Administration for a low-dose rate, or continuous release treatment utilizing the Company’s Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We expect to commercially launch our ClearPath product during fiscal year 2007, with an initial focus on ClearPath-HDR, to be followed by release of our ClearPath-CR.

The unique design of ClearPath offers new treatment alternatives to women electing APBI as part of their breast conserving therapy (BCT). ClearPath offers the advantages of multicatheter sourcing through a single insertion site. ClearPath’s unique multi-channel catheter system accommodates both LDR therapy, using our existing Prospera I-125 seeds, or HDR treatments. The ClearPath systems are designed to offer physicians greater flexibility in treatment planning and dose optimization to the target region while minimizing exposure to nearby healthy tissue. The channels on the ClearPath catheter can be positioned and controlled independently to change their location (size of the arc) and dose of radiation.

The ClearPath-HDR system consists of 12 individually adjustable catheters, 6 of which are partially deployed in the HDR application. This feature potentially allows radiation oncologists to offer brachytherapy to patients who have not been appropriate for other available brachytherapy products because their cavities have been considered too close to the skin. Traditional breast brachytherapy has been associated with negative cosmetic outcomes largely due to the proximity of the radiation source to the skin. Recommendations are that the radiation source be 7 mm or more from the skin. The unique ability of ClearPath to partially deploy 6 source catheters should negate this proximity problem. The deployed catheters in ClearPath, unlike a balloon, are more conformal, neither compressing nor altering the shape the shape of the surrounding tissue.

The combination of conformal channels and independent dosing may improve treatment planning for these patients and address some physician concerns with the balloon product. The ClearPath catheter integrates with existing HDR afterloaders and treatment planning software sold by Varian Medical and Nucleton and does not require additional capital investment by facilities with shielded rooms and afterloaders.

The second ClearPath design, ClearPath-CR or continuous release, utilizes a similar array of deployable catheters placed through a single incision. However, rather than undergoing 10 treatments over 5 days, the radiation oncologist will place a series of stranded low dose rate Prospera I-125 brachytherapy seeds into the device which will deliver a continuous low level radiation dose over a 4 to 5 day period. ClearPath-CR would not require patients to return to the hospital or clinic daily for treatment. Ease of placement, dose conformality, and patient friendliness are a few of the differentiating features of the ClearPath design.

NON-THERAPEUTIC PRODUCTS

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

Method and apparatus for performing stereotactic surgery (5,269,305)
A method and apparatus for performing stereotactic surgery upon a target within a skull establishes a first, predetermined geometric relationship between a skull mount fixture mounted on the skull and a scanning table surface upon which the skull is supported; and that geometric relationship is duplicated by a displacement bar mounted upon the skull mount fixture.
July 15, 1992 until July 15, 2012
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
November 29, 1994 until June 17, 2013

Method and apparatus for target position verification (5,411,026)
A method and apparatus for verifying the position of a lesion in a patient's body compares the location of the lesion in CT slices with the position of the lesion in ultrasound images taken while the patient lays on the treatment table of a linear accelerator.
May 2, 1995 until October 8, 2013

Method and apparatus for conformal radiation therapy (5,596,619)
A method and apparatus for conformal radiation therapy, with a radiation beam having a pre-determined, constant beam intensity, treats the entire tumor volume of a patient's tumor, and the beam intensity of the radiation beam is spatially modulated across the tumor, by separating the radiation into a plurality of treatment beam segments and independently modulating the beam intensity of the plurality of radiation beam segments.
January 21, 1997 until May 17, 2014

Method and apparatus for patient positioning for radiation therapy (5,622,187)
A method and apparatus for positioning a patient upon a treatment table of a linear accelerator includes a camera secured to the gantry of the linear accelerator and a plurality of light emitting diodes mounted with respect to the patient which are viewed by the camera.
April 22, 1997 until September 30, 2014

Method and apparatus for conformal radiation therapy (5,802,136)
A method and apparatus for conformal radiation therapy, with a radiation beam having a predetermined, constant beam intensity, treats the entire tumor volume of a patient's tumor, and the beam intensity of the radiation beam is spatially modulated across the tumor, by separating the radiation into an array of at least 3x3 treatment beam segments and independently modulating the beam intensity of the plurality of radiation beam segments.
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
May 21, 2002 until May 27, 2019

Method and apparatus for target position verification (6,961,405)
A system and method for aligning the position of a target within a body of a patient to a predetermined position used in the development of a radiation treatment plan can include an ultrasound probe used for generating live ultrasound images, a position sensing system for indicating the position of the ultrasound probe with respect to the radiation therapy device, and a computer system.
October 7, 2003 until October 7, 2023

Method and apparatus for optimization of collimator angles in intensity modulated radiation therapy (7,015,490)
A method and apparatus to determine an optimum collimator angel of a multi-leaf collimator having an opening and multiple leaf pairs for closing portions of the opening to form a radiation beam arrangement having multiple beam segments.
August 11, 2004 until August 11, 2024

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
Laser Welded Brachytherapy Source and Method of Making the Same (5,997,463)

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
Radioactive Seed with Multiple Markers and Method for Using Same (6,638,207)

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
September 7, 2004 until June 12, 2021
Radioactive seed with multiple markers and method for using same (6,881,183)

A radioactive seed which discloses the orientation and the location of the seed when the seed is exposed to X-ray photography is provided. The seed contains multiple X-ray detectable markers which will disclose the orientation and the location of the seed when the seed is exposed to X-ray photography. The single marker will also disclose the orientation as well as the location of the seed.
October 23, 2003 until October 23, 2023

         In addition, as of December 31, 2006, we had 12 additional United States pending patent applications. We have also been issued 11 foreign patents and have 14 foreign patent applications still pending.

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

In July 2005, we entered into a revised license agreement for the technology incorporated in our PEREGRINE product with Lawrence Livermore National Laboratory.  This agreement lasts until the last of the licensed patents expires in July 2009. The rights granted in the renegotiated agreement give us non-exclusive rights to the same advanced, proprietary statistical techniques that the Company had previously held exclusively.  Under this license agreement, we are required to pay a flat per unit fee of $5,000 for each licensed product sold. Earned royalties are credited against the minimum annual royalty of $25,000, which replaces the minimum annual royalty of $400,000 in the previous agreement.  The license no longer contains any minimum performance obligations.  In addition, the United States government retains a royalty-free license to the technology covered by this agreement.

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

•
University of Texas.  In October 1998, we began to license specific patent rights from the Board of Regents of the University of Texas System pursuant to a royalty-bearing, exclusive license agreement for a period of three years. These patent rights are related to a device that forms a critical component used in our NOMOS CRANE family of products. Effective March 31, 2006, the term of this agreement was extended for an additional two years, until March 31, 2008. In addition, the license will terminate upon 30 days notice from the Board of Regents if we fail to make any scheduled royalty payments. Under this license agreement, we are required to pay a royalty of $6,000 for each NOMOS CRANE sold in conjunction with a PEACOCK, with aggregate minimum royalties of $50,000 per year.

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

•
IdeaMatrix, Inc. We have an exclusive license from IdeaMatrix, Inc. (a company wholly owned by our Vice President of New Product Development (Brachytherapy), Richard Terwilliger) for certain brachytherapy technology pertaining to needles and strands used in the brachytherapy manufacturing process. This technology is critical to our SurTrak line of products sold in connection with our brachytherapy seeds. Under this exclusive license agreement, we paid $125,000 upon execution of the license agreement on February 17, 2006, and we are required to pay $125,000 per year over five years. There is no annual renewal fee or royalty arising out of this license. The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, we have agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc. Please see Item 3, Legal Proceedings for more information.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to enter into confidentiality agreements with our employees, consultants and vendors, and we generally control access to our proprietary information.

COMPETITION

IMRT/IGRT Competitors

Our most significant competitor for our IMRT planning and delivery products is Varian Medical Systems, Inc. (“Varian”). Varian produces more linear accelerators than any other manufacturer and markets its own line of IMRT and IGRT products, Siemens Medical Systems, Inc. (“Siemens”) and Elekta A.B. (“Elekta”) and TomoTherapy, Inc. are the other major manufacturers of linear accelerators, each of which offers its own multileaf collimators that compete with our IMRT products, and on-board imaging systems that compete with our IGRT products.

Several treatment planning companies, including ADAC Laboratories, Inc., which is a part of Royal Philips Electronics N.V., Computerized Medical Systems, Inc. and Nucletron compete with us in the market for standalone treatment planning systems.

Several other companies, including BrainLAB AG (“BrainLAB”), 3Dline International and Siemens also compete with us in the add-on multileaf collimator market.

Brachytherapy Competitors

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

Our SurTRAK strands and needles are subject to competition from a number of companies, including Worldwide Medical Technologies, Inc. Competitors for our proposed ClearPath product include MammoSite, manufactured by Cytyc Corp., and SAVI, manufactured by BioLucent, Inc.

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

SALES AND MARKETING

Since January 2003, we have developed an internal sales force to directly market and sell our brachytherapy products. In May 2004, we acquired additional sales personnel through our acquisition of NOMOS. Since both companies market their products to the same call points within the radiation oncology community, we combined both sales organizations to increase market penetration and better leverage our sales and marketing efforts. In the second quarter of fiscal year 2005, we determined, however, that we could achieve better results by organizing the sales force by product segment, so we assigned the sales representatives to either our Radiation Sources segment or our IMRT/IGRT segment. At the end of fiscal year 2006, the domestic sales staff consisted of nine full-time dedicated regional sales representatives and product specialists for the IMRT/IGRT business, six business development managers for the Radiation Sources business, and two senior sales managers, one for each business. In addition, we had ten customer service representatives, five for each business segment. We plan to expand our sales force in our Radiation Sources business in fiscal year 2007 to market ClearPath, our proposed new product for breast cancer treatment.

Each of our sales representatives sells products and services to customers within an assigned territory. The sales representatives promote customer satisfaction with periodic service calls in addition to scheduled follow-up visits. Our products are principally marketed directly to the end-user physicians or purchasing groups that act on their behalf. In addition to our sales efforts in the United States market, we also market our products in Europe and Asia through the sales offices obtained in the NOMOS acquisition.

Our radiation calibration and references standards are sold directly, as well as through a select group of third party representatives and distributors, in North America, Europe and Asia. We support our products through a full product catalog, advertising, telemarketing and trade shows, and engage in direct selling to end users as well as to equipment manufacturers for inclusion in their product lines.

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

Foreign Regulatory Process

Our products are also regulated outside the United States as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA's, in the foreign countries in which we plan to sell our products.

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

Currently, we utilize single source suppliers for a number of significant components for each of our major products. Of the ten suppliers representing our highest dollar volume in 2006, five represent sole source suppliers. Other suppliers exist for each of our components provided by single source suppliers. We have not in the past experienced any significant disruption in product availability because of single source suppliers, and we have in the past successfully transitioned from single source suppliers to new suppliers without significant disruptions in production. It is likely we will continue to change suppliers in the future as our products change and we look for ways to improve functionality and lower costs.

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

Radiation Sources

We manufacture all of our brachytherapy seed products at two facilities in the Los Angeles, California metropolitan area. We manufacture certain of our brachytherapy accessory products, including our steppers and stabilizers, and we manufacture our calibration and reference source products in one of our Los Angeles facilities. The equipment used to manufacture our products is purchased from a variety of suppliers. Additionally, we have developed an in-house capability to both build and repair certain equipment used in the manufacturing of our products. We consider our manufacturing equipment to be in good condition.

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

RESEARCH AND DEVELOPMENT

Research and development ("R&D”) expenses in continuing operations totaled $5.8 million, $6.3 million, and $3.2 million during the years ended October 31, 2006, 2005 and 2004, respectively. Development costs of IMRT and IGRT products were $4.6 million, $5.7 million and $2.5 million during the years ended October 31, 2006, 2005 and 2004, respectively. Development costs of Radiation Sources products increased to $1.2 million in the year ended October 31, 2006 from $0.7 million annually in the years ended October 31, 2005 and 2004, primarily due to the development costs of ClearPath in fiscal year 2006. Costs associated with the development of Hynic-Annexin V the principal product candidate of our discontinued operation totaled $5.8 million during the year ended October 31, 2004. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

EMPLOYEES

As of October 31, 2006, we had a total of 177 full-time employees. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

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

You also may read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or (202) 551-8090. Our filings with the SEC are also available to you on the SEC’s Internet web site at www.sec.gov.

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

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $17.1 million, $55.5 million and $36.3 million in our fiscal years ended October 31, 2006, 2005 and 2004, respectively. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $15.0 million at October 31, 2004 to $9.3 million at October 31, 2006. The decrease over the past two year period was primarily attributed to net cash payments of $27.2 million used in continuing operating activities, $0.7 million used in the discontinued Theseus operations, and $0.8 million used for capital expenditures, partially offset by $22.0 million net proceeds from the sale of common stock and warrants, and $1.1 million in cash received from the exercise of stock options and our employee stock purchase plan.

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

The amount of working capital that we will need in the future will also depend on our efforts and many factors, including:

•	Our ability to successfully market and sell our products, including the successful launch of our new ClearPath device for treatment of breast cancer;
•	Continued scientific progress in our discovery and research programs;
•	Levels of sales and marketing that will be required to launch future products and achieve and maintain a competitive position in the marketplace for both existing and new products;
•	Levels of inventory and accounts receivable that we maintain;
•	Level of capital expenditures;
•	Acquisition or development of other businesses, technologies or products;
•	The time and costs involved in obtaining regulatory approvals;
•	The costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims; and
•	The potential need to develop, acquire or license new technologies and products.

If we are unsuccessful in these efforts or if any or some of these factors negatively impact us, we will need to raise additional capital, reduce operations or take other steps to achieve positive cash flow. Although we cannot assure you that we will be successful in these efforts or that any or some of these factors will not negatively impact us, we believe that we will have sufficient cash to sustain us at least through the fiscal year ending October 31, 2007.

Future financing transactions may have a dilutive or other negative effect on our existing shareholders.

In June 2006, the Company completed a private placement of shares of its common stock that also includes a significant number of warrants. This financing resulted in significant dilution of the Company’s current shareholders. In the future, the Company may issue additional equity, debt or convertible securities to raise capital. If the Company does so, the percentage ownership of the Company held by existing shareholders would be further reduced, and existing shareholders may experience significant dilution. In addition, new investors in the Company may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions. In addition, any debt securities that we may issue and sell in the future could result in increased debt on our balance sheet, additional interest and financing expense and/or decreased operating income.

Success of our recently announced plans to introduce a breast brachytherapy product will be dependent upon a variety of factors.

We recently announced the introduction of ClearPath™, a new brachytherapy device for the treatment of breast cancer. We expect that this product may generate significant revenues in the future; however, successful technical development of our products does not guarantee successful commercialization. There are a number of factors which could adversely affect our ability to achieve this goal, including:

•	Successful completion of the launch of this product;
•	Our ability to protect our intellectual property through patents and licenses;
•	Our ability to successfully manufacture production quantities of the product;
•	The acceptance of the product by physicians and health professionals; and
•	Our ability to hire and train a direct sales force to sell the product;

We may encounter insurmountable obstacles or incur substantially greater costs and delays than anticipated in the development process.

From time to time, we have experienced setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies, products and services. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

We have experienced a significant deterioration of revenues in our IMRT/IGRT business. If we are unable to successfully develop and market new generations of IMRT/IGRT products, such as nomosSTAT, we may be unable to retain our existing customers or attract new customers.

We have seen a significant deterioration of revenues in our IMRT/IGRT business, in part because of our inability to timely and successfully develop and market new products. Many of our products and product candidates are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment. If we are unable to raise needed capital on favorable terms or at all, we may be unable to obtain a competitive advantage in the marketplace.

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

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in our market, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing products. Without successful new product introductions, our revenues likely will continue to suffer. Even if customers accept new or enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins. In July, 2006 we received FDA 510(k) clearance for our nomosSTAT product, which represents the next generation of our previously marketed PEACOCK product. The successful introduction of nomosSTAT is critical to our ability to achieve our sales targets for fiscal 2007. Any lack of acceptance in the market for nomosSTAT may result in a materially adverse impact on our financial results.

All of our product lines are subject to intense competition. Our most significant competitors have greater resources than we do. As a result, we cannot be certain that our competitors will not develop superior technologies or otherwise be able to compete against us more effectively. If we fail to maintain our competitive position in key product areas, we may lose significant sources of revenue.

We expect that our serial tomotherapy, intensity-modulated radiation therapy, or IMRT, and image-guided radiation therapy, or IGRT, product lines, including CORVUS, nomosSTAT and BAT, will generate a significant part of our revenues, and we also believe that our ClearPath product will generate substantial revenues in the future. We will need to continue to develop enhancements to these products and improvements on our core technologies in order to compete effectively. Rapid change and technological innovation characterize the marketplace for medical products, and our competitors could develop technologies that are superior to our products or that render such products obsolete. We anticipate that expenditures for research and development will continue to be significant. The domestic and foreign markets for radiation therapy equipment are highly competitive. Many of our competitors and potential competitors have substantial installed bases of products and significantly greater financial, research and development, marketing and other resources than we do. Competition may increase as emerging and established companies enter the field. In addition, the marketplace could conclude that the tasks our products were designed to perform are no longer elements of a generally accepted treatment regimen. This could result in us having to reduce production volumes or discontinue production of one or more of our products.

Our single largest competitor in the IMRT/IGRT market is Varian Medical Systems, Inc. (“Varian”). Varian is the largest worldwide manufacturer, in terms of market share, of linear accelerators. Linear accelerators are the machines that generate the radiation energy beams used in both IMRT and conventional radiation treatment. Varian also markets its own line of IMRT products, including several models of multileaf collimators and an IMRT inverse planning software package, which it often includes with its linear accelerators. Varian also offers an on-board imaging system (OBI) which integrates CT imaging capabilities for daily tumor localization. Varian is also one of the principal providers of record and verification systems, which are systems that keep track of all critical information in the treatment of radiation therapy patients and which allow the planning system to communicate with the linear accelerator. Varian acquired Zmed, Inc., one of our principal competitors for BAT. Varian expects the acquisition to enhance its 3-D ultrasound imaging capabilities and offer radiation oncology departments a new line of stereotactic positioning accessories and planning software, allowing Varian to directly compete against BAT.

We also compete with Siemens and Elekta, each of which manufactures one or more multileaf collimators that compete with MIMiC and, therefore, with our integrated system, nomosSTAT. Both companies offer, or plan to offer, on-board imaging systems that indirectly compete with BAT. In addition, there are several other companies that currently offer or plan to offer IMRT modules, which typically add IMRT functionality to conventional radiation treatment planning products.

Finally, we compete with all manufacturers of conventional radiation therapy products many of which are devoting substantial resources to promoting their products.

Our brachytherapy business is also subject to intense competition. Our primary competitors in the brachytherapy seed business include: Nycomed Amersham PLC (through its control of Oncura) and C.R Bard, Inc., both of whom manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party (in the case of Oncura, we currently manufacture a portion of its Palladium-103 seed requirements pursuant to a distribution agreement reached in July, 2005); Mentor, which manufactures and sells Iodine-125 brachytherapy seeds and currently distributes third party manufactured Palladium-103 brachytherapy seeds; and Theragenics Corporation, which manufacturers Palladium-103 seeds and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well. Our SurTRAK strands and needles are subject to competition from a number of companies, including Worldwide Medical Technologies, Inc., and our new ClearPath product for treatment of breast cancer faces competition from Cytyc Corp. and BioLucent, Inc.

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

In addition, we have experienced higher than anticipated turnover in our domestic direct sales force, which has resulted in a relative lack of experience in selling our products.  As a result of our relatively small sales force, the intense competition for skilled sales and marketing employees, and the high turnover in our sales force, there can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

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

To date, a majority of our revenues from the sale of our IMRT products has been derived from the sale of these products to customers who decide to upgrade linear accelerators that do not have IMRT capabilities to enable them to deliver IMRT treatments. Most of these linear accelerators are older models. Selling CORVUS to customers with newer multileaf collimator-equipped linear accelerators can be difficult because these linear accelerators may be offered with IMRT planning software at little or no additional cost. Accordingly, to make a sale, we often must convince these potential customers that CORVUS is sufficiently superior to the IMRT or conventional radiation treatment planning software products offered by the manufacturer to justify the additional costs of purchase. Selling nomosSTAT and MIMiC to potential customers with newer multileaf collimator-equipped linear accelerators is even more difficult because, in addition to the incremental costs of purchase, these potential customers may be reluctant to incur the additional effort required to retrofit the factory installed multileaf collimator with MIMiC. Over time, if more institutions purchase new linear accelerators that are IMRT-equipped or upgrade their older accelerators with technology from us or our competitors, the market for upgrading linear accelerators that do not have IMRT capabilities will shrink and may become saturated, which could adversely affect our sales and limit our potential revenues from our products.

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

If we are sued for product-related liabilities, the cost could be prohibitive to us.

The testing, marketing and sale of human healthcare products entail an inherent exposure to product liability claims. Third parties may successfully assert product liability claims against us. Although we currently have insurance covering claims against our products, we may not be able to maintain this insurance at acceptable cost in the future, if at all. In addition, our insurance may not be sufficient to cover particularly large claims. Significant product liability claims could result in large and unexpected expenses as well as a costly distraction of management resources and potential negative publicity and reduced demand for our products.

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

In fiscal year 2006, the Company engaged an appraisal firm to perform an analysis of the goodwill and intangible assets acquired from NOMOS, to determine the fair value thereof under the applicable standards as of the Company’s annual test date of September 30, 2006. As a result of this testing, the Company determined there was no impairment of its goodwill and intangible assets in fiscal year 2006.

The Company will continue to monitor impairment indicators in any of our reporting segments. If our future financial performance, including the expected revenue growth in the IMRT/IGRT business related to nomosSTAT, or other events indicate that the value of our recorded goodwill or intangible assets is further impaired, we may record additional impairment charges that could have a material adverse effect on our reported results.

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

Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of L. Michael Cutrer, our president and chief executive officer, and James W. Klingler, our chief financial officer. In November 2006, we announced that L. Michael Cutrer plans to transition from the position of president and chief executive officer to become the Company’s executive vice president and chief technology officer. The Board of Directors has initiated a search for his successor; however, there can be no certainty as to whether or when a successor will be identified and hired. As chief technology officer, we expect that Mr. Cutrer would, in addition to other responsibilities, continue to play an active leadership role in the Company’s breast brachytherapy program and to remain a member of the Company’s Board of Directors. We carry key employee insurance for Mr. Cutrer in the amount of $2.5 million. Our future business and financial results could be adversely affected if the services of Messrs Cutrer or Klingler or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

In 2006, we licensed intellectual property which was the subject of litigation brought by WorldWide Medical Technologies in U.S. District Court against both the Company as well as their former employee, Richard Terwilliger, who is currently our Vice-President of New Product Development. This intellectual property relates to the Company’s brachytherapy business, specifically, certain needle-loading and stranding technologies. While the Company does not believe that it has any liability in this matter, and is vigorously defending itself in the litigation, we cannot predict what effect an adverse result from this litigation would have on our future sales of the products at issue.

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

Most of the products that we are currently marketing have received clearances from the FDA through the 510(k) premarket notification process. For any devices already cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in intended use require a new 510(k) submission and a separate FDA determination of substantial equivalence. We have made minor modifications to our products and, using the guidelines established by the FDA, have determined that these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell one or more of our products until the FDA has cleared new 510(k) submissions for these modifications, and there is no assurance that the FDA will ultimately grant a clearance. In addition, the FDA may determine that future products require the more costly, lengthy and uncertain premarket approval process under Section 515 of the FDC. The approval process under Section 515 generally takes from one to three years, but in many cases can take even longer, and there can be no assurance that any approval will be granted on a timely basis, if at all. Under the premarket approval process, an applicant must generally conduct at least one clinical investigation and submit extensive supporting data and clinical information establishing the safety and effectiveness of the device, as well as extensive manufacturing information. Clinical investigations themselves are typically lengthy and expensive, closely regulated and frequently require prior FDA clearance. Even if clinical investigations are conducted, there is no assurance that they will support the claims for the product. If the FDA requires us to submit a new pre-market notification under Section 510(k) for modifications to our existing products, or if the FDA requires us to go through the lengthier, more rigorous Section 515 pre-market approval process, our product introductions or modifications could be delayed or cancelled, which could cause our revenues to be below expectations.

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
• the refusal of our requests for 510(k) clearance or pre-market approval of new products;
• the withdrawal of 510(k) clearance or pre-market approvals already granted; and
• criminal prosecution.

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

Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In 2006, less than 5% of our product revenues and less than 5% of our total revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

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

•	Acquisitions that result in in-process research and development expenses may be charged fully in an individual quarter.
•	Sales of our IMRT/IGRT products are typically heavier in the final month of a fiscal quarter, leading to a disproportionately high use of cash in the first two months of a quarter.
•	Changes or anticipated change in third-party reimbursement amounts or policies applicable to treatments using our products;
•	Timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;
•	The possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance;
•	Changes in the general economic conditions in the regions in which we do business;
•	Unfavorable outcome of any litigation; and
•	Accounting adjustments such as those relating to reserves for product recalls, stock option expensing as required under SFAS No. 123R and changes in interpretation of accounting pronouncements

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

In the event that we are unable maintain compliance with all relevant Nasdaq Listing Standards, our securities may be subject to delisting from the Nasdaq Global Market. If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected.

Alternatively, if faced with such delisting, we may submit an application to transfer the listing of our common stock to The Nasdaq Capital Market. Among other requirements, The Nasdaq Capital Market has a minimum $2.5 million stockholders’ equity requirement and a $1.00 minimum bid price requirement for continued listing.

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

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $1.03 and $2.58 in the fifty-two week period ended October 31, 2006. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the fourth quarter of 2006, our shares had an average daily trading volume of only approximately 36,000 shares. In connection with our June 2006 sale of common stock and accompanying warrants, we filed two resale registration statements covering an aggregate of up to 12,291,934 shares of common stock and 6,145,967 shares of common stock issuable to upon exercise of warrants for the benefit of the selling security holders. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We are headquartered in the Los Angeles, California metropolitan area where we occupy two properties totaling approximately 40,000 square feet used for manufacturing and administration. Our leases for each of these facilities expire in November 2007, with renewal options. We also have leased manufacturing and administration offices in the Pittsburgh, Pennsylvania metropolitan area of approximately 35,000 square feet. The lease expires in February 2013 with an extension option and the option to obtain additional space within the building. In addition, we have a small engineering facility in Seattle, Washington and small sales offices in Germany and China. We believe that our facilities are adequate, suitable and of sufficient capacity to support our current operations.

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

In November 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it allegedly learned that Richard Terwilliger, (our current Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. The Company was served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as Vice President of New Product Development at the Company. The Company has agreed to defend Mr. Terwilliger. We have removed the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated.The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  The Company denies liability and intends to vigorously defend itself in this litigation as it progresses. No trial date has yet been set.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

L. Michael Cutrer 50, has been the President and Chief Executive Officer and a Director of the Company since 1990. Previously, Mr. Cutrer was a Manager of Isotope Products Laboratory, Inc., a radioisotope manufacturing company, where he was responsible for industrial product manufacturing, research and development. In November 2006, the Company announced that Mr. Cutrer plans to transition from the position of president and chief executive officer to become the Company’s executive vice president and chief technology officer. As chief technology officer, we expect that Mr. Cutrer would, in addition to other responsibilities, continue to play an active leadership role in the Company’s breast brachytherapy program and to remain a member of the Company’s Board of Directors.

David N. King 39, joined the Company in 1998, and currently serves as General Counsel, Corporate Secretary, and Vice President of Human Resources. Mr. King was Corporate Counsel for Virco Corporation and, prior to that, an associate with the law firm of Gibson, Dunn & Crutcher (Los Angeles). Mr. King received his law degree from the University of Southern California Law Center in 1994 and received his B.A. in International Relations (Soviet Studies) from the University of Southern California in 1988.

James W. Klingler 59, joined North American Scientific, Inc. in July, 2004 as Senior Vice President and Chief Financial Officer. Previously, he was Vice President-Finance and Chief Financial Officer of Troy Group, Inc., a provider of secure check printing products and wireless connectivity solutions, from January 2002 to July 2004. From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that was merged into Hewlett-Packard Company. In prior positions, Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services for safety, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies Inc., a company that manufactures polyurethane products, from October 1994 to February 1999. Mr. Klingler holds a B.A. from The Ohio State University and an M.B.A. from the Columbia University Graduate School of Business.

Michael J. Ryan 60, joined North American Scientific, Inc. January 2006, as Senior Vice President and General Manager of the NOMOS Radiation Oncology Division.  Previously, from 1992 through 2005, he served in a variety of positions with InterV (now known as Angiotech), originally as Vice President of Sales & Marketing, then as Senior Vice President of Sales & Marketing, and lastly as Executive Vice President of Business Development.  InterV is a market leader in image guided, interventional medical devices for Radiology, Oncology, Cardiology, and Endo-vascular Surgery.  Prior to InterV, Mr. Ryan held senior management positions, in Sales, Marketing, Business Development, and General Management, with several companies, including Johnson & Johnson, Medtronic, Healthdyne, NAMIC, and Coeur Laboratories.  Mr. Ryan holds a B.A. degree from John F. Kennedy College.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the Nasdaq Global Market under the ticker symbol "NASI". The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq Global Market.

	High	Low
Fiscal 2006
First Quarter	2.58	1.89
Second Quarter	2.49	1.96
Third Quarter	2.16	1.57
Fourth Quarter	1.85	1.03

Fiscal 2005
First Quarter	6.20	4.10
Second Quarter	5.94	2.55
Third Quarter	3.62	1.85
Fourth Quarter	4.13	1.90

As of December 29, 2006, we had approximately 254 shareholders of record.

We have never paid cash dividends on our Common Stock and have no plans to do so.

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us during the quarter ended October 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 1 - August 31, 2006	—	—	—	$9,871,000.

September 1 - September 30, 2006	—	—	—	$9,871,000.

October 1—October 31, 2006	3,100	$1.04	3,100	$9,867,000.

Total	3,100	$1.04	3,100

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2006 and 2005, a total of 22,100 shares and 19,000 shares had been repurchased by the Company at a cost of $133,000 and $129,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Year Ended October 31,
	2006	2005	2004(1)	2003(2)	2002
	(In thousands, except for per share amounts)
Statement of Operations:
Net sales	$28,988	$32,224	$24,737	$14,683	$20,780
Cost of goods sold	19,102	20,056	15,818	6,944	7,581

Gross profit	9,886	12,168	8,919	7,739	13,199
Operating expenses	27,130	68,164	33,525	10,086	6,382

Income (loss) from operations	(17,244)	(55,996)	(24,606)	(2,347)	6,817
Interest and other income, net	(139)	121	579	1,749	1,834

Income (loss) before provision (benefit) for income taxes	(17,383)	(55,875)	(24,027)	(598)	8,651
Provision (benefit) for income taxes	—	—	(257)	—	2,087

Income (loss) from continuing operations	(17,383)	(55,875)	(23,770))	(598)	6,564
Income (loss) from discontinued operations (3)	253	362	(12,537))	(8,536)	(11,808)
Cumulative effect of change in accounting principle	—	—	—	(306)	—

Net loss	$(17,130)	$(55,513)	$(36,307)	$(9,440))	$(5,244)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.79)	$(3.38)	$(1.81)	$(0.06)	$0.65
Income (loss) from discontinued operations(3)	0.01	0.02	(0.95)	(0.83)	(1.16)
Cumulative effect of change in accounting principle	—	—	—	(0.03)	—

Net loss	$(0.78)	$(3.36)	$(2.76)	$(0.92)	$(0.51)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.79)	$(3.38)	$(1.81)	$(0.06)	$0.57)
Income (loss) from discontinued operations(3)	0.01	0.02	(0.95)	(0.83)	(1.02)
Cumulative effect of change in accounting principle	—	—	—	(0.03)	—

Net loss	$(0.78)	$(3.36)	$(2.76)	$(0.92)	$(0.45)

Shares used in per share calculation
Basic	21,956	16,502	13,139	10,258	10,210

Diluted	21,956	16,502	13,139	10,258	11,596

	As of October 31,
	2006	2005	2004(1)	2003	2002
		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$9,323	$3,623	$14,980	$49,115	$55,945
Total assets	27,198	22,333	80,539	62,532	69,135
Total debt	—	—	—	—	—
Total stockholders' equity	17,188	10,801	65,377	55,746	64,901

(1)	In May 2004, the Company acquired NOMOS Corporation, which has a significant impact on the 2004 selected financial data. The 2004 results include a $9.2 million charge for in-process research and development and $1.1 million charge for merger and integration costs in connection with the Company’s purchase of NOMOS. These items had a $(0.78) impact on basic and diluted loss per share. See Note 4 to the Consolidated Financial Statements.
(2)	The 2003 results include a $0.3 million charge for the cumulative effect of a change in accounting principle to recognize future decommissioning costs of leased manufacturing facilities. This item had a ($0.03) impact on basic and diluted loss per share.
(3)	In September 2004, the Company’s Theseus operation was shut down. The Statement of Operations data include Theseus as a discontinued operation. The 2004 results include a loss on discontinued operations of $5.2 million and loss from operations of $7.3 million. Loss from operations consisted primarily of research and development expenses.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "projects," and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section contained in Item 1A of this Form 10-K, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

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

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”), a privately held developer, manufacturer, and marketer of IMRT and IGRT products and services.  This acquisition was intended to significantly expand our product offerings to radiation oncologists.  Under the terms of the agreement and plan of merger we paid approximately $58 million consisting of $11.5 million in cash, the issuance of 5.2 million shares of the Company’s common stock with a fair value of approximately $37.3 million, the assumption of 1.4 million of stock options and warrants with a fair value of $4.6 million, direct transaction costs of $3.0 million and the assumption of acquisition related liabilities of $1.6 million in exchange for all of the outstanding capital stock of NOMOS.  We manage this business as our IMRT/IGRT operating segment. Our financial results include 12 months of IMRT/IGRT operating results in fiscal years 2006 and 2005 and 6 months in fiscal 2004.

On November 7, 2006, we announced the introduction of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (APBI), at the American Society for Therapeutic Radiology and Oncology (ASTRO) Annual Meeting in Philadelphia. The ClearPath systems are placed through a single incision and are designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. ClearPath is designed to accommodate either high-dose, ClearPath-HDR, or low-dose rate, ClearPath-CR, treatment methods. The Company received 510k approval from the United States Food and Drug Administration for a low-dose rate, or continuous release treatment utilizing the Company’s Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We expect to commercially launch our ClearPath product during fiscal year 2007, with an initial focus on ClearPath-HDR, to be followed by release of our ClearPath-CR.

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

The Company engaged an appraisal firm to perform an analysis of the goodwill and intangible assets acquired from NOMOS Corporation on May 4, 2004 to determine the fair value thereof under SFAS 142 and SFAS 144 as of the Company's annual test date of September 30, 2005. The Company's management and Audit Committee of the Board reviewed and agreed with the appraisal firm's conclusions that the NOMOS goodwill and intangible assets were impaired, due to negative operating performance indicators of our IMRT/IGRT business, including three successive years of declining sales and continued net operating losses. As a result, the Company wrote down the NOMOS goodwill and intangible assets to their fair value in the quarter ended October 31, 2005, as follows:

($000)	Sept. 30, 2005 Carrying Value	Sept. 30, 2005 Fair Value	Impairment

NOMOS Goodwill	$18,525	$2,564	$15,961

NOMOS Intangible Assets	27,103	3,180	23,923

TOTAL	$45,628	$5,744	$39,884

In addition, the Company performed an internal analysis under SFAS 142 and SFAS 144 as of the Company's annual test date of September 30, 2005 of the goodwill and intangible assets acquired from Radiation Therapy Products (RTP) in August, 2003 to determine the fair value thereof under the applicable standards. The Company concluded that the goodwill and intangible assets acquired from RTP were impaired due to negative operating performance indicators, including the RTP products lower sales and net operating losses. As a result, the Company wrote down the RTP goodwill by $207,000 and the RTP intangible assets by $122,000 to their fair value in the quarter ended October 31, 2005. The Company engaged an appraisal firm to perform an analysis of the goodwill and intangible assets acquired from NOMOS Corporation on May 4, 2004 to determine the fair value thereof under SFAS 142 and SFAS 144 as of the Company's annual test date of September 30, 2006. As a result of this testing, the Company determined there was no impairment of its goodwill and intangible assets in fiscal year 2006.

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

Income Taxes

We utilize SFAS No. 109 “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations.

Stock-based Compensation

Effective November 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method as of and for the fiscal year ended October 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the fiscal year ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made during the fiscal year ended October 31, 2006. A total of 1,303,000 stock option grants were awarded to employees on March 16, 2006 and a total of 150,000 stock option grants were awarded to directors on May 3, 2006 and June 14, 2006.

Results of Operations

Fiscal 2006 vs. Fiscal 2005
Total Revenue
	Year Ended October 31,
	2006	2005	% Change
($ millions)
IMRT/IGRT Products	$7.1	$8.8	(19)%
IMRT/IGRT Services	9.3	11.4	(19)%

Total IMRT/IGRT	$16.4	$20.2	(19)%
Radiation Sources	12.6	12.0	5%

	$29.0	$32.2	(10)%

Total revenue decreased $3.2 million, or 10%, to $29.0 million for the year ended October 31, 2006 from $32.2 million for the year ended October 31, 2005. The decrease in revenue is due to a $3.8 million decline in product and service revenues from our IMRT/IGRT business segment acquired in the purchase of NOMOS in May 2004, partially offset by a $0.6 million increase of net sales in our Radiation Sources business. The decrease in the IMRT/IGRT revenue results from a decline in both the number of products sold and in average selling prices due to competition. The increase in our Radiation Sources business reflects a 5% increase in sales of our brachytherapy seeds due to increased shipments of brachytherapy seeds, partially offset by a decline in average selling prices due to competition, and a 4% increase in sales of our non-therapeutic products. Our service revenue is related to our IMRT/IGRT business, and decreased $2.1 million, or 19%, to $9.3 million for the fiscal year ended October 31, 2006 from $11.4 million for the fiscal year ended October 31, 2005.

Gross profit
	Year Ended October 31,
	2006	2005	% Change
($ millions)
IMRT/IGRT Products	$0.5	$1.3	(38)%
IMRT/IGRT Services	5.8	7.0	(17)%

Total IMRT/IGRT	$6.3	$8.3	(24)%
Radiation Sources	3.6	3.9	(8)%

	$9.9	$12.2	(19)%

	Year Ended October 31,
	2006	2005	% Point Change
(% of Revenue)
IMRT/IGRT Products	7%	15%	(8)%
IMRT/IGRT Services	62%	61%	1%

Total IMRT/IGRT	38%	41%	(3)%
Radiation Sources	29%	32%	(3)%

	34%	38%	(4)%

Gross profit decreased $2.3 million, or 19%, to $9.9 million for the year ended October 31, 2006 from $12.2 million for the fiscal year ended October 31, 2005. The decrease in our gross profit is primarily due to reduced revenues of our IMRT/IGRT business and the start-up costs of in-house seed stranding of our Radiation Sources business. Gross profit for fiscal year 2006 consisted of $6.3 million from our IMRT/IGRT business and $3.6 million from our Radiation Sources business. The gross profit on our service revenue related to our IMRT/IGRT business decreased $1.2 million, or 17%, to $5.8 million for the full year ended October 31, 2006 from $7.0 million for the fiscal year ended October 31, 2005.

Gross profit as a percent of sales decreased from 38% in fiscal year 2005 to 34% in fiscal year 2006 primarily due to the decline in product and service revenue in our IMRT/IGRT business in fiscal 2006 compared to fiscal 2005. Gross profit as a percent of sales by business segment for fiscal year 2006 consisted of 38% of sales from our IMRT/IGRT business and 29% of sales from our Radiation Sources business. The gross profit as a percent of sales of our IMRT/IGRT business was impacted by an increase in the reserve for excess and obsolete inventory of $0.3 million, or 1% of sales. We anticipate that gross profit margins of both businesses will improve over time with the anticipated increase in sales volumes as new products are introduced.

Selling expenses
	Year Ended October 31,
	2006	2005	% Change
($ millions)
Selling expenses	$8.6	$8.9	(3)%
As a percent of total revenue	30%	28%

Selling expenses comprised primarily of salaries, commissions, and marketing costs, decreased $0.3 million or 3%, to $8.6 million for the fiscal year ended October 31, 2006, from $8.9 million for the fiscal year ended October 31, 2005. The decrease in selling expenses is primarily attributed to reduced sales commissions related to the decline in sales of IMRT/IGRT products.

General and administrative expenses ("G&A")
	Year Ended October 31,
	2006	2005	% Change
($ millions)
General and administrative expenses	$12.1	$10.4	16%
As a percent of total revenue	42%	32%

G&A increased $1.7 million or 16%, to $12.1 million for the fiscal year ended October 31, 2006, from $10.4 million for the fiscal year ended October 31, 2005. The increase in G&A is primarily attributed to $0.9 million of stock compensation expense as a result of the implementation of SFAS 123R which requires the expensing of stock options, and $1.1 in litigation-related legal fees, partially offset by a reduction in personnel expenses.

Research and development (“R&D”)
	Year Ended October 31,
	2006	2005	% Change
($ millions)
Research and development expenses	$5.8	$6.3	(9)%
As a percent of total revenue	20%	20%

R&D decreased $0.5 million or 9%, to $5.8 million for the fiscal year ended October 31, 2006, from $6.3 million for the fiscal year ended October 31, 2005. The decrease in R&D spending is primarily due to reduced project spending in IMRT/IGRT business, partially offset by increased spending on product development in our Radiation Sources business relating to in-house stranding and breast brachytherapy. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Amortization of intangible assets. Amortization of intangible assets decreased by $1.7 million to $0.6 million for the fiscal year ended October 31, 2006 from $2.3 million for the fiscal year ended October 31, 2005. The decrease is attributed to the write-down of certain intangible assets in the fourth quarter of 2005.

Interest and other income, net. Interest expense was $0.1 million for the fiscal year ended October 31, 2006, compared to interest income of $0.1 million for the fiscal year ended October 31, 2005. The interest expense in fiscal 2006 resulted from the short-term and long-term debt and amortization of warrants, and the interest income in fiscal 2005 was due to a portfolio of marketable securities.

Gain from discontinued operation. A gain of $0.3 million was recorded on the discontinued Theseus operation for the fiscal year ended October 31, 2006 compared to a gain of $0.4 million for the fiscal year ended October 31, 2005. The gain in both fiscal years resulted from actual shut-down expenses that were below estimated expenses that we had previously accrued.

Fiscal 2005 vs. Fiscal 2004
Total Revenue
	Year Ended October 31,
	2005	2004	% Change
($ millions)
IMRT/IGRT Products	$8.8	$6.4	38%
IMRT/IGRT Services	11.4	5.3	115%

Total IMRT/IGRT	$20.2	$11.7	73%
Radiation Sources	12.0	13.0	(8)%

	$32.2	$24.7	30%

Total revenue increased $7.5 million, or 30%, to $32.2 million for the year ended October 31, 2005 from $24.7 million for the year ended October 31, 2004. The increase in revenue is attributed an additional $8.5 million of revenue from our IMRT/IGRT business segment acquired in the purchase of NOMOS in May 2004, reflecting a full year’s results from that business segment, offset by a $1.0 million decrease of net sales in our Radiation Sources business. The decrease in our Radiation Sources business reflects a decline in average selling prices due to competition. Our service revenue is related to our IMRT/IGRT business, and increased $6.1 million, or 115%, to $11.4 million for the full year ended October 31, 2005 from $5.3 million for the six months ended October 31, 2004.

Gross profit
	Year Ended October 31,
	2005	2004	% Change
($ millions)
IMRT/IGRT Products	$1.3	$0.5	160%
IMRT/IGRT Services	7.0	2.9	141%

Total IMRT/IGRT	$8.3	$3.4	144%
Radiation Sources	3.9	5.5	(29)%

	$12.2	$8.9	36%

	Year Ended October 31,
	2005	2004	% Point Change
(% of Revenue)
IMRT/IGRT Products	15%	8%	7%
IMRT/IGRT Services	61%	56%	5%

Total IMRT/IGRT	41%	29%	12%
Radiation Sources	32%	43%	(11)%

	38%	36%	2%

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

Selling expenses
	Year Ended October 31,
	2005	2004	% Change
($ millions)
Selling expenses	$8.9	$6.7	32%
As a percent of total revenue	28%	27%

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

General and administrative expenses ("G&A")
	Year Ended October 31,
	2005	2004	% Change
($ millions)
General and administrative expenses	$10.4	$12.2	(14)%
As a percent of total revenue	32%	49%

G&A decreased $1.8 million or 14%, to $10.4 million for the fiscal year ended October 31, 2005, from $12.2 million for the fiscal year ended October 31, 2004. The decrease in G&A is primarily attributed to expenses in fiscal year 2004 which did not recur in fiscal year 2005, including severance costs associated with the resignation of our former chief financial officer ($0.9 million), and the consolidation of Prostate Centers of America ($1.0 million). See Note 5 to the consolidated financial statements for a discussion of Prostate Centers of America. The increase in G&A expense in fiscal year 2005 resulting from the acquisition of our IMRT/IGRT business was offset by cost reductions in G&A expense in Radiation Sources.

Research and development (“R&D”)
	Year Ended October 31,
	2005	2004	% Change
($ millions)
Research and development expenses	$6.3	$3.2	97%
As a percent of total revenue	20%	13%

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

Write-down of intangible assets. A $40.2 million impairment charge was recorded in our fiscal fourth quarter ended October 31, 2005 to write-down the goodwill and intangible assets acquired in the NOMOS acquisition in May, 2004 ($40.0 million), and the RTP acquisition in August, 2003 ($0.2 million). See Notes 10 and 11 to the consolidated financial statements for a discussion of the impairment charge.

Interest and other income, net. Interest and other income, net decreased $0.5 million, or 79% to $0.1 million for the fiscal year ended October 31, 2005 from $0.6 million for the fiscal year ended October 31, 2004. This decrease reflects lower interest income as a result of a reduced portfolio of marketable securities in fiscal 2005.

Provision (benefit) for income taxes. Results of operations for the year ended October 31, 2004 included a benefit for income taxes of $0.3 million for an income tax refund received during 2004. No benefits were recognized for losses incurred in 2005 and 2004 due to the uncertainty of our ability to realize the future benefit of our deferred tax assets.

Gain from discontinued operation. A gain of $0.4 million was recorded on the discontinued Theseus operation for the fiscal year ended October 31, 2005 compared to a loss of $12.5 million for the fiscal year ended October 31, 2004. The gain in fiscal year 2005 resulted from actual shut-down expenses that were below estimated expenses that we had previously accrued.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, bank lines of credit, public offerings and from private placements of our common stock.  We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, public offerings and private placements of our common stock, debt, and bank lines of credit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $17.1 million, $55.5 million, and $36.3 million for the years ended October 31, 2006, 2005 and 2004, respectively, and have used cash in operations of $15.9 million, $11.9 million, and $23.1 million for the years ended October 31, 2006 2005 and 2004, respectively.  As of October 31, 2006, we had an accumulated deficit of $127.5 million; cash, cash equivalents and marketable securities of $9.3 million, and no debt or other borrowings.

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

Balance Sheet and Cash Flows

Cash, cash equivalents, and investments in marketable securities.  At October 31, 2006, we had cash and cash equivalents, and investments in marketable securities aggregating approximately $9.3 million, an increase of approximately $5.7 million from $3.6 million at October 31, 2005. The increase was primarily attributed to $22.0 million in net proceeds from the private placement of our common stock and warrants, $0.1 million in cash received from the exercise of stock options and the employee stock purchase plan, partially offset by $15.8 million used in continuing operating activities, $0.1 million used in discontinued Theseus operations, and $0.5 million used for capital expenditures.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

During the year ended October 31, 2006, we received $0.1 million from the exercise of stock options and the purchase of shares related to our employee stock purchase plan.  Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

The primary objectives for our investment portfolio are liquidity and safety of principal.  Investments are made to achieve the highest rate of return, consistent with these two objectives.  We invest excess cash in securities with varying maturities to meet projected cash needs.

Equipment and leasehold improvements.  Equipment and leasehold improvements (“Fixed Assets”) decreased approximately $0.4 million to $2.4 million at October 31, 2006, from $2.8 million at October 31, 2005.  The decrease in Fixed Assets reflects capital expenditures of $0.5 million offset by $0.9 million in depreciation expense.

Accounts payable and accrued expenses.  Accounts payable and accrued expenses decreased approximately $0.6 million to $6.3 million as of October 31, 2006, from $6.9 million at October 31, 2005, primarily due to a reduction in accrued expenses.

Deferred revenue.  Deferred revenue decreased approximately $1.0 million as of October 31, 2006 from October 31, 2005. The decrease was attributable to a reduction in the sales of products and services in our IMRT/IGRT business. Deferred revenue consists of unearned service revenue and the deferral of software product revenue where customer acceptance has not been received or for new products where acceptance by our customers has not been clearly established.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.  We also have purchase commitments to suppliers under blanket purchase orders.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,706,000	$909,000	$1,076,000	$1,065,000	$656,000
Purchase commitments	120,000	120,000	—	—	—
	$3,826,000	$1,029,000	$1,076,000	$1,065,000	$656,000

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140).  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that SFAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company does not believe that SFAS No. 157 will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”(“SFAS 158”). SFAS 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe that SFAS No. 158 will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is assessing the potential impact that SAB 108 may have on our consolidated financial position, results of operations or cash flows.

Related Party Transactions

In October 2003, we entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”). Based on the terms of the agreement, we determined that PCA was a variable interest entity (“VIE”) as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51., and, therefore we were required to include the operations of PCA in our consolidated financial statements even though we did not have an equity interest in PCA (See Note 5).

In October 2003, we also entered into a sales agreement with TC2B, LLC, the majority shareholder of PCA to provide brachytherapy seeds. On October 31, 2006 and 2005, total trade receivables due from TC2B were none and $1.0 million, respectively and sales to TC2B during the years ended October 31, 2006 and 2005 were none and $0.8 million, respectively. The trade receivable balance has been written off to the allowance for doubtful accounts, and we recognized no revenue and $0.4 million of the revenue from sales to TC2B in the fiscal year ended October 31, 2006 and 2005, respectively. No amounts related to PCA were included in the Company’s consolidated balance sheets at October 31, 2006, and October 31, 2005.

On August 28, 2006, a hearing was held in California federal court on the Company’s Application for Default Judgment against Randy Tibbits, who has personally guaranteed the obligations of PCA and TC2B. The court awarded the Company a judgment of $2.4 million. The Company has not recorded the judgement award in its financial statements as of October 31, 2006.

On February 17, 2006 we entered an exclusive license agreement with IdeaMatrix, Inc. (a company wholly owned by our Vice President of New Product Development (Brachytherapy), Richard Terwilliger), for certain brachytherapy technology pertaining to needles and strands, used in the brachytherapy manufacturing process. This technology is critical to our SurTrak line of products, sold in connection with our brachytherapy seeds. Under this exclusive license agreement, we paid $125,000 upon execution of the license agreement on February 17, 2006, and we are required to pay $125,000 per year over five years. There is no annual renewal fee or royalty arising out of this license. The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, we have agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc. Please see Item 3, Legal Proceedings, for additional information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and marketable securities. At October 31, 2006, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, changes in interest rates are not expected to have a material effect on our near-term financial condition or results of operations.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company's processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

Management's Process to Assess the Effectiveness of Internal Control Over Financial Reporting

Management's conclusion on the effectiveness of internal control over financial reporting is based on a thorough and comprehensive evaluation and analysis of the five elements of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. (shown in italics below), and is based on, but not limited to, the following:

•
Documentation of entity-wide controls establishing the culture and "tone-at-the-top" of the organization, in support of the Company’s Control Environment, Risk Assessment Process, Information and Communication policies and the ongoing Monitoring of these control processes and systems.

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

Management assessed the effectiveness of the Company's internal control over financial reporting and concluded that, as of October 31, 2006, such internal control is effective. In making this assessment, management used the criteria set forth by COSO. In coming to the conclusion that the internal controls over financial reporting are effective, management considered, among other things, some control deficiencies identified in the accounting close process due to unexpected vacancies in the Controller and Senior Accountant positions at year-end. None of these deficiencies, either alone or aggregated with other deficiencies, resulted in a material misstatement of the financial statements. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Singer Lewak Greenbaum & Goldstein LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)  Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than the information with respect to our executive officers, which is set forth in Item 4A of Part I, the information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2006.

We have a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller.

Item 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2006.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2006.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements of the Company
	Report of Independent Registered Public Accounting Firm - Singer Lewak Greenbaum & Goldstein LLP	74
	Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	77
	Consolidated Balance Sheets	78
	Consolidated Statements of Operations	79
	Consolidated Statements of Changes in Stockholders' Equity	80
	Consolidated Statements of Cash Flows	81
	Notes to Consolidated Financial Statements	83
2.	Financial Statement Schedule
	Report of Independent Registered Public Accounting Firm - Singer Lewak Greenbaum & Goldstein LLP	112
	Schedule II—Valuation and Qualifying Accounts	113
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
	Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b)  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3(i) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
3.2	Certificate of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-QSB for the quarterly period ended July 31, 1998.
3.3	Certificate of Domestication of the Registrant, incorporated by reference to Exhibit 3(i)(a) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Registration Statement on Form 10-SB, filed August 22, 1995.
10.1	Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10- KSB, filed January 29, 1998.
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

10.15
First Amendment to Agreement and Plan of Merger by and among the Registrant, AM Capital I, Inc. and NOMOS Corporation, incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-110766), filed November 26, 2003.

10.16+
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

10.25	Amendment to Loan Agreement and Security Agreement, dated January 12, 2006, between NASI, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.25 of Form 10-K filed on January 18, 2006.
10.26	Loan and Security Agreement, dated March 28, 2006, by and among NASI, certain subsidiaries and Partners for Growth II, L.P., incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2006.
10.27	North American Scientific, Inc. 2006 Stock Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 5, 2006.
10.28	Securities Purchase Agreement dated June 6, 2006 between the Company and the investors, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.
10.29	Form of Warrant Agreement between the Company and Three Arch Partners, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.
10.30	Form of Warrant Agreement between the Company and certain other investors, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.
10.31	Second Amendment to Rights Agreement, dated June 5, 2006 by and between the Company and U.S. Stock Transfer Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2006.
10.32	Second Amendment to Loan Agreement and Security Agreement, dated October 31, 2006, between NASI, the Subsidiaries and Silicon Valley Bank incorporated by reference to the Company’s Current Report on Form 8-K filed on November 3, 2006.
10.33+
First Amended and Restated Employment Agreement between the Company and L. Michael Cutrer dated December 21, 2006, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 28, 2006.

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

+ Compensation plan or agreement

* Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Scientific, Inc.
Chatsworth, California

We have audited the consolidated balance sheets of North American Scientific, Inc. and subsidiaries (collectively, the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2006. Our audits also included the financial statement schedule of North American Scientific, Inc. listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Scientific, Inc. and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North American Scientific, Inc.’s and subsidiaries’ internal control over financial reporting as of October 31, 2006, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),” and our report dated January 10, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of North American Scientific, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of North American Scientific, Inc.’s internal control over financial reporting.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Scientific, Inc.
Chatsworth, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” included in Item 9A, that North American Scientific, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” North American Scientific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that North American Scientific, Inc. maintained effective internal control over financial reporting as of October 31, 2006 is fairly stated, in all material respects, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Also in our opinion, North American Scientific, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of North American Scientific, Inc. and our report dated January 10, 2007 expressed an unqualified opinion.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
North American Scientific, Inc.

In our opinion, the consolidated statements of operations, changes in stockholders’ equity and cash flows of North American Scientific, Inc. and its subsidiaries (the "Company") for the year ended October 31, 2004 present fairly, in all material respects, the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein as of October 31, 2004 and for the year then ended when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2005

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	October 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$903,000	$2,630,000
Marketable securities, held to maturity	8,420,000	993,000
Accounts receivable, net of reserves	4,711,000	5,521,000
Inventories, net of reserves	4,202,000	3,731,000
Prepaid expenses and other current assets	1,085,000	794,000

Total current assets	19,321,000	13,669,000
Equipment and leasehold improvements, net	2,400,000	2,836,000
Goodwill	2,564,000	2,564,000
Intangible assets, net	2,532,000	3,158,000
Other assets	381,000	106,000

Total assets	$27,198,000	$22,333,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,406,000	$2,164,000
Accrued expenses	3,940,000	4,706,000
Deferred revenue	3,664,000	4,662,000

Total liabilities	10,010,000	11,532,000

Commitments and contingencies (Note 16)

Stockholders' equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 29,447,270 (2006) and 17,056,669 (2005) shares issued; and 29,336,144 (2006) and 16,948,643 (2005) shares outstanding	298,000	173,000
Additional paid-in capital	144,543,000	121,147,000
Treasury stock, at cost - 111,126 (2006) and 108,026 (2005) common shares	(133,000)	(129,000)
Accumulated deficit	(127,520,000)	(110,390,000)

Total stockholders' equity	17,188,000	10,801,000

Total liabilities and stockholders' equity	$27,198,000	$22,333,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Operations

	For the Years Ended October 31,
	2006	2005	2004
Revenue
Product	$19,667,000	$20,780,000	$19,486,000
Service	9,321,000	11,444,000	5,251,000

Total revenue	28,988,000	32,224,000	24,737,000

Cost of revenues
Product	15,563,000	15,597,000	13,482,000
Service	3,539,000	4,459,000	2,336,000

Total cost of revenue	19,102,000	20,056,000	15,818,000

Gross profit	9,886,000	12,168,000	8,919,000

Selling expenses	8,603,000	8,874,000	6,709,000
General and administrative expenses	12,116,000	10,442,000	12,179,000
Research and development	5,785,000	6,334,000	3,209,000
Amortization of intangible assets	626,000	2,300,000	1,172,000
Writedown of goodwill and intangible assets	—	40,214,000	—
In-process research and development	—	—	9,200,000
Merger and integration costs	—	—	1,056,000

Total operating expenses	27,130,000	68,164,000	33,525,000

Loss from operations	(17,244,000)	(55,996,000)	(24,606,000)
Interest and other (expense) income, net	(139,000)	121,000	579,000

Income (loss) before provision (benefit) for income taxes	(17,383,000)	(55,875,000)	(24,027,000)
Provision (benefit) for income taxes	—	—	(257,000

Loss from continuing operations	(17,383,000)	(55,875,000)	(23,770,000)
Income (loss) from discontinued operation (including a loss on disposal of $5,231,000 in 2004)	253,000	362,000	(12,537,000)

Net loss	$(17,130,000)	$(55,513,000)	$(36,307,000)

Basic and diluted loss per share:
Continuing operations	$(0.79)	$(3.38)	$(1.81)
Discontinued operations	0.01	0.02	(0.95)

Net loss	$(0.78)	$(3.36)	$(2.76)

Weighted average number of common shares outstanding
Basic and diluted	21,956,565	16,502,071	13,138,721

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity

Balance at October 31, 2003	10,298,241	$103,000	$74,343,000	19,000	$(129,000)	$(18,571,000)	$55,746,000
Common stock issued upon exercise of stock options	717,864	7,000	3,509,000	—	—	—	3,516,000
Common stock issued under employee stock purchase plan	24,285	—	167,000	—	—	—	167,000
Modification of stock options issued to an employee	—	—	351,000	—	—	—	351,000
Shares issued for NOMOS acquisition	5,268,097	53,000	37,257,000	—	—	—	37,310,000
Shares returned relating to NOMOS acquisition	—	—	—	89,026	—	—	—
Options assumed upon acquisition	—	—	4,593,000	—			4,593,000
Net loss	—	—	—	—	—	(36,307,000)	(36,307,000)

Balance at October 31, 2004	16,308,487	163,000	120,220,000	108,026	(129,000)	(54,877,000)	65,377,000
Common stock issued upon exercise of stock options	687,013	9,000	755,000	—	—	—	764,000
Common stock issued under employee stock purchase plan	59,742	1,000	172,000	—	—	—	173,000
Shares issued for NOMOS acquisition	1,427	—	—	—	—	—	—
Net loss	—	—	—	—	—	(55,513,000)	(55,513,000)

Balance at October 31, 2005	17,056,669	173,000	121,147,000	108,026	(129,000)	(110,390,000)	10,801,000
Common stock issued upon exercise of stock options	2,186	—	2,000	—	—	—	2,000
Common stock issued under employee stock purchase plan	96,481	2,000	161,000	—	—	—	163,000
Common stock issued in private placement	12,291,934	123,000	21,811,000	—	—	—	21,934,000
Purchase of treasury stock	—	—	—	3,100	(4,000)	—	(4,000)
Issuance of warrants	—	—	526,000	—	—	—	526,000
Stock compensation expense	—	—	896,000	—	—	—	896,000
Net loss	—	—	—	—	—	(17,130,000)	(17,130,000)

Balance at October 31, 2006	29,447,270	$298,000	$144,543,000	111,126	$(133,000)	$(127,520,000)	$17,188,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(17,130,000)	$(55,513,000)	$(36,307,000)
Loss (gain) from discontinued operations	(253,000)	(362,000)	12,537,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off intangibles	—	40,214,000	—
Write-off in-process research and development	—	—	9,200,000
Depreciation and amortization	1,535,000	3,371,000	2,139,000
Amortization of warrants	237,000	—	—
Provision for doubtful accounts	(230,000)	709,000	522,000
Provision for inventory reserve	(332,000)	767,000	—
Share-based compensation expense	896,000	—	351,000
Changes in assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	1,040,000	903,000	(2,579,000)
Inventories	(139,000)	373,000	414,000
Income taxes	—	—	496,000
Prepaid expenses and other assets	(275,000)	110,000	2,081,000
Accounts payable	242,000	148,000	(1,310,000)
Accrued expenses	(421,000)	(470,000)	(3,965,000)
Deferred revenue	(998,000)	(1,631,000)	1,552,000

Net cash used in continuing operations	(15,828,000)	(11,381,000)	(14,869,000)
Net cash used in discontinued operations	(93,000)	(578,000)	(8,214,000)

Net cash used in operating activities	(15,921,000)	(11,959,000)	(23,083,000)

Cash flows from investing activities:
Proceeds from sale of marketable securities	2,573,000	11,653,000	52,108,000
Purchases of marketable securities	(10,000,000)	—	(17,400,000)
Acquisitions, net of cash acquired	—	—	(13,248,000)
Capital expenditures	(474,000)	(335,000)	(1,308,000)

Net cash provided by (used in) continuing operations	(7,901,000)	11,318,000	20,152,000
Net cash used in discontinued operations	—	—	(179,000)

Net cash provided by (used in) investing activities	(7,901,000)	11,318,000	19,973,000

Cash flows from financing activities:
Net proceeds from stock options and stock purchase plan	165,000	937,000	3,683,000
Net proceeds from sale of common stock	21,934,000	—	—
Purchase of common stock as treasury stock	(4,000)	—	—

Net cash provided by financing activities	22,095,000	937,000	3,683,000

Net increase (decrease) in cash and cash equivalents	(1,727,000)	296,000	573,000
Cash and cash equivalents at beginning of period	2,630,000	2,334,000	1,761,000

Cash and cash equivalents at end of period	$903,000	$2,630,000	$2,334,000

Supplemental disclosure:
In the fiscal year ended October 31, 2006, the Company issued warrants with an estimated fair value totaling $526,000 to a bank and a debt provider as consideration for entering into and amending Loan and Security Agreements. See Note 12 to the Financial Statements.

In the fiscal year ended October 31, 2006, there were no cash flows from investing activities from discontinued operations.

In the fiscal year ended October 31, 2006, the Company recorded interest expense of $105,000. In the fiscal years ended October 31, 2005 and 2004, the Company recorded interest income of $110,000 and $629,000, respectively.

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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $17.1 million, $55.5 million and $36.3 million for the years ended October 31, 2006, 2005 and 2004, respectively and have used cash in operations of $15.9 million, $11.9 million and $23.1 million for the years ended October 31, 2006, 2005 and 2004, respectively.  As of October 31, 2006, we had an accumulated deficit of $127.5 million, cash, cash equivalents and marketable securities of $9.3 million, and no debt.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations, as well as the Company’s available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  However, there is no assurance that management will be successful with these plans.  If events and circumstances occur such that the Company does not meet its current operating plans as expected, and the Company is unable to raise additional debt or equity financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Marketable Securities

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities and money market funds. Investments with maturities of less than one year are considered to be short term and are classified as current assets.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the fiscal year ended October 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the fiscal year ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made during the fiscal year ended October 31, 2006. A total of 1,303,000 stock option grants were awarded to employees on March 16, 2006 and a total of 150,000 stock option grants were awarded to directors on May 3, 2006 and June 14, 2006.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123 and SFAS 148. Share-based compensation expense related to stock options and employee stock purchases was $896,000 for the fiscal year ended October 31, 2006, and was recorded in the financial statements as a component of general and administrative expense. Note that for the fiscal year ended October 31, 2006, a total of 650,500 stock options were granted that contain certain performance requirements (“2007 Premium Price Awards”) The 2007 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $3.35 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2007 Premium Price Awards also include a performance condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $3.35 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the performance condition is not satisfied by the third anniversary of the date of grant, the 2007 Premium Price Awards will not vest. Subject to the attainment of the performance condition by the Company, the 2007 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on the second anniversary of the grant date of March 16, 2006. The 2007 Premium Price Awards have a term of 8 years from the date of grant. Due to the uncertainty of attaining the performance conditions of the 2007 Premium Price Awards, no share-based compensation expense has been calculated on these stock options.

During the fiscal year ended October 31, 2005 and 2004, there was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method in accordance with APB 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Year Ended October 31,
	2005	2004
Net loss, as reported	$(55,513,000)	$(36,307,000)
Add: stock-based compensation recognized	—	351,000
Less: total stock-based compensation (1)	(1,318,000)	(2,561,000)

Net loss, as adjusted	$(56,831,000)	$(38,517,000)

Basic loss per share, as reported	$(3.36)	$(2.76)
Diluted loss per share, as reported	$(3.36)	$(2.76)
Basic loss per share, as adjusted	$(3.44)	$(2.93)
Diluted loss per share, as adjusted	$(3.44)	$(2.93)

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

	Year Ended October 31,
	2006	2005	2004
Net loss, as reported	$(17,130,000)	$(55,513,000)	$(36,307,000)

Weighted average shares outstanding—Basic	21,956,565	16,502,071	13,138,721
Dilutive effect of stock options and warrants	150,000	—	—

Weighted average shares outstanding—Diluted	22,106,565	16,502,071	13,138,721

Basic loss per share	$(0.78)	$(3.36)	$(2.76)
Diluted loss per share	$(0.77)	$(3.36)	$(2.76)

Stock options and warrants to purchase 3,073,788, 2,862,849 and 3,673,210 common shares for the years ended October 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted loss per share for those years because their effect would have been anti-dilutive.

Income Taxes

The Company utilizes SFAS No. 109 “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.

Diversification of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable, which are not collateralized. The Company's policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure. As of October 31, 2006, $1.1 million of the Company’s cash balance was in excess of the federally insured limit.

The Company extends differing levels of credit to customers, does not require collateral, and maintains reserves for potential credit losses based upon the collectibility of accounts receivable. The Company monitors the credit worthiness of its customers and makes provision whenever there are indications of potential credit losses.

Significant Concentrations

As of October 31, 2006 and 2005, there were no customers that made up more than 10% of the accounts receivable or generated more than 10% of sales for the years ended October 31, 2006 and 2005.

The Company relies on certain companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand and materially impact future operating results. As of October 31, 2006, the purchasees from one of the Company’s vendors represented 11% of total purchases, and the balance owed to that vendor at October 31, 2006 represented 10% of total accounts payable.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140).  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that SFAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company does not believe that SFAS No. 157 will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”(“SFAS 158”). SFAS 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe that SFAS No. 158 will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is assessing the potential impact that SAB 108 may have on our consolidated financial position, results of operations or cash flows.

NOTE 2 - SEGMENT INFORMATION

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

	Year Ended October 31,
	2006	2005	2004
Net sales
IMRT/IGRT	$16,394,000	$20,192,000	$11,759,000
Radiation Sources	12,594,000	12,032,000	12,978,000
	$28,988,000	$32,224,000	$24,737,000

Income (loss) from operations
IMRT/IGRT	$(10,081,000)	$(51,271,000)	$(17,766,000)
Radiation Sources	(7,163,000)	(4,725,000)	(6,840,000)
	$(17,244,000)	$(55,996,000)	$(24,606,000)

	Year Ended October 31,
	2006	2005	2004
Depreciation and amortization
IMRT/IGRT	$907,000	$2,561,000	$1,281,000
Radiation Sources	628,000	810,000	858,000
	$1,535,000	$3,371,000	$2,139,000

Interest Income (Expense)
IMRT/IGRT	$(58,000)	$73,000	$384,000
Radiation Sources	(47,000)	37,000	245,000
	$(105,000)	$110,000	$629,000

	October 31,
	2006	2005
Goodwill
IMRT/IGRT	$2,564,000	$2,564,000
Total goodwill	$2,564,000	$2,564,000
Total assets
IMRT/IGRT	$15,789,000	$14,899,000
Radiation Sources	11,409,000	7,418,000
Discontinued operation	—	16,000
Total assets	$27,198,000	$22,333,000

NOTE 3 - DISCONTINUED OPERATION

In September 2004, the Company discontinued its Theseus Operation which had been engaged in the research and development of a proprietary radiopharmaceutical agent (referred to as “Hynic-Annexin V”) since its acquisition in October 2000. The Company believed that successful completion of development and receipt of regulatory approvals allowing the marketing of Hynic-Annexin V would not occur earlier than 2007 and the additional costs would be substantial. During the third quarter of fiscal 2004, the Company determined that it needed to review the carrying value of Theseus assets for possible impairment due to ongoing discussions with various third parties concerning strategic alternatives for the Hynic-Annexin V product development program. The Company determined that the carrying value of the Theseus assets at July 31, 2004 exceeded their fair value, as determined by estimated future cash flows, and therefore, recorded a $4.7 million charge for the impairment of goodwill and long-lived assets. Discussions with the various potential financial and strategic partners ceased in August 2004, which resulted in the Company’s decision to shut-down the Theseus operation in September 2004. The Company recorded additional costs of $0.7 million for severance, license termination fees and facility shut down costs, offset by $0.2 in proceeds from the sale of long-lived assets and research materials during the quarter ended October 31, 2004. As of October 31, 2005, the Company revised downward its estimate of the costs of the shut-down of its Theseus operation, resulting in a gain of $0.4 million related to that discontinued operation in the year ended October 31, 2005. As of October 31, 2006, the Company wrote off the remaining accounts of the Theseus operation, resulting in a gain of $0.3 million related to that discontinued operation in the year ended October 31, 2006.

As a result of the shut-down in September 2004, the Company has presented the Theseus operation as a discontinued operation in the accompanying financial statements.

 The Company had no net revenue from the discontinued operations during the fiscal years ended October 31, 2006, 2005 and 2004 and the gain (loss) from the discontinued operation was as follows:

	For the Years Ended October 31,
	2006	2005		2004
Loss from discontinued operation	$—	$—	$	$(7,306,000)
Gain (loss) on disposal of discontinued operation	253,000	362,000		(5,231,000)
Gain (loss) from discontinued operation	$253,000	$362,000		$(12,537,000)

The Company had $0.3 million of accrued expenses remaining on its Balance Sheet at October 31, 2005, and no net assets or liabilities remain on the Company’s balance sheet at October 31, 2006.

NOTE 4—ACQUISITIONS

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

Pursuant to the purchase agreement, approximately 15.8% of the shares of common stock and cash otherwise payable to the NOMOS shareholders were deposited into two separate escrow funds.  With respect to the first escrow fund, 526,810 shares of the Company’s common stock and $1.2 million of cash were held for a period of two years following the acquisition date, as a source of reimbursement for losses arising from any breach by NOMOS of its representations or obligations under the purchase agreement. On May 2, 2006, in accordance with the indemnification provisions of the purchase agreement under which we acquired NOMOS on May 4, 2004, and the related indemnity escrow agreement, the Company made a claim for indemnification against the escrow to preserve its right of indemnity. Under these provisions, an indemnifying party will not have any indemnification obligations until such time as the aggregate indemnified losses for which we are entitled to indemnification equals or exceeds $400,000, at which point, the indemnifying party will be liable for the full amount of all such indemnified losses without regard to the $400,000 basket (see Legal Proceedings).

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

The value assigned to IPR&D was comprised of the following projects: BAT® with optical tracking, which was released in the year ended October 31, 2004 ($7.8 million), development of a significantly enhanced treatment planning system which was released in fiscal 2005 ($1.1 million), and a treatment planning product, which is expected to incorporate enhanced technology with Monte Carlo based simulation capabilities which is expected to be released in fiscal 2006 ($0.3 million). Each product development has a risk of failure or delay in introduction that could result in diminished overall cash flows should the product not be introduced to the market as currently anticipated. Continued product innovation and timely release of IPR&D projects, once integrated and redefined as necessary, are believed to be fundamental to the success of the combined company.

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

The following table presents unaudited pro forma revenue, net loss and loss per share giving the effect of NOMOS acquisition as if it had been completed at the beginning of the fiscal year ended October 31, 2004:

Fiscal year ended October 31, 2004
Revenue	$38,976,000
Loss before cumulative effect of accounting change (1)	(31,988,000)
Net loss (1)	(31,988,000)
Net loss per share, basic and diluted	(2.02)

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

The impact of the changes in revenue recognition of the BAT product on revenue and on net loss was an increase of $1.8 million in revenue, and a decrease of $1.0 million in the net loss for the year ended October 31, 2004.

NOTE 5—VARIABLE INTEREST ENTITY

In October 2003, the Company entered into a Secured Loan Agreement with Prostate Centers of America (“PCA”).  Under the agreement, the Company was obligated to make periodic advances subject to PCA achieving certain milestones.  On January 20, 2006, the Company received notice from PCA that it had filed for protection under the bankruptcy laws. As of October 31, 2006, the Company’s advances to PCA under the secured note totaling $950,000 have been written off. The Company has no equity interest in PCA.

TC2B, LLC, a distributor who has agreed to procure all of its brachytherapy seeds exclusively from the Company through October 2008, has a majority interest in PCA. As of October 31, 2006, total trade receivables due from TC2B of $1.1 million had been written off to the allowance for doubtful accounts and no sales to TC2B during the year ended October 31, 2006 had been recognized. Based on the terms of the lending and supply agreements with the above entities, the Company previously determined that PCA is a variable interest entity (“VIE”) and the Company is the primary beneficiary under FIN No. 46 because PCA does not have sufficient equity at risk for the entity to finance its activities.

FIN 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur. Accordingly, the Company adopted FIN No. 46 in October 2003 and consolidated PCA as a VIE, regardless of the Company not having an equity interest in PCA and its creditors having no recourse against the Company. In the fiscal year ended October 31, 2005, the Company determined that PCA was no longer a VIE, because: (i) during the fiscal year ended October 31, 2005, other outside parties provided additional funding to PCA, which resulted in the Company no longer being the holder of the variable interest that would hold the majority of the entity’s losses, (ii) PCA’s other creditors have no recourse against the Company, (iii) the Company has no equity interest in PCA, and (iv) PCA had informed the Company that it likely will cease operations in 2006. As a result, the Company did not consolidate PCA as a VIE, and, accordingly no amounts related to PCA were included in the Company’s consolidated balance sheets and results of operations at October 31, 2006, and 2005 and for the fiscal years then ended. For the fiscal year ended October 31, 2004, the Company included $180,000 net sales and $932,000 loss from operations as part of its results of operations relating to the activities of PCA.

On August 28, 2006, a hearing was held in California federal court on the Company’s Application for Default Judgment against Randy Tibbits, who has personally guaranteed the obligations of PCA and TC2B. The court awarded the Company a judgment of $2.4 million. The Company has not recorded the judgement award in its financial statements as of October 31, 2006.

NOTE 6—MARKETABLE SECURITIES

Marketable securities consist of the following:

	October 31,
	2006	2005
Securities held to maturity:
Corporate and government bonds	$4,886,000	$993,000
Commercial paper	2,947,000	—
Certificate of deposits and other	587,000	—
	8,420,000	993,000
Less: current portion	(8,420,000)	(993,000)

Non-current portion	$—	$—

The amortized cost of all held to maturity securities approximates fair value. At October 31, 2006, the entire balance of investments in debt securities matures within one year.

NOTE 7—ACCOUNTS RECEIVABLE

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

Accounts receivable consist of the following:

	October 31,
	2006	2005
Accounts receivable - trade	$5,815,000	$6,854,000
Less: allowance for doubtful accounts	(1,104,000)	(1,333,000)
	$4,711,000	$5,521,000

The provision for doubtful accounts was $0.2 million, $0.7 million, and $0.5 million for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

NOTE 8—INVENTORIES

Inventories consist of the following:

	October 31,
	2006	2005
Raw materials	$4,691,000	$4,423,000
Work in process	174,000	45,000
Finished goods	1,959,000	2,218,000
Reserve for excess inventory	(2,622,000)	(2,955,000)
	$4,202,000	$3,731,000

The Company recorded a $0.4 million charge in the IMRT/IGRT segment for excess inventory in the fiscal year ended October 31, 2005, and a $0.3 million and $0.2 million charge for excess warranty replacement parts for the fiscal years ended October 31, 2006 and 2005, respectively. The Company did not record a charge for excess inventory in the fiscal year ended October 31, 2006.

NOTE 9—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	October 31,
	2006	2005
Furniture, fixtures and equipment	$6,528,000	$6,185,000
Leasehold improvements	2,312,000	2,173,000
	8,840,000	8,358,000
Less: accumulated depreciation	(6,440,000)	(5,522,000)
	$2,400,000	$2,836,000

Depreciation expense was $0.9 million, $1.1 million, and $1.0 million for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

The Company performed an analysis, with the assistance of an appraisal firm, of the goodwill and intangible assets acquired from NOMOS Corporation on May 4, 2004 under SFAS 142 and SFAS 144 as of the Company's annual test date of September 30, 2005 to determine the fair value thereof under the applicable standards. According to SFAS 142 and SFAS 144 an impairment test consists of a comparison of the fair value of the goodwill and intangible assets with its carrying amount. Impairment exists when the carrying amount of goodwill and intangible assets exceeds its implied fair value. Testing for impairment is a two-step process. The first step is to determine the fair value of the reporting unit. The fair value of our reporting unit was less than its carrying amount (i.e. net assets) which required progress to step two. The second step is a process whereby the Company assumed the reporting unit is being acquired as of the goodwill testing date in a purchase business combination, in this case an asset sale excluding transferring the associated liabilities at the reporting unit. This process also assumes the reporting unit’s fair value is a surrogate for the reporting unit’s purchase price. Goodwill that emerges from this process is the implied fair value of goodwill. As the implied fair value of goodwill was less than the carrying value of goodwill, an impairment loss of NOMOS and RTP goodwill in the amount of $16,168,000 was recognized as a write-down of goodwill and intangible assets in the Consolidated Statements of Operations for the year ended October 31, 2005.

The allocation of the fair value of the intangible assets was determined by estimating the sum of the undiscounted cash flows associated with each intangible asset over its useful life. The estimated fair value of each asset then was compared to the carrying value of that asset. As the carrying value of each asset exceeded the fair value of each asset, an impairment loss of NOMOS and RTP intangible assets in the amount of $24,045,000 was recognized as a write-down of goodwill and intangible assets in the Consolidated Statements of Operations for the year ended October 31, 2005.

In addition, the Company performed an internal analysis under SFAS 142 and SFAS 144 as of the Company's annual test date of September 30, 2005 of the goodwill and intangible assets acquired from Radiation Therapy Products (RTP) in August, 2003. The Company concluded that the goodwill and intangible assets acquired from RTP were impaired due to negative operating performance indicators, including the RTP products lower sales and net operating losses. As a result, the Company wrote down the RTP goodwill by $207,000 and the RTP intangible assets by $122,000 to their estimated fair value for the year ended October 31, 2005.

The changes to carrying value of goodwill consist of the following:

	IMRT/IGRT	Radiation Sources	Theseus	Total
Balance at October 31, 2002	$—	$—	$3,659,000	$3,659,000
Addition due to acquisition of RTP	—	207,000	—	207,000

Balance at October 31, 2003	—	207,000	3,659,000	3,866,000
Addition due to acquisition of NOMOS (See Note 4)	18,525,000	—		18,525,000
Impairment due to discontinued operation (See Note 3)	—	—	(3,659,000)	(3,659,000)

Balance at October 31, 2004	18,525,000	207,000	—	18,732,000
Impairment charge	(15,961,000)	(207,000)		(16,168,000)

Balance at October 31, 2005	$2,564,000	$—	$—	$2,564,000

Balance at October 31, 2006	$2,564,000	$—	$—	$2,564,000

The Company performed an analysis, with the assistance of an appraisal firm, of the goodwill and intangible assets acquired from NOMOS Corporation on May 4, 2004 under SFAS 142 and SFAS 144 as of the Company's annual test date of September 30, 2006 to determine the fair value thereof under the applicable standards. As a result of this analysis, the Company determined there was no impairment of its goodwill and intangible asssets in fiscal year 2006.

NOTE 11—INTANGIBLE ASSETS

	October 31, 2006	October 31, 2005
Amortizable intangible assets
Purchased technology	$3,129,000	$24,232,000
Existing customer relationships	1,770,000	1,952,000
Trademark	1,666,000	4,426,000
Patents and licenses	98,000	98,000
	6,663,000	30,708,000
Less: accumulated amortization	(4,131,000)	(3,505,000)
Less: write-down of intangible assets
Purchased technology	—	(21,103,000)
Existing customer relationships	—	(182,000)
Trademark	—	(2,760,000)
Patents and licenses	—	—
	4,131,000	(24,045,000)
	$2,532,000	$3,158,000

Amortization expense was $626,000, $2,300,000 and $1,172,000, for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

The estimate of aggregate amortization expense for the subsequent years is as follows:

For the Years Ended October 31,
2007	$633,000
2008	633,000
2009	633,000
2010	633,000
$2,532,000

NOTE 12 - Borrowings

LINE OF CREDIT

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit has a term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate, which was 8.25% on October 31, 2006, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

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

The value of the warrant is being amortized over the term of the line of credit at $5,100 per month, and is included in Interest and Other Expense on the Income Statement. No borrowings were outstanding against the Line of Credit as of October 31, 2006.

On October 31, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the Bank.  The Second Amendment extended the term of the line of credit to October 3, 2007 and revised certain terms of the Loan Agreement. Specifically, the Second Amendment decreased the amount available under the line of credit from $5 million to $4 million, and increased the minimum tangible net worth that must be maintained by the Company from $1.5 million to $5 million. Borrowings under the line of credit continue to be subject to a borrowing base formula. Borrowings now bear interest at the prime rate until such time as the Company’s quick ratio, which is defined as the ratio of unrestricted cash plus the Company’s net accounts receivable to the Company’s current liabilities, falls below 1.00 to 1.00. At such time as the Company’s quick ratio falls below 1.00 to 1.00, borrowings will bear interest at the prime rate plus 1.50%, and the Company will pay a fee of 0.50% per annum on the unused portion of the line of credit, and a collateral handling fee in an amount equal to $2,000 per month.

Long-Term Debt

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, LLC (the “Debt Provider”), for a secured, revolving line of credit of up to $4,000,000, which will supplement an existing line of credit provided by Silicon Valley Bank. The line of credit has a term of eighteen months. Borrowings under the line of credit are subject to a borrowing base formula. The Company has paid interest on the borrowings under the line of credit at prime rate as quoted in the Wall Street Journal, which on October 31, 2006 was 8.25%. Amounts owing under the line of credit are secured by all of the assets of the Company and are subordinated to amounts owing under the line of credit with Silicon Valley Bank. The line of credit does not contain financial covenants; however the Company is subject to other customary covenants, including reporting requirements, and events of default. In connection with the Loan Agreement, the Company also granted the Debt Provider a warrant to purchase 395,000 shares of the Company’s common stock at an exercise price of $1.89 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006 (see Note 13), and pursuant to the anti-dilution terms of the warrant issued to the Debt Provider, the warrant was amended to increase the number of shares of the Company’s common stock that the Debt Provider can purchase from 395,000 shares to 555,039 shares, and the exercise price was decreased from $1.89 per share to $1.35 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$2.05
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The issuance of the warrant has been accounted for as a loan origination fee. As such, the value of the warrant has been deferred and is being amortized over the life of the loan at $26,500 per month and is included in Interest and Other Expense on the Income Statement. No borrowings were outstanding against the Line of Credit as of October 31, 2006.

NOTE 13—STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Sale of Common Stock and Warrants

On June 7, 2006, we completed a private placement of 12,291,934 shares of the Company’s common stock at a purchase price of $1.95 per share as well as warrants to purchase an additional 6,145,967 shares of the Company’s common stock at an exercise price of $2.08 per share for an aggregate consideration of approximately $24.0 million (before cash commissions and expenses of approximately $2.0 million). The warrants are exercisable beginning 180 days after the date of closing until 7 years after the date of closing. The values of the warrants and common stock in excess of par value have been classified as stockholders’ equity in additional paid-in capital in our consolidated balance sheet as of October 31, 2006. The warrants were evaluated under SFAS 133 and EITF 00-19, and the Company determined that the warrants have been correctly classified as equity.

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

Stock Options

The Company's 1996 Stock Option Plan ("1996 Plan"), as amended April 6, 2001, provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Certain options are immediately exercisable while other options vest over periods up to four years. The options expire ten years from the date of grant. The 1996 Plan provided for the automatic increase on January 1 of each year, beginning with calendar year 2002 and continuing through calendar year 2004, by a number of shares equal to 3.5% of the total number of shares of the Company's Common Stock outstanding on the last trading day in the immediately preceding calendar year. In May 2004, the Company’s shareholders approved proposals to amend the 1996 Plan to make an additional 600,000 shares available for issuance under the plan and to permit the issuance of 1,362,589 replacement options in connection with the acquisition of NOMOS. From November 1, 2005 through March 31, 2006, stock options for 1,303,000 shares were granted to employees under the 1996 Plan. The 1996 Plan expired on April 1, 2006.

On May 3, 2006, the Company’s shareholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 1,700,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. At October 31, 2006, no equity awards have been granted under the 2006 Plan.

In March 2003, the Company's shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant. In the fiscal year ended October 31, 2006 stock options for 150,000 shares were granted to non-employee directors under the Directors’ Plan. At October 31, 2006, there were 85,000 shares available for grant under the Directors’ Plan.

At October 31, 2006, a total of 5,223,305 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2003	549,188	2,678,954	$0.03 - $24.54
Granted	(306,000)	306,000	$7.49 - $10.01
Replacement options	(1,362,589)	1,362,589	$1.10 - $4.42
Forfeited and expired	375,858	(375,858)	$1.11 - $22.11
Exercised	—	(717,864)	$1.11 - $7.94
Additional shares reserved	2,323,285	—

Balance at October 31, 2004	1,579,742	3,253,821	$0.03 - $24.54
Granted	(275,000)	275,000	$2.25 - $3.66
Forfeited and expired	427,699	(427,699)	$1.11 - $16.75
Exercised	—	(687,013)	$1.11 - $1.96

Balance at October 31, 2005	1,732,441	2,414,109	$0.03 - $24.54
Granted	(1,453,000)	1,453,000	$1.92 - $3.35
Forfeited and expired	(194,441)	(426,618)	$1.11 - $16.75
Exercised	—	(2,186)	$1.11 - $1.12
Additional shares reserved	1,700,000	—

Balance at October 31, 2006	1,785,000	3,438,305	$0.03 - $24.54

There were 1,878,663, 1,873,220 and 1,591,598 options exercisable with weighted average exercise prices of $8.57, $8.79 and $9.31 at October 31, 2006, 2005 and 2004, respectively.

The following table summarizes options outstanding at October 31, 2006 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.03 - $2.23	1,004,700	5.69	$1.82	267,055	$0.85
$3.18 - $3.35	813,500	7.77	3.30	68,752	3.18
$3.94 - $7.60	701,695	5.26	7.01	676,445	6.99
$7.94 - $12.89	690,900	5.23	9.91	638,901	9.98
$16.75 - $24.54	227,510	2.79	20.01	227,510	20.01
	3,438,305	5.81	$6.06	1,878,663	$8.57

The average fair value for accounting purposes of options granted was $1.09, $2.47 and $5.19 for the years ended October 31, 2006, 2005 and 2004, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of October 31, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value as of October 31, 2006
As of October 31, 2005:
Employee Options Outstanding	2,414,109	$8.13	6.09	$464,000
Employee Options Expected to Vest	540,889	$5.67	8.91	$4,000
Employee Options Exercisable	1,873,220	$8.79	5.25	$460,000

As of October 31, 2006
Employee Options Outstanding	3,438,305	$6.06	5.81	$56,500
Employee Options Expected to Vest	1,691,925	$2.68	7.14	$—
Employee Options Exercisable	1,746,380	$8.57	4.52	$56,500

Modification of Stock Options

In January 2004, the Company’s Senior Vice President and Chief Financial Officer, resigned from the Company to pursue other opportunities.  Pursuant to a mutual agreement, the Company agreed to immediately vest 171,834 stock options held by the former officer which resulted in a one-time non-cash stock-based compensation charge of approximately $351,000.

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("the ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In fiscal 2006, 2005 and 2004, the shares issued under the ESPP were 96,489, shares 59,742 shares, and 24,285 shares, respectively. At October 31, 2006 and 2005, 73,839 shares and 170,328 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2006 and 2005, a total of 22,100 shares and 19,000 shares had been repurchased by the Company at a cost of $132,000 and $129,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE 14—INCOME TAXES

The provision (benefit) for income taxes is comprised as follows:

	Year Ended October 31,
	2006	2005	2004
Current:
Federal	$—	$—	$(257,000)
State	—	—	—
	—	—	(257,000)

Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$—	$—	$(257,000)

The Company did not recognize a benefit for the loss during the years ended October 31, 2006 and 2005. During the year ended October 31, 2004, the Company recorded a $0.3 million income tax benefit for a refund received.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

	October 31,
	2006	2005
Deferred tax assets:
Accrued liabilities	$586,000	$552,000
Accrued decommissioning	158,000	158,000
Allowance for doubtful accounts and write-offs from NOMOS acquisition	614,000	828,000
Inventory reserve and capitalized inventory	1,898,000	2,015,000
Other	19,000	426,000
Depreciation and amortization	2,091,000	1,607,000
Tax credits	4,814,000	4,814,000
Theseus impairment	1,850,000	2,160,000
Net operating loss carryforwards	50,497,000	43,616,000
	62,527,000	56,176,000
Deferred tax liabilities:
Purchased intangible assets	(2,248,000)	(2,248,000)
Other	(212,000)	(234,000)
	(2,460,000)	(2,482,000)
Net deferred tax assets	60,067,000	53,694,000
Less: valuation allowance	(60,067,000)	(53,694,000)
	$—	$—

Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance has been recorded for tax assets as the Company believes that it is more likely than not, based upon available evidence, that such assets will not be realized.

At October 31, 2006, the Company had federal net operating loss carryforwards of approximately $124 million which begin to expire in 2013, of which $63 million was acquired in the NOMOS acquisition. The Company has federal research and experimentation credits of $5 million, which begin to expire in 2008, of which $3 million was acquired in the NOMOS acquisition. The Company also has state NOL carryforwards of approximately $97 million which begin to expire in 2008, of which $51 million was acquired in the NOMOS acquisition. The use of net operating loss carryforwards is subject to statutory limitations.

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2006	2005	2004
Federal tax provision at U.S. statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	—	—	—
Impairment of Goodwill	—	10	—
Other	1	3	(1)
Other non-deductible expenses	—	—	9
Tax credits	—	—	—
Valuation allowance	33	21	25
	—%	—%	(1)%

NOTE 15—RETIREMENT PLAN

The Company has a 401(k) retirement plan that allows eligible employees to contribute up to the statutory annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company's expense for its plan totaled $0.1 million, $0.2 million and $0.2 million, for the years ended October 31, 2006, 2005, and 2004, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $0.1 million to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Total rent expense for the years ended October 31, 2006, 2005 and 2004 was $881,000, $872,000 and $1,034,000, respectively.

Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended October 31,
2007	$909,000
2008	538,000
2009	538,000
2010	538,000
2011	527,000
Thereafter	656,000
$3,706,000

Third Party License Agreements

We license from third parties some of the technologies used in our core products. The license agreements are described in Item 1. of this report under Third-Party License Agreements. The following are the minimum annual royalty amounts under each of the agreements:

Lawrence Livermore National Laboratory	$25,000
Wisconsin Alumni Research Foundation	15,000
University of Texas	50,000
National Research Council of Canada	30,000
IdeaMatrix, Inc.	125,000
$245,000

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

In November, 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it purportedly learned that Richard Terwilliger, (our current Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. The Company was served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as Vice President of New Product Development at the Company. The Company has agreed to defend Mr. Terwilliger. We have removed the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated.The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  The Company denies liability and intends to vigorously defend itself in this litigation as it progresses. No trial date has yet been set.

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

RELATED PARTIES

On February 17, 2006 we entered an exclusive license agreement with IdeaMatrix, Inc. (a company wholly owned by our Vice President of New Product Development (Brachytherapy), Richard Terwilliger), for certain brachytherapy technology pertaining to needles and strands, used in the brachytherapy manufacturing process. This technology is critical to our SurTrak line of products, sold in connection with our brachytherapy seeds. Under this exclusive license agreement, we paid $125,000 upon execution of the license agreement on February 17, 2006, and we are required to pay $125,000 per year over five years. There is no annual renewal fee or royalty arising out of this license. The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, we have agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc.

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006
Net sales	$7,527	$8,057	$7,097	$6,307
Gross profit	2,851	2,926	2,484	1,625
Net loss	(2,675)	(3,695)	(4,633)	(6,127)
Diluted loss per share	$(0.16)	$(0.22)	$(0.19)	$(0.21)

Fiscal 2005
Net sales	$8,164	$9,141	$8,060	$6,859
Gross profit	2,930	3,658	3,383	2,197
Net loss	(3,649)	(3,928)	(3,302)	(44,635)
Diluted loss per share	$(0.22)	$(0.24)	$(0.20)	$(2.70)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Scientific, Inc.
Chatsworth, California

Our audit of the consolidated financial statements and internal control over financial reporting referred to in our reports dated January 10, 2007 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of North American Scientific, Inc. listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of North American Scientific, Inc.’s management. Our responsibility is to express an opinion based on our audit of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 10, 2007

SCHEDULE II
NORTH AMERICAN SCIENTIFIC, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of Period
Fiscal 2006
Allowance for doubtful accounts	$1,334,000	$591,000	$—	$(821,000)	$1,104,000
Deferred tax asset valuation allowance	$53,694,000	$—	$6,373,000	$—	$60,067,00

Fiscal 2005
Allowance for doubtful accounts	$625,000	$709,000	$—	$—	$1,334.000
Deferred tax asset valuation allowance	$38,203,000	$—	$15,491,000	$—	$53,694,000

Fiscal 2004
Allowance for doubtful accounts and returns	$103,000	$522,000	$—	$—	$625,000
Deferred tax asset valuation allowance	$9,587,000	$—	$28,616,000	$—	$38,203,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
/s/L. MICHAEL CUTRER
January 15, 2007	By:	L. Michael Cutrer President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/GARY N. WILNER
Dr. Gary N. Wilner /s/L. MICHAEL CUTRER	Chairman of the Board of Directors	January 15, 2007
L. Michael Cutrer /s/JAMES W. KLINGLER	President, Chief Executive Officer and Director (Principal Executive Officer)	January 15, 2007
James W. Klingler	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 15, 2007
/s/JOHN A. FRIEDE
John A. Friede /s/JONATHON P. GERTLER	Director	January 15, 2007
Dr. Jonathan P. Gertler /s/WILFRED E. JAEGER, M.D. Wilfred E. Jaeger /s/JOHN M. SABIN	Director Director	January 15, 2007 January 15, 2007
John M. Sabin /s/RICHARD A. SANDBERG	Director	January 15, 2007
Richard A. Sandberg /s/NANCY W. WYSENSKI	Director	January 15 2007
Nancy W. Wysenski /s/RODERICK A. YOUNG Roderick A. Young	Director Director	January 15, 2007 January 15, 2007