Form 10-K/A
period 2006-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2007-02-28
CIK 949876

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. ☐  Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $27.6 million (based upon the price at which the common stock was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter).
As of February 16, 2007, approximately 29,366,216 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K/A

Explanatory Note:

North American Scientific, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 31, 2006, as originally filed with the Securities and Exchange Commission on January 16, 2007 (the “Original Form 10-K”), to add information required in Part III of the Company’s Annual Report on the Original Form 10-K, and to report the change in the Company’s filing status under Rule 12b-2 from an accelerated filer to a non-accelerated filer. There are no changes to the Company’s financial statements as originally filed. There are also no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position	Age
Dr. Gary N. Wilner	Chairman of the Board of Directors	66
L. Michael Cutrer	President, Chief Executive Officer and Director	50
John A. Friede	Director	68
Dr. Jonathan P. Gertler	Director	49
Dr. Wilfred E. Jaeger	Director	50
David N. King	Vice President and General Counsel, Corporate Secretary	39
James W. Klingler	Senior Vice-President & Chief Financial Officer	59
Michael C. Ryan	Senior Vice-President & General Manager, NOMOS Division	60
John M. Sabin	Director	52
Richard A. Sandberg	Director	63
Nancy J. Wysenski	Director	49
Roderick A.Young	Director	63

The terms of all directors will expire at the next annual meeting of the stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. On June 6, 2006, the Company entered into a Securities Purchase Agreement with Three Arch Partners whereby the Company provided the right to Three Arch Partners to designate two nominees who are reasonably acceptable to the Company to serve on the Board of Directors. If at any time, Three Arch Partners owns less than 3,500,000 shares (including shares of common stock issuable upon exercise of warrants, and as adjusted for stock splits, stock dividends and recapitalization), but more than 2,000,000 shares, Three Arch Partners would then have the right to designate one nominee who is reasonably acceptable to the Company to serve on the Board of Directors. In that case, one of the designees must resign from the Board effective immediately. The Company’s obligations pursuant to the Securities Purchase Agreement terminates if at any time Three Arch Partners owns less than 2,000,000 shares. If Three Arch Partners owns less than 2,000,000 shares at any time, any director previously nominated by Three Arch Partners is obligated to resign from the Board immediately. On June 13, 2006, the Board elected the two designees of Three Arch Partners, Dr. Jaeger and Mr. Young, both of whom continue to serve on the Board as non-independent directors.

The Company was previously party to a voting agreement with Mr. Friede, a Director of the Company and former Chairman of the Board of NOMOS Corporation (“NOMOS”) prior to the Company’s acquisition of NOMOS on May 4, 2004, whereby Mr. Friede agreed to vote the Company shares of which he is the beneficial owner in favor of the election of the individuals nominated by a majority of the Company’s Board of Directors so long as the Board of Directors of the Company designates Mr. Friede and another person of Mr. Friede’s selection for re-election. The voting agreement between the Company and Mr. Friede ended on May 4, 2006.

There are no other arrangements or understandings between us and any other person pursuant to which such person was or is to be selected as a director, executive officer or nominee. We have, however, entered into employment agreements with three of our executive officers, which are described on page 9 below under the heading “Employment Agreements.”

Biographical Information

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

John A. Friede has been a Director of the Company since May 2004. Mr. Friede cofounded NOMOS Corporation and served as its Chairman until the acquisition by the Company.  He has managed his own private investments in medical technology and other venture capital fields for more than 20 years.  Mr. Friede is a graduate of Dartmouth College and the Harvard University Graduate School of Business Administration.  He also serves as Chairman of the Board of Milkhaus Laboratory, Inc., a private specialty marketer of health care products.  In addition, Mr. Friede is a Trustee of the Fine Arts Museum of San Francisco.

Dr. Jonathan P. Gertler joined the Board of Directors in December 2002. He is currently Managing Director of Health Care Investment Banking at Cowen & Co. Prior to joining Cowen & Co. in August 2006, Dr. Gertler was Managing Director and Head of Life Sciences at Canaccord Adams Inc., the successor firm to Adams Harkness since 2001. From 1992 to 2000, Dr. Gertler was an attending vascular surgeon at the Massachusetts General Hospital in Boston and Associate Professor of Surgery at Harvard University. Dr. Gertler is the author or co-author of more than 100 articles, abstracts and chapters and continues to hold appointments at both Harvard Medical School and the Massachusetts Institute of Technology. From 1998 until 2001, in addition to his surgical responsibilities, Dr. Gertler was a venture partner for Schroder Ventures Life Science Fund, one of the largest dedicated life sciences and healthcare private equity funds worldwide.

Dr. Wilfred E. Jaeger joined the Board of Directors in June 2006. Dr. Jaeger is the cofounder of Three Arch Partners. Previously he was a general partner at Schroder Ventures. Dr. Jaeger began his medical career in private practice. He was subsequently recruited by Chec Medical, a venture capital backed ambulatory care startup in Seattle. He subsequently attended business school and began working in venture capital in 1989. He has since been an active early stage investor in numerous successful biotechnology, healthcare service, and medical device companies. Dr. Jaeger serves on the boards of many private healthcare companies, and he currently serves as a director of Threshold Pharmaceuticals, Inc. He received his MD from the University of British Columbia School of Medicine. He has an MBA from the Stanford Graduate School of Business.

David N. King joined the Company in 1998, and currently serves as General Counsel, Corporate Secretary, and Vice President of Human Resources. Mr. King was Corporate Counsel for Virco Corporation and, prior to that, an associate with the law firm of Gibson, Dunn & Crutcher (Los Angeles). Mr. King received his law degree from the University of Southern California Law Center in 1994 and received his B.A. in International Relations (Soviet Studies) from the University of Southern California in 1988.

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

Michael C. Ryan joined the Company in January 2006, as Senior Vice President and General Manager of the NOMOS Radiation Oncology Division.  Previously, from 1992 through 2005, he served in a variety of positions with InterV (now known as Angiotech), originally as Vice President of Sales & Marketing, then as Senior Vice President of Sales & Marketing, and lastly as Executive Vice President of Business Development.  InterV manufactures and sells image guided, interventional medical devices for radiology, oncology, cardiology, and endo-vascular surgery.  Prior to InterV, Mr. Ryan held senior management positions, in sales, marketing, business development, and general management, with several companies, including Johnson & Johnson, Medtronic, Healthdyne, NAMIC, and Coeur Laboratories. Mr. Ryan holds a B.A. degree from John F. Kennedy College.

John M. Sabin has been a Director of the Company since August 2005. He has served as Chief Financial Officer and General Counsel of Phoenix Health Systems, a health care IT consulting and outsourcing firm, since October 2004.  From January 2000 to October 2004, he served as Chief Financial Officer and General Counsel of NovaScreen Biosciences Corporation, a developer of biotechnology-based tools to accelerate drug discovery and development.  From September 1999 to January 2000, he was a business consultant.  From May 1998 to September 1999, he served as Executive Vice President and Chief Financial Officer of Hudson Hotels Corporation, a limited service hotel development and management company.  Prior to May 1998, he was an executive at Vistana, Inc., Choice Hotels International, Inc., Manor Care Inc. and Marriott International, Inc. Mr. Sabin has served as a Trustee of Hersha Hospitality Trust, a publicly traded hospitality real estate investment trust since 2003, and as a Trustee of Prime Group Realty Trust, a real estate investment trust since 2005.

 Richard A. Sandberg has been a Director of the Company since August 2005. He has served as Chief Financial Officer of Matritech, Inc., a publicly traded developer and manufacturer of cancer diagnostic test products, since 2002, and has also been on that company’s board of directors since 1999 (excluding the period from June to September 2002).  Mr. Sandberg has also served as Manager and Chief Financial Officer of Battery Asset Management, LLC, a firm specializing in foreign exchange transactions.  From 1997 to 2001, Mr. Sandberg served as Chairman of the Board of Lifecodes Corporation, a manufacturer of DNA test kits and a provider of DNA testing services and from May 1997 to September 1998, as its Chief Financial Officer.  From 1983 to 1997, Mr. Sandberg held financial and operating positions at Dianon Systems, Inc., an anatomic pathology testing and genetic and clinical chemistry testing company he founded in 1983, including Chief Executive Officer and Chief Financial Officer.  Since 2003, Mr. Sandberg has been a director of Ethan Allen Interiors, Inc., a publicly traded home furnishings company.

Dr. Gary N. Wilner has been a Director of the Company since December, 2002 and Chairman of the Board of Directors since March 2006. He retired from the practice of medicine in January 2005, having been an academic and consultative cardiologist for the past 30 years. Dr. Wilner serves as a Trustee and Chairman of the Board of Trustees of the Oakmark Family of Funds. He has had prior service as a Director of the American Heart Association and the Albert Einstein Peace Prize Foundation.

Nancy J. Wysenski has been a Director of the Company since May 2004. Ms. Wysenski was the President and a founding member of EMD Pharmaceuticals, Inc., a United States pharmaceutical company owned by Merck KGaA, until October 2006. Ms. Wysenski also served as a member of the Merck KGaA Ethical Pharmaceuticals Executive Committee and managed their ethical pharmaceutical product portfolio. Ms. Wysenski was also responsible for Dey Laboratories, a specialty pharmaceutical company owned by Merck KGaA focused on the development of drugs used in the treatment of respiratory diseases and allergies. Prior to joining and founding EMD Pharmaceuticals, Inc. in August 1999, Ms. Wysenski was the Senior Vice President of Operations at NetGenics from 1998 to 1999. Prior thereto, Ms. Wysenski held a number of positions at Astra Merck, culminating at Vice President of Field Sales. Prior to joining Astra Merck in 1990, Ms. Wysenski held a number of positions at Merck Human Health from 1984 to 1990. Ms. Wysenski is a graduate of Kent State University and holds an M.B.A. from Baldwin Wallace College.

Roderick A. Young joined the Board of Directors in June 2006. Mr. Young has been a Venture Partner of Three Arch Partners since May 2006. From February 2003 to July 2005, Mr. Young was President and CEO of Vivant Medical, Inc., a venture-backed medical device company that was acquired by Tyco International, Ltd. Prior to his tenure at Vivant, Mr. Young was President and CEO of Targesome, Inc., a biotechnology company, from October 1998 to October 2002. Prior to Targesome, Mr. Young also served as Chairman and CEO of General Surgical Innovations, President & CEO of Focus Surgery, President of Toshiba America MRI and President and COO of Diasonics. He holds his BS degree in Industrial Engineering from Stanford University and an MBA from The Harvard Business School.

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

Based solely on a review of copies of such reports furnished to us during the fiscal year ended October 31, 2006, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) complied with all applicable reporting requirements, except that on May 9, 2006, Mr. Klingler and Mr. Cutrer each belatedly filed a Form 4 with respect to a stock option grant that was made on March 16, 2006, and Mr. Ryan has not yet filed a Form 3 with respect to his appointment as an executive officer during the 2006 fiscal year. The Company has been advised that Mr. Ryan intends to file his Form 3 as soon as possible.

Board of Directors Meetings and Committees

The Board of Directors of the Company held eight meetings during the fiscal year ended October 31, 2006, and acted by unanimous written consent on two occasions. All of the directors who were on the Board during fiscal year 2006 attended at least 75% of the total number of meetings of the Board of Directors and committees on which they served. Wilfred Jaeger and Roderick Young were elected to the Board of Directors on June 13, 2006, and from that time forward attended two meetings of the Board of Directors. The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee. During the fiscal year ended October 31, 2006, the members of the Audit Committee were Mr. John Sabin (Chairman), Mr. Richard Sandberg, and Dr. Wilner, each of whom is “independent” as defined under current Rule 4200(a)(15) of the Nasdaq listing standards. During the fiscal year ended October 31, 2006, the Audit Committee met on twelve occasions.

Audit Committee Financial Experts. The Board of Directors has determined that John M. Sabin and Richard A. Sandberg each qualify as an “audit committee financial expert” and “independent” as defined under the applicable Securities and Exchange Commission and Nasdaq rules.

Compensation Committee. During fiscal year 2006, the Compensation Committee consisted of Ms. Nancy Wysenski (Chairperson), Dr. Gertler, and Mr. Richard Sandberg, all non-employee Directors who meet the Nasdaq listing standards for “independence”. The Compensation Committee oversees the Company’s executive compensation programs and policies and is responsible for determining grants of options to purchase common stock under the North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan and the 2006 Stock Plan. During the fiscal year October 31, 2006, the Compensation Committee met on ten occasions.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for recommending candidates for election to the Board of Directors and reviewing matters of corporate governance. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders if properly submitted. This Committee currently consists of Dr. Gertler (Chairman), Mr. Sabin, Dr. Wilner, and Ms. Wysenski, each of whom is “independent” under current Nasdaq listing standards. During fiscal year 2006, the Committee met on four occasions.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)(1)
L. Michael Cutrer	2006	340,700	30,000	—	75,000	7,600
President and Chief	2005	334,000	30,000	—	—	2,300
Executive Officer	2004	314,000	—	—	36,000	7,000

David N. King	2006	155,000	13,000	—	50,000	3,400
Vice President,	2005	147,000	5,500	—	—	1,500
General Counsel and	2004	122,000	20,000	—	—	1,300
Corporate Secretary

James W. Klingler(2)	2006	229,500	20,000	—	65,000	5,300
Senior Vice President and	2005	225,000	17,000	—	—	2,800
Chief Financial Officer	2004	59,000	9,000	—	50,000	—

Michael C. Ryan(3)	2006	163,200	18,000	—	80,000	53,092
Senior Vice President,	2005	—	—	—	—	—
General Manager	2004	—	—	—	—	—
NOMOS Division

(1)
All Other Compensation consists of the Company’s contribution to such executive officer’s 401(k) plan, Company paid life insurance premiums and profit sharing contributions made by the Company on behalf of such executive officers, and severance payments.

(2)	Mr. Klingler began his employment on July 26, 2004.

(3)	Mr. Ryan began his employment on January 16, 2006. All Other Compensation for Mr. Ryan also includes $49,278 of relocation expense.

Option Grants

The following table sets forth the stock options granted by the Company to each of the named executive officers during the fiscal year ended October 31, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Grant Date Present Value ($)
L. Michael Cutrer	37,500	2.6	$2.23	3/16/13	44,500
L. Michael Cutrer	37,500	2.6	$3.35	3/16/14	36,700
David N. King	25,000	1.7	$2.23	3/16/13	29,600
David N. King	25,000	1.7	$3.35	3/16/14	24,500
James W. Klingler	32,500	2.2	$2.23	3/16/13	38,500
James W. Klingler	32,500	2.2	$3.35	3/16/14	31,800
Michael C. Ryan	40,000	2.8	$2.23	3/16/13	47,400
Michael C. Ryan	40,000	2.8	$3.35	3/16/14	39,200

Option Exercises and Year-End Value

The following table sets forth certain information concerning the exercise of stock options during the fiscal year ended October 31, 2006 by the Company’s named executive officers and the fiscal year-end value of unexercised options as of October 31, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at 10/31/06 (#)		Value of Unexercised In-the-Money Options at 10/31//06 ($)(1)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
L. Michael Cutrer	—	—	880,000	87,000	49,500	—
David N. King	—	—	40,500	50,000	—	—
James W. Klingler	—	—	25,000	90,000	—	—
Michael C. Ryan	—	—	—	80,000	—	—

(1)	Calculated based upon the difference between the exercise price and the fair market value at fiscal year-end.

Director Compensation

Directors who are also employees of the Company or its subsidiaries receive no separate compensation for serving as Directors or as members of any committees of the Board of Directors. Each non-employee Director receives a quarterly payment of $5,000, and receives $1,250 per Board or committee meeting if he attends in person or $500 per meeting if he participates via telephone. Directors may be reimbursed for certain expenses incurred in connection with attending Board or committee meetings. In addition, the Chairman of the Board of Directors receives compensation of $40,000 per year (rather than the $5,000 quarterly payment); the Chairman of the Audit Committee receives $5,000 per year; the Chairman of the Compensation Committee receives $2,500 per year; and the Chairman of the Nominating and Corporate Governance Committees receives $2,500 per year.

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

During the fiscal year ended October 31, 2006, Messrs. Friede, Sandberg, and Sabin, Dr Gertler and Ms. Wysenski each received an annual grant of ten-year non-statutory stock options to purchase 15,000 shares of Common Stock of the Company, at a price of $1.92 per share, with one-third vesting each year for the next three years, as measured from the grant date of May 3, 2006. Upon their election to the Board of Directors, Dr. Jaeger and Mr. Young each received an initial grant of ten-year non-statutory stock options to purchase 25,000 shares of Common Stock of the Company at a price of $2.03 per share with one-third vesting each year for the next three years, as measured from the grant date of June 14, 2006. During the fiscal year ending October 31, 2006, Dr. Wilner received a grant of ten-year non-statutory stock options to purchase 25,000 shares of Common Stock of the Company, at a price of $1.92 per share, with one-third vesting each year for the next three years, as measured from the grant date of May 3, 2006.

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

On November 2, 2006, the Company announced that Mr. Cutrer will transition from the position of President and Chief Executive Officer to become the Company’s Executive Vice President and Chief Technology Officer upon his successor being identified and joining the Company. As part of this transition process, on December 21, 2006, the Company and Mr. Cutrer entered into a First Amended and Restated Employment Agreement (the “Amended Agreement”). The Amended Agreement will not become effective until the day the new Chief Executive Officer commences employment with the Company (the “Effective Date”). Until the Effective Date, Mr. Cutrer’s employment will continue under the terms and conditions of the Employment Agreement between the Company and Mr. Cutrer dated April 1, 2002, and described above.

 Under the Amended Agreement, Mr. Cutrer’s annual base salary will be $280,000. In addition, Mr. Cutrer will be eligible to receive an annual bonus, if any, based upon performance goals approved by the Compensation Committee or the Board in an amount to be determined in the sole discretion of the Compensation Committee or the Board. If Mr. Cutrer meets or exceeds the performance goals for a particular measuring year, the annual bonus may not be less than 25% of his base salary.

 In the event Mr. Cutrer’s employment terminates on or before October 31, 2007 for (a) any reason other than Mr. Cutrer ’s death, disability or “cause” (as defined in the Amended Agreement) or (b) Mr. Cutrer resigns for “good reason” (as defined in the Amended Agreement), Mr. Cutrer will continue to receive his base salary in effect on the termination date through October 31, 2007.

 In the event Mr. Cutrer’s employment terminates at any time after the Effective Date for any reason, except for a “Control Termination” (as defined in the Amended Agreement), and in addition to any payment that may be due if he is terminated on or before October 31, 2007 as noted above, Mr. Cutrer will be entitled to receive (a) severance pay equal to three times (3x) his highest base salary during his employment by the Company payable over a three year period in accordance with the Company’s standard payroll practices for salaried employees, and (b) any unvested stock options shall immediately vest as of the termination date. In addition, the exercise date of all stock options that, on the termination date, have an exercise price greater than the fair market value of the Company’s common stock will be extended to the later of (i) the last day of the year in which the stock option would otherwise have expired or (ii) two and a half months after the date on which the stock option would otherwise have expired (or such later date as may be permitted by final regulations issued pursuant to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), but in no event later than the date on which the stock option would have expired had Mr. Cutrer’s employment not been terminated).

 In the event of a “Control Termination” (as defined in the Amended Agreement), Mr. Cutrer will be entitled to a “Control Severance Payment” in the gross amount equal to the total of: (a) three (3) years’ base salary; (b) the highest annual bonus paid to Mr. Cutrer in the three years prior to such termination multiplied by three (3); (c) the Black/Scholes valuation of the stock options received by Mr. Cutrer during the one year prior to such termination multiplied by three (3); and (d) a tax gross-up payment if any severance payment constitutes an excess parachute payment subject to the excise tax imposed by Section 4999 of the Code. The Control Severance Payment will be paid as salary continuation ratably over a one year period. In addition, any unvested stock options will immediately vest as of the termination date.

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

Michael C. Ryan

In January, 2006, the Company entered into a letter agreement with Michael C. Ryan in connection with his employment as Senior Vice President and General Manager of the Company’s NOMOS Radiation Oncology Division. The letter agreement does not provide for a specific term of employment; however, the agreement does provide for a six month severance payment if Mr. Ryan’s employment is terminated by the Company for any reason other than for cause. If Mr. Ryan’s service as Senior Vice President and General Manager of the Company’s NOMOS Radiation Oncology Division (or any follow-on position of similar authority) continues for three years, the agreement will provide for a nine month severance payment if Mr. Ryan’s employment is terminated by the Company for any reason other than for cause.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, the Compensation Committee consisted of Ms. Wysenski (Chairperson), Dr. Gertler, and Mr. Sandberg. None of the members who served on the Compensation Committee during the last fiscal year was or has been an officer or employee of the Company or any of its subsidiaries. None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

Except as otherwise indicated below, the following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of February 16, 2007 by (i) all those known by the Company to own more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers named in the Summary Compensation Table as a group:

	Beneficial Ownership
Name and Address(1)	Number of Shares		Percent of Class
L. Michael Cutrer	1,029,958	(2)	3.5
John A. Friede	2,412,285	(3)	8.0
Jonathan P. Gertler	40,000	(4)		*
Wilfred E. Jaeger	5,121,638	(5)	16.9
David N. King	46,750	(6)		*
James W. Klingler	43,125	(7)		*
Michael C. Ryan	10,000	(8)		*
John M. Sabin	10,334	(9)		*
Richard A. Sandberg	9,325	(9)		*
Gary N. Wilner	41,000	(10)		*
Nancy J. Wysenski	21,667	(11)		*
Roderick A. Young	—			*
All directors and executive officers as a group (12 persons)	8,786,082	(12)	29.0
Three Arch Partners	5,121,638	(13)	17.4
Wells Fargo & Company	4,555,000	(14)	15.5
SF Capital Partners Ltd..	2,694,504	(15)	9.2

*	Denotes less than 1%

(1)
This table is based upon information supplied by officers, directors, and principal stockholders of the Company and by Schedules 13D and 13G filed with the SEC. Except where indicated,by footnote, and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all of their shares of Common Stock. Except with respect to 5% security holders, applicable percentages are based on 29,366,216 shares of Company Common Stock outstanding on February 16, 2007, adjusted as required. The information known to the Company with respect to each of the following’s beneficial ownership of the Company’s Common Stock is as of February 16, 2007: L. Michael Cutrer, John A. Friede, Jonathan P. Gertler, Wilfred E. Jaeger, David N. King, James W. Klingler, Michael C. Ryan, John M. Sabin, Richard A. Sandberg, Gary N. Wilner, Nancy J. Wysenski, and Roderick A. Young.

(2)
Includes 751,375 shares subject to outstanding options that are exercisable within 60 days. Also includes 53,583 shares owned by a trust over which the reporting person has shared voting and dispositive power with his spouse. Also includes 2,508 shares held in a trust for the reporting person’s sons.

(3)
Includes 20,667 shares subject to outstanding options that are exercisable within 60 days. Also includes 1,181,530 shares held by Citigroup Trust-Delaware, N.A., over which the reporting person has voting and dispositive power.

(4)	Includes 40,000 shares subject to outstanding options that are exercisable within 60 days.

(5)
Includes 5,121,638 shares held of record by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P. Dr. Jaeger, who serves as a member of the Board, is a managing member of Three Arch Management IV, L.L.C., or TAM IV, which is the general partner for Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger is also a managing member of TAC Management, L.L.C., or TAC MGT, which is the general partner for Three Arch Capital, L.P. and TAC Associates, L.P. TAM IV and TAC MGMT may be deemed to have sole power to vote these shares, Mark A. Wan, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, Dr. Jaeger, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, and Barclay Nicholson, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares. Dr. Jaeger disclaims beneficial ownership of shares held by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P., except to the extent of his pecuniary interest therein.

(6)	Includes 46,750 shares subject to outstanding options that are exercisable within 60 days.

(7)	Includes 33,125 shares subject to outstanding options that are exercisable within 60 days.

(8)	Includes 10,000 shares subject to outstanding options that are exercisable within 60 days.

(9)	Includes 8,334 shares subject to outstanding options that are exercisable within 60 days.

(10)	Includes 40,000 shares subject to outstanding options that are exercisable within 60 days.

(11)	Includes 21,667 shares subject to outstanding options that are exercisable within 60 days.

(12)	Includes 980,252 shares subject to outstanding options that are exercisable within 60 days.

(13)
Includes 5,121,638 shares held of record by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P. Dr. Jaeger, who serves as a member of the Board, is a managing member of Three Arch Management IV, L.L.C., or TAM IV, which is the general partner for Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger is also a managing member of TAC Management, L.L.C., or TAC MGT, which is the general partner for Three Arch Capital, L.P. and TAC Associates, L.P. TAM IV and TAC MGMT may be deemed to have sole power to vote these shares, Mark A. Wan, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, Dr. Jaeger, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, and Barclay Nicholson, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares. Dr. Jaeger disclaims beneficial ownership of shares held by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P., except to the extent of his pecuniary interest therein. The principal address for Three Arch Partners is 3200 Alpine Road, Portola Valley, California 94028.

(14)
The amended Schedule 13G filed with the SEC on February 12, 2007 indicates that as of December 31, 2006 Wells Fargo & Company and its subsidiaries have sole voting power of 4,385,000 shares and sole investment power of 4,555,000 shares. The principal address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104.

(15)
The amended Schedule 13G filed with the SEC on February 14, 2007 indicates that as of December 31, 2006 Michael A. Roth and Brian J. Stark have shared voting and investment power of 2,694,504 shares. The 2,694,504 shares are held directly by SF Capital Partners Ltd. or SF Capital. Messrs Roth and Stark are the managing members of Stark Offshore Management LLC, or Stark Offshore, which acts as investment manager and has sole power to direct the management of SF Capital. Through Stark Offshore, Messrs. Roth and Stark possess voting and investment power over all of the shares. Messrs. Roth and Stark disclaim beneficial ownership of the shares. The principal address for SF Capital is 3600 South Lake Drive, St. Francis, Wisconsin 53235.

Equity Compensation

The following table sets forth information about the Company’s equity compensation plans as of October 31, 2006.

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	3,438,305	$6.06	1,858,839	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	3,438,305	$6.06	1,858,839

(1)
Consists of the 1996 Stock Option Plan, as amended (the “1996 Plan”), the 2003 Non-Employee Directors’ Equity Compensation Plan (the “Directors Plan”), the 2006 Stock Plan (“2006 Plan”), and the 2000 Employee Stock Purchase Plan (the “ESPP”).

(2)	Includes shares available for issuance under the ESPP. As of October 31, 2006 an aggregate of 73,839 shares of common stock were available for issuance under the ESPP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Dr. Wilfred E. Jaeger, a member of the board of directors of the Company, cofounded Three Arch Partners, a holder of more than 5% of the Company’s common stock. In addition, Roderick A. Young, a member of the board of directors of the Company, has been a venture partner of Three Arch Partners since May 2006. In 2006, neither Dr. Jaeger nor Mr. Young received any compensation from Three Arch Partners that was directly or indirectly related to their service as a member of the board of directors of the Company. In June 2006, entities affiliated with Three Arch Partners purchased approximately 5,121,638 shares plus warrants to purchase up to 2,560,819 shares of the Company’s common stock for approximately $10 million. Dr. Jaeger is a managing member of Three Arch Management IV, L.L.C., or TAM IV, which is the general partner for Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger is also a managing member of TAC Management, L.L.C., or TAC MGT, which is the general partner for Three Arch Capital, L.P. and TAC Associates, L.P. Dr. Jaeger, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote shares of the Company’s common stock.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the fiscal years ended October 31, 2006 and 2005, respectively, and fees billed for other services rendered by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP during those periods.

Type of Fee	2006	2005
Audit Fees(1)	$322,000	$223,000
Audit Related Fees(2)	400,000	588,000
Tax Fees(3)	161,000	70,000
All Other Fees	—	—
Total	$883,000	$881,000

(1)
Audit Fees include fees for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of our annual financial statements in our Form 10-K and reviews of quarterly interim financial statements included in our Form 10-Q. This category also includes fees for services that generally only the independent registered public accounting firm reasonably can provide to a company, such as procedures related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)
Audit Related Fees include fees for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP associated with assurance and related services traditionally performed by the independent registered public accounting firm and that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to assistance in financial due diligence related to issuance of debt and common stock, accounting consultations, consultations concerning financial accounting and reporting standards, and an audit of the Company’s internal controls under the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees include the fees for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of Singer Lewak Greenbaum & Goldstein LLP in providing services to us for the fiscal year ended October 31, 2006 and has concluded that such services are compatible with their independence as our auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved all of the foregoing audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP in fiscal years 2006 and 2005, respectively.

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

14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed January 23, 2004.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K filed January 16, 2007.
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K filed January 16, 2007.
23.2	Consent of PricewaterhouseCoopers LLP. incorporated by reference to Exhibit 23.2 to the Registrant’s Form 10-K filed January 16, 2007.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1	Certification pursuant to Rule 13a-14b under the Exchange Act and 18 U.S.C -1350, incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K filed January 16, 2007.

+ Compensation plan or agreement
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
/s/ L. MICHAEL CUTRER
February 28, 2007	By:	L. Michael Cutrer President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GARY N. WILNER
Dr. Gary N. Wilner /s/ L. MICHAEL CUTRER	Chairman of the Board of Directors	February 28, 2007
L. Michael Cutrer /s/ JAMES W. KLINGLER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007
James W. Klingler /s/ JOHN A. FRIEDE	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007
John A. Friede /s/ JONATHAN P. GERTLER	Director	February 28, 2007
Dr. Jonathan P. Gertler /s/ WILFRED E. JAEGER, M.D.	Director	February 28, 2007
Dr. Wilfred E. Jaeger /s/ JOHN M. SABIN	Director	February 28, 2007
John M. Sabin /s/ RICHARD A. SANDBERG	Director	February 28, 2007
Richard A. Sandberg /s/ NANCY J. WYSENSKI	Director	February 28, 2007
Nancy W. Wysenski /s/ RODERICK A. YOUNG	Director	February 28, 2007
Roderick A. Young	Director	February 28, 2007