Form 10-Q
period 2007-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2007-03-16
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. Large Accelerated Filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of February 28, 2007 was 29,366,216 shares.

NORTH AMERICAN SCIENTIFIC, INC.
Index

Part I - Financial Information

Part II - Other Information

Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6.	Exhibits	53
	Signatures	54

PART II - FINANCIAL INFORMATION

Item 1. Financial Statements
NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	January 31, 2007	October 31, 2006
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$1,307,000	$903,000
Marketable securities, held to maturity	2,997,000	8,420,000
Accounts receivable, net of reserves	6,278,000	4,711,000
Inventories, net of reserves	4,363,000	4,202,000
Prepaid expenses and other current assets	1,431,000	1,085,000

Total current assets	16,376,000	19,321,000
Equipment and leasehold improvements, net	2,229,000	2,400,000
Goodwill	2,564,000	2,564,000
Intangible assets, net	2,375,000	2,532,000
Other assets	302,000	381,000

Total assets	$23,846,000	$27,198,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,936,000	$2,406,000
Accrued expenses	3,504,000	3,940,000
Deferred revenue	4,179,000	3,664,000

Total current liabilities	9,619,000	10,010,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares
Issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 29,504,037
and 29,447,270 shares issued; 29,366,216 and 29,336,144 shares outstanding as of January 31, 2007 and October 31, 2006, respectively	298,000	298,000
Additional paid-in capital	144,803,000	144,543,000
Treasury stock, at cost – 137,821 and 111,126 common shares as of January 31, 2007 and October 31, 2006, respectively	(160,000)	(133,000)
Accumulated deficit	(130,715,000)	(127,520,000)
Other comprehensive income	1,000	—

Total stockholders’ equity	14,227,000	17,188,000

Total liabilities and stockholders’ equity	$23,846,000	$27,198,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Revenue
Product	$5,496,000	$5,169,000
Service	2,064,000	2,358,000

Total revenue	7,560,000	7,527,000

Cost of revenue
Product	3,527,000	3,856,000
Service	733,000	820,000

Total cost of revenue	4,260,000	4,676,000

Gross profit	3,300,000	2,851,000

Operating expenses
Selling expenses	2,091,000	1,854,000
General and administrative expenses	3,033,000	2,194,000
Research and development	1,227,000	1,324,000
Amortization of intangible assets	157,000	157,000

Total operating expenses	6,508,000	5,529,000

Loss from operations	(3,208,000)	(2,678,000)
Interest and other income	13,000	3,000

Loss before provision for income taxes	(3,195,000)	(2,675,000)
Provision for income taxes	—	—

Net loss	$(3,195,000)	$(2,675,000)

Basic and diluted loss per share:	$(0.11)	$(0.16)

Weighted average number of shares outstanding	29,329,016	16,854,315

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,195,000)	$(2.675,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377,000	405,000
Amortization of warrants	79,000	—
Provision for doubtful accounts	258,000	570,000
Provision for inventory reserves	(21,000)	—
Share-based compensation expense	205,000	258,000
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	(1,825,000)	(1,149,000)
Inventories	(140,000)	(220,000)
Prepaid and other current assets	(345,000)	408,000
Accounts payable	(472,000)	151,000
Accrued expenses	(434,000)	(1,179,000)
Deferred revenue	515,000	798,000

Net cash used in operating activities	(4,998,000)	(2,633,000)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	5,423,000	993,000
Capital expenditures	(50,000)	(55,000)

Net cash provided by investing activities	5,373,000	938,000

Cash flow from financing activities:
Proceeds from line of credit	—	1,000,000
Proceeds from exercise of stock options and stock purchase plan	56,000	70,000
Purchases of treasury stock	(27,000)	—

Net cash provided by finance activities	29,000	1,070,000

Net increase (decrease) in cash and cash equivalents	404,000	(625,000)
Cash and cash equivalents at beginning of period	903,000	2,630,000

Cash and cash equivalents at end of period	$1,307,000	$2,005,000

Supplemental disclosure:
In the three months ended January 31, 2006, the Company issued a warrant with an estimated fair value of $50,000 to a bank as consideration for entering into an Amendment to a Loan Agreement. See Note 9 to the Financial Statements.

In the three months ended January 31, 2007 and 2006, there were no cash flows from discontinued operation.

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited, other than the consolidated balance sheet at October 31, 2006, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the fiscal year ended October 31, 2006.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $3.2 million in the three months ended January 31, 2007, and $17.1 million, $55.5 million and $36.3 million for the years ended October 31, 2006, 2005 and 2004, respectively. We have used cash in operations of $5.0 million in the three months ended January 31, 2007, and $15.9 million, $11.9 million and $23.1 million for the years ended October 31, 2006, 2005 and 2004, respectively.  As of January 31, 2007, we had an accumulated deficit of $130.7 million; cash, cash equivalents and marketable securities of $4.3 million, and no long-term debt.

Based on the Company’s current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations, sales of common stock and /or securities convertible to debt, as well as the Company’s anticipated and available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  However, there is no assurance that management will be successful with these plans.  If events and circumstances occur such that the Company does not meet its current operating plans as expected, and the Company is unable to raise additional debt or equity financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Revenue Recognition

The Company sells products for radiation therapy treatment, including brachytherapy seeds used in the treatment of cancer, IMRT and IGRT products and services.  Product revenue consists of brachytherapy, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC and Crane products. Software revenues consist of IMRT treatment planning software Corvus, Peacock, and nomosSTAT, and our IGRT products. Service revenue consists of warranty revenue and maintenance service agreements.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended January 31, 2007 and 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the three months ended January 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made during the fiscal year ended October 31, 2006. A total of 1,303,000 stock option grants were awarded to employees on March 16, 2006 and a total of 150,000 stock option grants were awarded to directors on May 3, 2006 and June 14, 2006.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123 and SFAS 148. Share-based compensation expense related to stock options and employee stock purchases was $205,000 and $258,000 for the three months ended January 31, 2007 and 2006, and was recorded in the financial statements as a component of general and administrative expense. Note that the stock option grants on March 16, 2006 included a total of 650,500 stock options that contain certain market condition requirements (“2007 Premium Price Awards”) The 2007 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $3.35 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2007 Premium Price Awards also include a market condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $3.35 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the market condition is not satisfied by the third anniversary of the date of grant, the 2007 Premium Price Awards will not vest. Subject to the attainment of the market condition by the Company’s common stock, the 2007 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on the second anniversary of the grant date of March 16, 2006. The 2007 Premium Price Awards have a term of 8 years from the date of grant.

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

	Three months ended January 31,
	2007	2006

Net loss	$(3,195,000)	$(2,675,000)

Weighted average shares outstanding - basic	29,329,016	16,854,315
Dilutive effect of stock options	—	—

Weighted average shares outstanding -diluted	29,329,016	16,854,315

Basic loss per share	$(0.11)	$(0.16)
Diluted loss per share	$(0.11)	$(0.16)

Stock options and warrants to purchase 3,169,562 and 2,376,711 common shares for the three months ended January 31, 2007 and 2006, respectively, were not included in the computation of diluted loss per share for those years because their effect would have been anti-dilutive.

Significant Concentrations

As of January 31, 2007, there was one customer that made up more than 10% of revenues and 4% of accounts receivable, and one supplier that made up more than 10% of purchases and 16% of accounts payable.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

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

	Three months ended January 31,
	2007	2006
Revenues
IMRT/IGRT	$3,646,000	$4,675,000
Radiation Sources	3,914,000	2,852,000

	$7,560,000	$7,527,000

Loss from Operations
IMRT/IGRT	$(1,772,000)	$(1,451,000)
Radiation Sources	(1,436,000)	(1,227,000)

	$(3,208,000)	$(2,678,000)

Depreciation and amortization
IMRT/IGRT	$229,000	$229,000
Radiation Sources	148,000	176,000

	$377,000	$405,000

	January 31,	October 31,
	2007	2006
Goodwill
IMRT/IGRT	$2,564,000	$2,564,000

	$2,564,000	$2,564,000

Total assets
IMRT/IGRT	$14,265,000	$15,789,000
Radiation Sources	9,581,000	11,409,000

	$23,846,000	$27,198,000

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

 The Company had no revenues or expenses from the discontinued operation during the three months ended January 31, 2007 and 2006, and no assets or liabilities are recorded on the Company’s balance sheet as of January 31, 2007 or October 31, 2006.

NOTE 4—MARKETABLE SECURITIES

Marketable securities consist of the following:

	January 31, 2007	October 31, 2006
Securities held to maturity:
Corporate and government bonds	$2,997,000	$4,886,000
Commercial paper	—	2,947,000
Certificate of deposits and other	—	587,000

	2,997,000	8,420,000
Less: current portion	(2,997,000)	(8,420,000)

Non‑current portion	$—	$—

The amortized cost of all held to maturity securities approximates fair value. At January 31, 2007, the entire balance of investments in debt securities matures within one year.

NOTE 5—ACCOUNTS RECEIVABLE

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

Accounts receivable consist of the following:

	January 31, 2007	October 31, 2006
Accounts receivable - trade	$7,640,000	$5,815,000
Less: allowance for doubtful accounts	(1,362,000)	(1,104,000)

	$6,278,000	$4,711,000

The provision for doubtful accounts was $0.3 million, and $0.6 million for the three months ended January 31, 2007 and 2006, respectively.

NOTE 6—INVENTORIES

Inventories consist of the following:
	January 31, 2007	October 31, 2006
Raw materials	$4,846,000	$4,691,000
Work in process	183,000	174,000
Finished goods	1,935,000	1,959,000
Reserve for excess inventory	(2,601,000)	(2,622,000)

	$4,363,000	$4,202,000

NOTE 7—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	January 31, 2007	October 31, 2006
Furniture, fixtures and equipment	$6,442,000	$6,528,000
Leasehold improvements	2,447,000	2,312,000

	8,889,000	8,840,000
Less: accumulated depreciation	(6,660,000)	(6,440,000)

	$2,229,000	$2,400,000

Depreciation expense was $0.2 million and $0.2 million for the three months ended January 31, 2007 and 2006, respectively.

NOTE 8—INTANGIBLE ASSETS

	January 31, 2007	October 31, 2006
Amortizable intangible assets
Purchased technology	$3,129,000	$3,129,000
Existing customer relationships	1,770,000	1,770,000
Trademark	1,666,000	1,666,000
Patents and licenses	98,000	98,000
	6,663,000	6,663,000
Less: accumulated amortization	(4,288,000)	(4,131,000)))
	$2,375,000	$2,532,000

Amortization expense was $157,000 and $157,000, for the three months ended January 31, 2007 and 2006, respectively.

The estimate of aggregate amortization expense for the subsequent years is as follows:
For the Years Ended January 31,
2007	$627,000
2008	627,000
2009	627,000
2010	494,000
$2,375,000

NOTE 9 - BORROWINGS

Line of Credit

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit had a term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate, which was 8.25% on January 31, 2007, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

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

On October 31, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the Bank.  The Second Amendment extended the term of the line of credit to October 3, 2007 and revised certain terms of the Loan Agreement. Specifically, the Second Amendment decreased the amount available under the line of credit from $5 million to $4 million, and increased the minimum tangible net worth that must be maintained by the Company from $1.5 million to $5 million. Borrowings under the line of credit continue to be subject to a borrowing base formula. Borrowings now bear interest at the prime rate until such time as the Company’s quick ratio, which is defined as the ratio of unrestricted cash plus the Company’s net accounts receivable to the Company’s current liabilities, falls below 1.00 to 1.00. At such time as the Company’s quick ratio falls below 1.00 to 1.00, borrowings will bear interest at the prime rate plus 1.50%, and the Company will pay a fee of 0.50% per annum on the unused portion of the line of credit, and a collateral handling fee in an amount equal to $2,000 per month. No borrowings were outstanding against the Line of Credit as of January 31, 2007.

Subordinated Debt

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, LLC (the “Debt Provider”), for a secured, revolving line of credit of up to $4,000,000, which will supplement an existing line of credit provided by Silicon Valley Bank. The line of credit has a term of eighteen months. Borrowings under the line of credit are subject to a borrowing base formula. The Company has paid interest on the borrowings under the line of credit at prime rate as quoted in the Wall Street Journal, which on January 31, 2007 was 8.25%. Amounts owing under the line of credit are secured by all of the assets of the Company and are subordinated to amounts owing under the line of credit with Silicon Valley Bank. The line of credit does not contain financial covenants; however the Company is subject to other customary covenants, including reporting requirements, and events of default. In connection with the Loan Agreement, the Company also granted the Debt Provider a warrant to purchase 395,000 shares of the Company’s common stock at an exercise price of $1.89 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006 (see Note 13), and pursuant to the anti-dilution terms of the warrant issued to the Debt Provider, the warrant was amended to increase the number of shares of the Company’s common stock that the Debt Provider can purchase from 395,000 shares to 555,039 shares, and the exercise price was decreased from $1.89 per share to $1.35 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$2.05
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The issuance of the warrant has been accounted for as a loan origination fee. As such, the value of the warrant has been deferred and is being amortized over the life of the loan at $26,500 per month and is included in Interest and Other Expense on the Income Statement. No borrowings were outstanding against the Loan Agreement as of January 31, 2007.

NOTE 10—STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Sale of Common Stock and Warrants

On June 7, 2006, we completed a private placement of 12,291,934 shares of the Company’s common stock at a purchase price of $1.95 per share as well as warrants to purchase an additional 6,145,967 shares of the Company’s common stock at an exercise price of $2.08 per share for an aggregate consideration of approximately $24.0 million (before cash commissions and expenses of approximately $2.0 million). The warrants are exercisable beginning 180 days after the date of closing until 7 years after the date of closing. The values of the warrants and common stock in excess of par value have been classified as stockholders’ equity in additional paid-in capital in our consolidated balance sheet as of January 31, 2007 and October 31, 2006. The warrants were evaluated under SFAS 133 and EITF 00-19, and the Company determined that the warrants have been correctly classified as equity.

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

On May 3, 2006, the Company’s shareholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 1,700,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. At January 31, 2007, no equity awards have been granted under the 2006 Plan.

In March 2003, the Company's shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant. In the three months ended January 31, 2007, no stock options shares were granted to non-employee directors under the Directors’ Plan. At January 31, 2007, there were 85,000 shares available for grant under the Directors’ Plan.

At January 31, 2007, a total of 5,434,354 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:
		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2004	1,579,742	3,253,821	$0.03 - $24.54
Granted	(275,000)	275,000	$2.25 - $3.66
Forfeited and expired	427,699	(427,699)	$1.11 - $16.75
Exercised	—	(687,013)	$1.11 - $1.96
Balance at October 31, 2005	1,732,441	2,414,109	$0.03 - $24.54
Granted	(1,453,000)	1,453,000	$1.92 - $3.35
Forfeited and expired	(194,441)	(426,618)	$1.11 - $16.75
Exercised	—	(2,186)	$1.11 - $1.12
Additional shares reserved	1,700,000	—

Balance at October 31, 2006	1,785,000	3,438,305	$0.03 - $24.54
Granted	—	—	—
Forfeited and expired	492,150	(281,101)	$0.07 - $8.80
Exercised	—	—	—

Balance at January 31, 2007	2,277,150	3,157,204	$0.03 - $24.54

There were 1,700,562, 1,878,663 and 1,873,220 options exercisable with weighted average exercise prices of $9.34, $8.57 and $8.79 at January 31, 2007, October 31, 2006 and 2005, respectively.

The following table summarizes options outstanding at January 31, 2007 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.03 - $2.23	789,253	6.49	$2.04	100,608	$1.04
$2.24 - $3.35	764,500	7.54	3.30	68,752	3.18
$3.36 - $7.60	700,041	5.00	7.01	674,791	7.00
$7.61 - $12.89	675,900	4.93	9.94	628,901	10.00
$12.90 - $24.54	227,510	2.53	20.01	227,510	20.01
	3,157,204	5.79	$6.43	1,700,562	$9.34

There were no options granted during the three months ended January 31, 2007. The average fair value for accounting purposes of options granted was $1.09 and $2.47 for the years ended October 31, 2006 and 2005, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of January 31, 2007 and October 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value as of October 31, 2006
As of October 31, 2006:
Employee Options Outstanding	3,438,305	$6.06	5.81	$56,500
Employee Options Expected to Vest	1,559,642	$2.68	7.14	$—
Employee Options Exercisable	1,878,663	$8.57	4.52	$56,500

As of January 31, 2007
Employee Options Outstanding	3,157,204	$6.41	5.79	$7,070
Employee Options Expected to Vest	1,456,642	$2.32	5.86	$—
Employee Options Exercisable	1,700,562	$9.34	4.66	$7,070

Fair Value Disclosures

The Company did not grant any options during the three-month period ended January 31, 2007, and no assumptions have been developed. For prior periods, the Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

	Year Ended October 31
	2006	2005
Dividend yield	0%	0%
Expected volatility	63%	82%
Risk-free interest rate	4.9%	3.9%
Expected life	5 years	5 years

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

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan ("the ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In the three months ended January 31, 2007 and the years ended October 31, 2006 and 2005, the shares issued under the ESPP were 56,767, 96,489 and 59,742 shares, respectively. At January 31, 2007 and October 31, 2006, 17,072 and 73,839 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of January 31, 2007 and October 31, 2006, a cumulative total of 48,795 and 22,100 shares had been repurchased by the Company at a cost of $160,000 and $133,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $0.1 million to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Total rent expense for the three months ended January 31, 2007 and the years ended October 31, 2006, and 2005 was $224,000, $881,000 and $872,000, respectively.

Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended January 31,
2008	$790,000
2009	538,000
2010	538,000
2011	538,000
2012	527,000
Thereafter	533,000
$3,464,000

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

Litigation

In November, 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it purportedly learned that Richard Terwilliger, (our former Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. The Company was served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as Vice President of New Product Development at the Company. The Company has agreed to defend Mr. Terwilliger. We have removed the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated. The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  The Company denies liability and intends to vigorously defend itself in this litigation as it progresses. No trial date has yet been set.

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

On November 7, 2006, we announced the introduction of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (APBI), at the American Society for Therapeutic Radiology and Oncology (ASTRO) Annual Meeting in Philadelphia. The ClearPath systems are placed through a single incision and are designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. ClearPath is designed to accommodate either high-dose, ClearPath-HDR™, or low-dose rate, ClearPath-CR™, treatment methods. The Company received 510k approval from the United States Food and Drug Administration for a low-dose rate, or continuous release treatment utilizing the Company’s Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We expect to commercially launch our ClearPath product during fiscal year 2007, with an initial focus on ClearPath-HDR, to be followed by release of our ClearPath-CR.

Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, the issuance of our common stock and/or securities convertible to debt as well as our anticipated and available lines of credit will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control.  There is no assurance that we will be successful with these plans.  However, if events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

On January 11, 2007, we announced that we had engaged CIBC World Markets Corporation as a financial advisor to assist us in identifying strategic opportunities for our IMRT/IGRT business segment that could enhance shareholder value.

Results of Operations

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Total Revenue	Three Months Ended January 31,
	2007	2006	% Change
($ millions)
IMRT/IGRT Products	$1.6	$2.3	(32)%
IMRT/IGRT Services	2.1	2.4	(12)%
Total IMRT/IGRT	$3.7	$4.7	(22)%
Radiation Sources	3.9	2.8	37%
	$7.6	$7.5	0.4%

Total revenue increased 0.4% to $7.6 million for the three months ended January 31, 2007 from $7.5 million for the three months ended January 31, 2006. The increase in revenue is due to a $1.1 million, or 37%, increase of net sales in our Radiation Sources products, partially offset by a decline in product and service revenues from our IMRT/IGRT business. The increase in our Radiation Sources business reflects a 26% increase in sales of our brachytherapy seeds and accessories, with increased product sales partially offset by a decline in average selling prices, and a 70% increase in sales of our non-therapeutic products. The decrease in the IMRT/IGRT revenue results from a decline in both the number of products sold and in average selling prices due to competition. Our service revenue is related to our IMRT/IGRT business, and decreased $0.3 million, or 12%, to $2.1 million for the three months ended January 31, 2007 from $2.4 million for the three months ended January 31, 2006.

Gross profit
	Three Months Ended January 31,
	2007	2006	% Change
($ millions)
IMRT/IGRT Products	$0.6	$0.6	2%
IMRT/IGRT Services	1.3	1.5	(13)%
Total IMRT/IGRT	$1.9	$2.1	(10)%
Radiation Sources	1.4	0.8	89%
	$3.3	$2.9	16%

Three Months Ended January 31,
	2007	2006	% Point Change
(% of Revenue)
IMRT/IGRT Products	35%	24%	11%
IMRT/IGRT Services	64%	65%	(1) %
Total IMRT/IGRT	52%	45%	7%
Radiation Sources	36%	26%	10%
	44%	38%	6%

Gross profit increased $0.4 million, or 16%, to $3.3 million for the three months ended January 31, 2007 from $2.9 million for the three months ended January 31, 2006. The increase in our gross profit is primarily due to increased product sales and reduced cost of in-house stranding in our Radiation Sources business, partially offset by reduced revenues of our IMRT/IGRT business. Gross profit for the three months ended January 31, 2007 consisted of $1.9 million from our IMRT/IGRT business and $1.4 million from our Radiation Sources business. The gross profit on our service revenue, related to our IMRT/IGRT business, decreased $0.2 million, or 13%, to $1.3 million for the three months ended January 31, 2007 from $1.5 million for the three months ended January 31, 2006.

Gross profit as a percent of sales increased from 38% in the three months ended January 31, 2006 to 44% in three months ended January 31, 2007 primarily due to increased product sales and reduced cost of in-house stranding in our Radiation Sources business, and a shift in IMRT/IGRT revenues toward higher margin service revenues. Gross profit as a percent of sales by business segment for the three months ended January 31, 2007 consisted of 52% of sales from our IMRT/IGRT business and 36% of sales from our Radiation Sources business. We anticipate that gross profit margins of both businesses will improve over time with the anticipated increase in sales volumes as new products are introduced.

Selling and marketing expenses
	Three Months Ended January 31,
($ millions)	2007	2006	% Change
Selling and marketing expenses	$2.1	$1.9	13%
As a percent of total revenue	28%	25%

Selling and marketing expenses comprised primarily of salaries, commissions, and marketing costs, increased $0.2 million, or 13%, to $2.1 million for the three months ended January 31, 2007, from $1.9 million for the three months ended January 31, 2006. The increase in selling and marketing expenses is primarily attributed to sales commissions related to the increased sales of Radiation Sources products, marketing expenses related to the ClearPath product and trade show expenses.

General and administrative expenses ("G&A")
	Three Months Ended January 31,
	2007	2006	% Change
($ millions)
General and administrative expenses	$3.0	$2.2	38%
As a percent of total revenue	40%	29%

G&A increased $0.8 million, or 38%, to $3.0 million for the three months ended January 31, 2007, from $2.2 million for the three months ended January 31, 2006. The increase in G&A is primarily attributed to $0.5 million increase in professional fees, and $0.2 million increase in the allowance for bad debts.

Research and development (“R&D”)
Three Months Ended January 31,
	2007	2006	% Change
($ millions)
Research and development expenses	$1.2	$1.3	(7)%
As a percent of total revenue	16%	18%

R&D decreased $0.1 million or 7%, to $1.2 million for the three months ended January 31, 2007, from $1.3 million for the three months ended January 31, 2006. The decrease in R&D spending is primarily due to reduced project spending in IMRT/IGRT business, partially offset by increased spending on product development in our Radiation Sources business relating to in-house stranding and breast brachytherapy. resources in new product development, as well as continue to enhance existing products.

Amortization of intangible assets. Amortization of intangible assets was $0.2 million in the three months ended January 31, 2007 and 2006.

Interest and other income, net. Interest income increased by $10,000 to $13,000 due to an increase in the portfolio of marketable securities.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and from private placements of our common stock.  We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, sales of our common stock and /or securities convertible to debt, and our anticipated and available lines of credit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of January 31, 2007, the Company has an accumulated deficit of $130.7 million; cash, cash equivalents and marketable securities of $4.3 million and no long-term debt.

Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, the sale of our common stock and/or securities convertible to debt as well as our anticipated and available lines of credit will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control. However, there is no assurance that we will be successful with these plans.  If events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

At January 31, 2007, we had cash, and cash equivalents, and investments in marketable securities aggregating approximately $4.3 million, a decrease of approximately $5.0 million from $9.3 million at October 31, 2006. The decrease was primarily attributed to $5.0 million used in continuing operations and $0.1 million used for capital expenditures, partially offset by $0.1 million in cash received from the exercise of stock options and the employee stock purchase plan.

Cash flows used in operating activities increased $2.4 million, or 90%, to $5.0 million for the three months ended January 31, 2007 from $2.6 million for the three months ended January 31, 2006, primarily due to reduced collections of accounts receivable ($0.7 million) increased payments to suppliers ($0.6 million), reduced deferred revenue ($0.3 million) and an increase in the net cash used in prepaid and other current assets ($0.8 million). We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash flows provided by investing activities increased $4.5 million to $5.4 million for the three months ended January 31, 2007, from $0.9 million for the three months ended January 31, 2006. The increase reflects the additional draw down of our balance of marketable securities to fund operations.

Cash provided by financing activities decreased $1.0 million to $0.1 million for the three months ended January 31, 2007, from $1.1 million for the three months ended January 31, 2006. The decrease is due to a drawdown on the line of credit ($1.0 million) in 2006 and no drawdown in 2007.

We have $3.5 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. We have also entered into purchase commitments to suppliers under blanket purchase orders in the amount of $0.1 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended October 31, 2006, and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We sell products and services for radiation therapy treatment of cancer, including intensity modulated radiation therapy (“IMRT”), image guided radiation therapy (“IGRT”), as well as brachytherapy. Product revenue consists of brachytherapy seeds and accessories, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC and Crane products. Software revenues consist of IMRT treatment planning software, including Corvus, Peacock, and nomosSTAT, and our IGRT products. Service revenue consists of warranty revenue and maintenance service agreements.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended January 31, 2007, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

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

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2007, that has materially affected or is reasonably like to materially affect our internal control over financial reporting.

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

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $3.2 million in the three months ended January 31, 2007, and $17.1 million, $55.5 million and $36.3 million in our fiscal years ended October 31, 2006, 2005 and 2004, respectively. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $15.0 million at October 31, 2004 to $4.3 million at January 31, 2007. The decrease over the past two year period was primarily attributed to net cash payments of $32.2 million used in continuing operating activities, $0.7 million used in the discontinued Theseus operations, and $0.8 million used for capital expenditures, partially offset by $22.0 million net proceeds from the sale of common stock and warrants, and $1.1 million in cash received from the exercise of stock options and our employee stock purchase plan.

The negative cash flow we have sustained has materially reduced our working capital, which in turn, could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has and continues to take actions to improve our results. These actions include reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including, our ability to obtain favorable financing, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, and the level of demand for our products. In addition, our lines of credit with Silicon Valley Bank and Partners For Growth expire on October 3, 2007 and September 28, 2007, respectively, and there is no assurance that they will be renewed.

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

         The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in our market, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing products. Without successful new product introductions, our revenues likely will continue to suffer. Even if customers accept new or enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins. In July 2006 we received FDA 510(k) clearance for our nomosSTAT product, which represents the next generation of our previously marketed PEACOCK product. The successful marketing of nomosSTAT is critical to our ability to achieve our sales targets for fiscal 2007. Any lack of acceptance in the market for nomosSTAT may result in a materially adverse impact on our financial results.

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

In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the fourth quarter of 2006, our shares had an average daily trading volume of only approximately 36,000 shares. In connection with our June 2006 sale of common stock and accompanying warrants, we filed resale registration statements covering an aggregate of up to 12,291,934 shares of common stock and 6,145,967 shares of common stock issuable to upon exercise of warrants for the benefit of the selling security holders. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us during the quarter ended January 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2006	7,640	$1.00	7,640	$9,859,000.
December 1 - 31, 2006	14,955	$0.99	14,955	$9,844,000.
January 1 - 31, 2007	4,100	$1.01	4,100	$9,840,000.

Total	26,695	$1.00	26,695

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of January 31, 2007 and October 31, 2006, a cumulative total of 48,795 shares and 22,100 shares had been repurchased by the Company at a cost of $160,000 and $133,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor.

Item 6. Exhibits

( )	Exhibits.

Exhibits No.	Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

March 16, 2007	By:	/s/ L. Michael Cutrer

Name: L. Michael Cutrer Title: President and Chief Executive Officer (Principal Executive Officer)

March 16, 2007	By:	/s/ James W. Klingler

Name: James W. Klingler Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)