Form 10-Q
period 2007-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2007-06-14
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

or

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

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of June 1, 2007 was 29,298,016 shares.

NORTH AMERICAN SCIENTIFIC, INC.

Index

Page

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of April 30, 2007 and October 31, 2006	3

Consolidated Statements of Operations for the three and six months ended
April 30, 2007 and 2006	4

Consolidated Statements of Cash Flows for the six months ended April 30, 2007 and 2006	5

Condensed Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

Part II - Other Information

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	April 30, 2007	October 31, 2006
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,223,000	$903,000
Marketable securities, held to maturity	859,000	8,420,000
Accounts receivable, net of reserves	4,569,000	4,711,000
Inventories, net of reserves	4,333,000	4,202,000
Prepaid expenses and other current assets	1,562,000	1,085,000
Total current assets	12,546,000	19,321,000
Equipment and leasehold improvements, net	2,094,000	2,400,000
Goodwill	2,564,000	2,564,000
Intangible assets, net	2,218,000	2,532,000
Other assets	235,000	381,000
Total assets	$19,657,000	$27,198,000
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,630,000	$2,406,000
Accrued expenses	3,353,000	3,940,000
Deferred revenue	3,524,000	3,664,000
Total current liabilities	8,507,000	10,010,000
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares
Issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,504,037
and 29,447,270 shares issued 29,298,016 and 29,336,144 shares outstanding as of April 30, 2007 and October 31, 2006, respectively	298,000	298,000
Additional paid-in capital	144,974,000	144,543,000
Treasury stock, at cost - 206,021 and 111,126 common shares as of April 30, 2007 and October 31, 2006, respectively	(227,000)	(133,000)
Accumulated deficit	(133,895,000)	(127,520,000)
Total stockholders’ equity	11,150,000	17,188,000
Total liabilities and stockholders’ equity	$19,657,000	$27,198,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,				Six months ended April 30,
	2007		2006		2007		2006
Revenue
Product		$4,276,000		$5,835,000		$9,773,000		$11,004,000
Service		1,936,000		2,222,000		4,000,000		4,580,000
Total revenue		6,212,000		8,057,000		13,773,000		15,584,000
Cost of revenue
Product		3,519,000		4,190,000		7,047,000		8,045,000
Service		592,000		941,000		1,326,000		1,762,000
Total cost of revenue		4,111,000		5,131,000		8,373,000		9,807,000
Gross profit		2,101,000		2,926,000		5,400,000		5,777,000
Operating expenses
Selling expenses		1,466,000		2,331,000		3,557,000		4,185,000
General and administrative expenses		2,404,000		2,617,000		5,438,000		4,811,000
Research and development		1,202,000		1,416,000		2,429,000		2,740,000
Amortization of intangible assets		157,000		157,000		313,000		314,000
Total operating expenses		5,229,000		6,521,000		11,737,000		12,050,000
Loss from operations		(3,128,000)		(3,595,000)		(6,337,000)		(6,273,000)
Interest and other income (expense), net		(51,000)		(100,000)		(38,000)		(97,000)
Loss before provision for income taxes		(3,179,000)		(3,695,000)		(6,375,000)		(6,370,000)
Loss from continuing operations		(3,179,000)		(3,695,000)		(6,375,000)		(6,370,000)
Net loss		$(3,179,000)		$(3,695,000)		$(6,375,000)		$(6,370,000)
Basic and diluted loss per share:	$	(0.11)	$	(0.22)	$	(0.22)	$	(0.38)
Weighted average number of shares outstanding		29,335,385		16,988,863		29,332,148		16,975,087

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,375,000)	$(6,370,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754,000	784,000
Amortization of warrants	159,000	47,000
Share-based compensation expense	375,000	479,000
Provision for doubtful accounts	(263,000)	450,000
Provision for inventory adjustments	(99,000)	224,000
Loss on sale of equipment	4,000	—
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	406,000	(1,714,000)
Inventories	(32,000)	(402,000)
Prepaid and other current assets	(490,000)	(420,000)
Accounts payable	(776,000)	384,000
Accrued expenses	(587,000)	(1,384,000)
Deferred revenue	(140,000)	(96,000)
Net cash used in continuing operations	(7,064,000)	(8,018,000)
Net cash used in discontinued operation	—	(81,000)
Net cash used in operating activities	(7,064,000)	(8,099,000)
Cash flows from investing activities:
Proceeds from maturity of marketable securities	7,561,000	993,000
Proceeds from sale of equipment	14,000	—
Capital expenditures	(152,000)	(155,000)
Net cash provided by investing activities	7,423,000	838,000
Cash flow from financing activities:
Proceeds from line of credit	—	3,314,000
Proceeds from long-term debt	—	3,000,000
Proceeds from exercise of stock options and stock purchase plan	55,000	70,000
Purchase of stock for treasury	(94,000)	—
Net cash (used in) provided by financing activities	(39,000)	6,384,000
Net increase (decrease) in cash and cash equivalents	320,000	(877,000)

Cash and cash equivalents at beginning of period	903,000	2,630,000
Cash and cash equivalents at end of period	$1,223,000	$1,753,000

Supplemental disclosure:
In the six months ended April 30, 2006, the Company has issued warrants with an estimated fair value totaling $526,000 to a bank and a debt provider as consideration for entering into Loan and Security Agreements. See Note 9 to the Financial Statements.
In the six months ended April 30, 2007 and 2006, respectively, there were no cash flows from investing activities or from financing activities associated with discontinued operations.

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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $6.4 million in the six months ended April 30, 2007, and $17.1 million, $55.5 million and $36.3 million for the years ended October 31, 2006, 2005 and 2004, respectively. We have used cash in operations of $7.1 million in the six months ended April 30, 2007, and $15.9 million, $11.9 million and $23.1 million for the years ended October 31, 2006, 2005 and 2004, respectively.  As of April 30, 2007, we had an accumulated deficit of $133.9 million; cash, cash equivalents and marketable securities of $2.1 million, and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, funds to be raised by the Company through an equity or debt financing, as well as the Company’s anticipated available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we expect that we will need to raise additional financing in fiscal 2007 to support the launch of ClearPath and fund our continuing operations and other activities. Management also expects that in future periods new products and services will provide additional cash flow, although we are presently placing an emphasis on controlling expenses.  However, there is no assurance that the Company will be successful with its plans.  If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or the Company’s lines of credit (which presently expire on September 28 and October 3, 2007, respectively) are insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Revenue Recognition

The Company sells products for radiation therapy treatment, including brachytherapy seeds used in the treatment of cancer, and IMRT and IGRT products and services, and non-therapeutic radiation sources.  Product revenue consists of brachytherapy, non-therapeutic sources, and certain IMRT hardware devices, including our MiMIC and Crane products. Software revenues consist of IMRT treatment planning software Corvus, Peacock, and nomosSTAT, and our IGRT products. Service revenue consists of warranty revenue and maintenance service agreements.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the six months ended April 30, 2007 and 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the six months ended April 30, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made subsequent to October 31, 2005. A total of 1,815,000, and 1,303,000 stock option grants were awarded to employees during the six months ended April 30, 2007 and 2006, respectively, and a total of 150,000 stock option grants were awarded to directors on May 3, 2006 and June 14, 2006.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123 and SFAS 148. Note that the stock option grants on March 16, 2006 included a total of 650,500 stock options that contain certain market condition requirements (“2007 Premium Price Awards”) The 2007 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $3.35 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2007 Premium Price Awards also include a market condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $3.35 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the market condition is not satisfied by the third anniversary of the date of grant, the 2007 Premium Price Awards will not vest. Subject to the attainment of the market condition by the Company’s common stock, the 2007 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on the second anniversary of the grant date of March 16, 2006. The 2007 Premium Price Awards have a term of 8 years from the date of grant. As of April 30, 2007 the market condition for the vesting of the 2007 Premium Price Awards has not been met. Share-based compensation expense related to stock options and employee stock purchases, including the 2007 Premium Price Awards, of $170,000 and $221,000 for the three months ended April 30, 2007 and 2006, respectively, and $375,000 and $479,000 for the six months ended April 30, 2007 and 2006, respectively, was recorded in the financial statements as a component of general and administrative expense.

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

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006

Net loss	$(3,179,000)	$(3,695,000)	$(6,375,000)	$(6,370,000)
Weighted average shares outstanding - basic	29,335,385	16,988,863	29,332,148	16,975,087
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	29,335,385	16,988,863	29,332,148	16,975,087
Basic loss per share	$(0.11)	$(0.22)	$(0.22)	$(0.38)
Diluted loss per share	$(0.11)	$(0.22)	$(0.22)	$(0.38)

Stock options to purchase 3,305,214 and 2,896,940 common shares for the three months ended April 30, 2007, and 2006, respectively, and 3,236,264 and 2,576,027 common shares for the six months ended April 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Significant Concentrations

As of April 30, 2007, there was no customers that made up more than 10% of revenues and four customers that each made up more than 5% of accounts receivable, and one supplier that made up more than 10% of purchases and more than 5% of accounts payable.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is currently evaluating the effect that the application of SFAS No. 157 will have on its financial position, results of operations or cash flows.

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

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Revenues

IMRT/IGRT	$2,424,000	$4,831,000	$6,070,000	$9,506,000
Radiation Sources	3,788,000	3,226,000	7,703,000	6,078,000
	$6,212,000	$8,057,000	$13,773,000	$15,584,000

Loss from Operations

IMRT/IGRT	$(1,740,000)	$(1,907,000)	$(3,513,000)	$(3,358,000)
Radiation Sources	(1,388,000)	(1,688,000)	(2,824,000)	(2,915,000)
	$(3,128,000)	$(3,595,000)	$(6,337,000)	$(6,273,000)

	April 30,	October 31,
	2007	2006

Goodwill
IMRT/IGRT	$2,564,000	$2,564,000

	$2,564,000	$2,564,000

Total assets
IMRT/IGRT	$12,042,000	$15,789,000
Radiation Sources	7,615,000	11,409,000

	$19,657,000	$27,198,000

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

 The Company had no revenues or expenses from the discontinued operation during the three months and six months ended April 30, 2007 and 2006, respectively, and no assets or liabilities are recorded on the Company’s balance sheet as of April 30, 2007 or October 31, 2006.

NOTE 4—MARKETABLE SECURITIES

Marketable securities consist of the following:

	April 30, 2007	October 31, 2006
Securities held to maturity:
Corporate and government bonds	$859,000	$4,886,000
Commercial paper	—	2,947,000
Certificate of deposits and other	—	587,000
	859,000	8,420,000
Less: current portion	(859,000)	(8,420,000)
Non-current portion	$—	$—

The amortized cost of all held to maturity securities approximates fair value. At April 30, 2007, the entire balance of investments in debt securities matures within one year.

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

Accounts receivable consist of the following:

	April 30, 2007	October 31, 2006
Accounts receivable - trade	$5,409,000	$5,815,000
Less: allowance for doubtful accounts	(840,000)	(1,104,000)
	$4,569,000	$4,711,000

The provision for doubtful accounts was $(522,000), and $(120,000) for the three months ended April 30, 2007 and 2006, respectively, and $(263,000) and $450,000 for the six months ended April 30, 2007 and 2006, respectively.

NOTE 6—INVENTORIES

Inventories consist of the following:

	April 30, 2007	October 31, 2006
Raw materials	$4,665,000	$4,691,000
Work in process	168,000	174,000
Finished goods	1,982,000	1,959,000
Reserve for excess inventory	(2,482,000)	(2,622,000)
	$4,333,000	$4,202,000

Adjustments to the reserve for excess inventory included in cost of sales was $(78,000) and $193,000 for the three months ended April 30, 2007 and 2006, respectively, and $(99,000) and $224,000 for the six months ended April 30, 2007 and 2006, respectively.

NOTE 7—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	April 30, 2007	October 31, 2006
Furniture, fixtures and equipment	$6,586,000	$6,528,000
Leasehold improvements	2,369,000	2,312,000
	8,955,000	8,840,000
Less: accumulated depreciation	(6,861,000)	(6,440,000)
	$2,094,000	$2,400,000

Depreciation expense was $221,000, $227,000, for the three months ended April 30, 2007 and 2006, respectively, and $441,000 and $472,000 for the six months ended April 30, 2007 and 2006, respectively.

NOTE 8—INTANGIBLE ASSETS

	April 30, 2007	October 31, 2006
Amortizable intangible assets
Purchased technology	$3,129,000	$3,129,000
Existing customer relationships	1,770,000	1,770,000
Trademark	1,666,000	1,666,000
Patents and licenses	98,000	98,000

	6,663,000	6,663,000
Less: accumulated amortization	(4,445,000)	(4,131,000)

	$2,218,000	$2,532,000

Amortization expense was $157,000 for each three month period ended April 30, 2007 and 2006, and $314,000 for each six month period ended April 30, 2007 and 2006.

The estimate of aggregate amortization expense for the subsequent years is as follows:

For the Years Ended April 30,

2007	$627,000
2008	627,000
2009	627,000
2010	337,000

$2,218,000

NOTE 9 - BORROWINGS

Line of Credit

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit had a term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate, which was 8.25% on April 30, 2007, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

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

On October 31, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the Bank.  The Second Amendment extended the term of the line of credit to October 3, 2007 and revised certain terms of the Loan Agreement. Specifically, the Second Amendment decreased the amount available under the line of credit from $5 million to $4 million, and increased the minimum tangible net worth that must be maintained by the Company from $1.5 million to $5 million. Borrowings under the line of credit continue to be subject to a borrowing base formula. Borrowings now bear interest at the prime rate until such time as the Company’s quick ratio, which is defined as the ratio of unrestricted cash plus the Company’s net accounts receivable to the Company’s current liabilities, falls below 1.00 to 1.00. At such time as the Company’s quick ratio falls below 1.00 to 1.00, borrowings will bear interest at the prime rate plus 1.50%, and the Company will pay a fee of 0.50% per annum on the unused portion of the line of credit, and a collateral handling fee in an amount equal to $2,000 per month. No borrowings were outstanding against the Line of Credit as of April 30, 2007.

Subordinated Debt

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, LLC (the “Debt Provider”), for a secured, revolving line of credit of up to $4,000,000, which will supplement an existing line of credit provided by Silicon Valley Bank. The line of credit has a term of eighteen months. Borrowings under the line of credit are subject to a borrowing base formula. The Company has paid interest on the borrowings under the line of credit at prime rate as quoted in the Wall Street Journal, which on April 30, 2007 was 8.25%. Amounts owing under the line of credit are secured by all of the assets of the Company and are subordinated to amounts owing under the line of credit with Silicon Valley Bank. The line of credit does not contain financial covenants; however the Company is subject to other customary covenants, including reporting requirements, and events of default. In connection with the Loan Agreement, the Company also granted the Debt Provider a warrant to purchase 395,000 shares of the Company’s common stock at an exercise price of $1.89 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006, and pursuant to the anti-dilution terms of the warrant issued to the Debt Provider, the warrant was amended to increase the number of shares of the Company’s common stock that the Debt Provider can purchase from 395,000 shares to 555,039 shares, and the exercise price was decreased from $1.89 per share to $1.35 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$2.05
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The issuance of the warrant has been accounted for as a loan origination fee. As such, the value of the warrant has been deferred and is being amortized over the life of the loan at $26,500 per month and is included in Interest and Other Expense on the Income Statement. No borrowings were outstanding against the Loan Agreement as of April 30, 2007.

NOTE 10—STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Authorized Shares of Common Stock

Pursuant to a consent solicitation dated April 5, 2007, a majority of the Company’s shareholders consented to amend the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 40,000,000 shares to 100,000,000 shares on April 20, 2007. The Company used some of the additional authorized shares to cover the grant of stock options to the Company’s President and Chief Executive Officer and the Company intends to use some of the shares for issuance in connection with the Company’s stock-based benefit plans, as well as for future equity financings and other corporate purposes.

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

On May 3, 2006, the Company’s shareholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 1,700,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. As of April 30, 2007, 531,650 shares were terminated, expired unexercised or forfeited in the 1996 Plan and were transferred to the 2006 Plan. During the three months and six months ended April 30, 2007, stock options for an aggregate 615,000 shares were granted to employees under the 2006 Plan, There were no equity awards granted under the 2006 Plan during the three months and six months periods ended April 30, 2006. At April 30, 2007, there were 1,616,650 shares available for grant under the 2006 Plan.

In March 2003, the Company's shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant. In the three months and six months ended April 30, 2007, no stock options shares were granted to non-employee directors under the Directors’ Plan. At April 30, 2007, there were 85,000 shares available for grant under the Directors’ Plan.

On April 23, 2007 the Company granted stock options with respect to 1,800,000 shares of its common stock in connection with the employment by the Company of its new CEO. (See Note 11 - Commitments and Contingencies). Options with respect to 600,000 shares of the Company’s common stock were issued under the 2006 Plan. Options with respect to the remaining 1,200,000 shares of the Company’s common stock were issued as a stand-alone grant outside the 2006 Plan as approved by written consent of a majority of shareholders on April 20, 2007. The stock options have an exercise price of $1.16, which was equal to the fair market value per share of the Company’s common stock on the grant date. All of the options have a term of ten years and vest monthly over a four-year period. The options remain exercisable until the earlier of the expiration of the term of the option or (i) three months following Mr. Rush’s date of termination in the case of termination for reasons other than cause, death or disability (as such terms are defined in his employment agreement) or (ii) 12 months following Mr. Rush’s date of termination in the case of termination on account of death or disability. In the event that Mr. Rush is terminated for cause, all outstanding options, whether vested or not, will immediately lapse.

At April 30, 2007, a total of 6,633,450 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2004	1,579,742	3,253,821	$0.03 - $24.54
Granted	(275,000)	275,000	$2.25 - $3.66
Forfeited and expired	427,699	(427,699)	$1.11 - $16.75
Exercised	—	(687,013)	$1.11 - $1.96
Balance at October 31, 2005	1,732,441	2,414,109	$0.03 - $24.54
Granted	(1,453,000)	1,453,000	$1.92 - $3.35
Forfeited and expired	(194,441)	(426,618)	$1.11 - $16.75
Exercised	—	(2,186)	$1.11 - $1.12
Additional shares reserved	1,700,000	—
Balance at October 31, 2006	1,785,000	3,438,305	$0.03 - $24.54
Granted	(1,815,000)	1,815,000	$0.93 - $1.16
Forfeited and expired	531,650	(321,505)	$0.70 - $8.80
Exercised	—	—	—
Additional shares reserved	1,200,000	—	—
Balance at April 30, 2007	1,701,650	4,931,800	$0.03 - $24.54

There were 1,842,533, 1,878,663 and 1,873,220 options exercisable with weighted average exercise prices of $8.85, $8.57 and $8.79 at April 30, 2007, October 31, 2006 and 2005, respectively.

The following table summarizes options outstanding at April 30, 2007 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.03 - $1.12	119,849	4.81	$1.02	99,704	$1.03
$1.13 - $1.16	1,800,000	9.98	1.16	—	—
$1.17 - $6.65	1,595,058	6.42	3.15	385,935	4.26
$6.66 - $16.75	1,309,933	4.92	9.55	1,249,934	9.62
$16.76 - $24.54	106,960	1.41	23.68	106,960	23.68
	4,931,800	7.18	$4.52	1,842,533	$8.85

The average fair value for accounting purposes of options granted was $0.65, $1.09 and $2.47 for the six months ended April 30, 2007 and for the years ended October 31, 2006 and 2005, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of April 30, 2007 and October 31, 2006:
	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value
As of October 31, 2006:
Employee Options Outstanding	3,438,305	$6.06	5.81	$56,500
Employee Options Expected to Vest	1,559,642	$2.68	7.14	$—
Employee Options Exercisable	1,878,663	$8.57	4.52	$56,500

As of April 30, 2007
Employee Options Outstanding	4,931,800	$4.52	7.18	$13,838
Employee Options Expected to Vest	3,089,267	$1.35	7.50	$23,167
Employee Options Exercisable	1,842,533	$8.85	4.53	$11,512

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

	Six Months Ended April 30	Year Ended October 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	61%	63%	82%
Risk-free interest rate	4.8%	4.9%	3.9%
Expected life	5 years	5 years	5 years

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

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan ("the ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In the six months ended April 30, 2007 and the years ended October 31, 2006 and 2005, the shares issued under the ESPP were 56,767, 96,489 and 59,742 shares, respectively. At April 30, 2007 and October 31, 2006, 17,072 and 73,839 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of April 30, 2007 and October 31, 2006, a cumulative total of 116,995 and 22,100 shares had been repurchased by the Company at a cost of $227,000 and $133,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $121,000 to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Total rent expense was $220,000 and $225,000 for the three months ended April 30, 2007 and 2006, respectively, and $443,000 and $450,000, for the six months ended April 30, 2007 and 2006, respectively.

Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended April 30,

2008	$694,000
2009	538,000
2010	538,000
2011	538,000
2012	515,000
Thereafter	411,000

$3,234,000

Third Party License Agreements

We license from third parties some of the technologies used in our core products. The following are the minimum annual royalty amounts under each of the agreements:

Lawrence Livermore National Laboratory	$25,000
Wisconsin Alumni Research Foundation	15,000
University of Texas	50,000
National Research Council of Canada	30,000
IdeaMatrix, Inc.	125,000
University of South Florida Research Foundation, Inc.	50,000

$295,000

Employment Agreements

On March 22, 2007, the Company entered into an employment agreement (the “Agreement”) with John B. Rush in connection with his employment as the Company’s new President and Chief Executive Officer. Mr. Rush’s base salary will be $350,000. Mr. Rush will also be eligible to receive an annual bonus, if any, based upon performance goals approved by the Board or the Compensation Committee of the Board, in consultation with Mr. Rush, in an amount, not to exceed 60% of his base salary, to be determined by the Compensation Committee. For the period beginning on April 23,2007 and ending the last day of the Company’s fiscal year, October 31, 2007, Mr. Rush will receive a guaranteed, minimum, pro-rated bonus of 30% of his base salary.

On April 23, 2007, the Company granted stock options to Mr. Rush with respect to 1,800,000 shares of our common stock. The stock options have an exercise price of $1.16, which was equal to the fair market value per share of our common stock on the grant date. In addition, in the event that within 24 months of April 23, 2007, the Company issues additional shares of stock in connection with raising capital in a private placement transaction, the Company is required to grant options to Mr. Rush to acquire an additional number of shares of common stock equal to 3% of the number of shares issued in connection with such transaction (the “Additional Shares”).

All of the options have a term of ten years and vest monthly over a four-year period. The options remain exercisable until the earlier of the expiration of the term of the option or (i) three months following Mr. Rush’s date of termination in the case of termination for reasons other than cause, death or disability (as such terms are defined in his employment agreement) or (ii) 12 months following Mr. Rush’s date of termination in the case of termination on account of death or disability. In the event that Mr. Rush is terminated for cause, all outstanding options, whether vested or not, will immediately lapse.

In the event (a) Mr. Rush’s employment is terminated by the Company at any time after April 23, 2007 for any reason other than Mr. Rush’s death, disability or “cause” (as defined in the Agreement) or (b) Mr. Rush resigns for a “good reason” (as defined in the Agreement), Mr. Rush will receive his base salary in effect on the date of termination for a period ending 12 months following the date of termination.

In the event of a “Control Termination” (as defined in the Agreement), Mr. Rush will be entitled to receive his base salary in effect on the date of termination and group health benefits for a period ending 12 months following the date of termination and, in addition, Mr. Rush shall, as of the date of the Control Termination, become fully vested in any unvested options previously granted to him.

Mr. Rush’s employment agreement also provides that the Company will make a tax gross-up payment to Mr. Rush in the event that payments to Mr. Rush on account of a change in control constitute an excess parachute payment subject to an excise tax under Section 4999 of the Code. Similarly, the Company will make a tax gross-up payment to Mr. Rush for any excise tax in the event that amounts or benefits payable to Mr. Rush are determined to be subject to the excise tax on nonqualified deferred compensation under Section 409A of the Code.

In the event that any amount payable upon Mr. Rush’s termination would be determined to be “non-qualified deferred compensation” subject to Section 409A of the Code, the Company may delay payment for six months, in order to comply with Section 409A of the Code.

On November 2, 2006, the Company announced that Mr. Cutrer will transition from the position of President and Chief Executive Officer to become the Company’s Executive Vice President and Chief Technology Officer upon his successor being identified and joining the Company. As part of this transition process, on December 21, 2006, the Company and Mr. Cutrer entered into a First Amended and Restated Employment Agreement (the “Amended Agreement”), which became effective with the employment of Mr. Rush (the “Effective Date”). Under the Amended Agreement, Mr. Cutrer’s annual base salary will be $280,000. In addition, Mr. Cutrer will be eligible to receive an annual bonus, if any, based upon performance goals approved by the Compensation Committee or the Board in an amount to be determined in the sole discretion of the Compensation Committee or the Board. If Mr. Cutrer meets or exceeds the performance goals for a particular measuring year, the annual bonus may not be less than 25% of his base salary.

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

The Company also maintains employment agreements with certain other key management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

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

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, funds to be raised by the Company through an equity or debt financing, as well as the Company’s anticipated available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we expect that we will need to raise additional financing in fiscal 2007 to support the launch of ClearPath and fund our continuing operations and other activities. Management also expects that in future periods new products and services will provide additional cash flow, although we are presently placing an emphasis on controlling expenses.  However, there is no assurance that the Company will be successful with its plans.  If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or the Company’s lines of credit (which presently expire on September 28 and October 3, 2007, respectively) are insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

On January 11, 2007, we announced that we had engaged CIBC World Markets Corporation as a financial advisor to assist us in identifying strategic opportunities for our IMRT/IGRT business segment that could enhance shareholder value.

Results of Operations

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Total Revenue
	Three Months Ended April 30,
	2007	2006	% Change
($ millions)
IMRT/IGRT Products	$0.5	$2.6	(81)%
IMRT/IGRT Services	1.9	2.2	(14)%
Total IMRT/IGRT	$2.4	$4.8	(50)%
Radiation Sources	3.8	3.3	17%
	$6.2	$8.1	(23)%

Total revenue decreased 23% to $6.2 million for the three months ended April 30, 2007 from $8.1 million for the three months ended April 30, 2006. The decrease in revenue is due to a $2.4 million, or 50%, decline in product and service revenues from our IMRT/IGRT business, partially offset by a 17% increase of net sales in our Radiation Sources products. The increase in our Radiation Sources business reflects a 21% increase in sales of our brachytherapy seeds and accessories, with increased product sales partially offset by a decline in average selling prices, and a 10% increase in sales of our non-therapeutic products. The decrease in the IMRT/IGRT revenue results from a decline in both the number of products sold and in average selling prices due to competition. Our service revenue is related to our IMRT/IGRT business, and decreased $0.3 million, or 14%, to $1.9 million for the three months ended April 30, 2007 from $2.2 million for the three months ended April 30, 2006.

Gross profit
	Three Months Ended April 30,
	2007	2006	% Change
($ millions)
IMRT/IGRT Products	$(0.4)	$0.8	(150)%
IMRT/IGRT Services	1.3	1.3	---%

Total IMRT/IGRT	$0.9	$2.1	(57)%
Radiation Sources	1.2	0.8	47%

	$2.1	$2.9	(28)%

	Three Months Ended April 30,
	2007	2006	% Point Change
(% of Revenue)
IMRT/IGRT Products	(80)%	31%	(101)%
IMRT/IGRT Services	68%	59%	9%

Total IMRT/IGRT	38%	44%	(6)%
Radiation Sources	32%	25%	7%

	34%	36%	(2)%

Gross profit decreased $0.8 million, or 28%, to $2.1 million for the three months ended April 30, 2007 from $2.9 million for the three months ended April 30, 2006. The decrease in our gross profit is primarily due to reduced revenues of our IMRT/IGRT business, partially offset by increased product sales and reduced cost of outside stranding in our Radiation Sources business. Gross profit for the three months ended April 30, 2007 consisted of $0.9 million from our IMRT/IGRT business and $1.2 million from our Radiation Sources business. The gross profit on our service revenue, related to our IMRT/IGRT business, remained consistent period over period at $1.3 million for the three months ended April 30, 2007 and 2006, respectively.

Gross profit as a percent of sales decreased from 36% in the three months ended April 30, 2006 to 34% in three months ended April 30, 2007 primarily due to reduced revenues of our IMRT/IGRT business, partially offset by increased product sales and reduced cost of outside stranding in our Radiation Sources business. Gross profit as a percent of sales by business segment for the three months ended April 30, 2007 consisted of 38% of sales from our IMRT/IGRT business and 32% of sales from our Radiation Sources business. We anticipate that gross profit margins of both businesses will improve over time with the anticipated increase in sales volumes as new products are introduced.

Selling and marketing expenses
	Three Months Ended April 30,
	2007	2006	% Change
($ millions)
Selling and marketing expenses	$1.5	$2.3	(35)%
As a percent of total revenue	24%	28%

Selling and marketing expenses comprised primarily of salaries, commissions, and marketing costs, decreased $0.8 million, or 35%, to $1.5 million for the three months ended April 30, 2007, from $2.3 million for the three months ended April 30, 2006. The decrease in selling and marketing expenses is primarily attributed to reduced personnel expenses and lower sales commissions related to the decreased sales of IMRT/IGRT products.

General and administrative expenses ("G&A")
	Three Months Ended April 30,
	2007	2006	% Change
($ millions)
General and administrative expenses	$2.4	$2.6	(8)%
As a percent of total revenue	39%	32%

G&A decreased $0.2 million, or 8%, to $2.4 million for the three months ended April 30, 2007, from $2.6 million for the three months ended April 30, 2006. The decrease in G&A is primarily attributed to a $0.5 million decrease in the allowance for bad debts resulting from improved collections of receivables, partially offset by increased legal fees.
.

Research and development (“R&D”)
	Three Months Ended April 30,
	2007	2006	% Change
($ millions)
Research and development expenses	$1.2	$1.4	(14)%
As a percent of total revenue	19%	17%

R&D decreased $0.2 million or 14%, to $1.2 million for the three months ended April 30, 2007, from $1.4 million for the three months ended April 30, 2006. The decrease in R&D spending is primarily due to reduced project spending in IMRT/IGRT business, partially offset by increased spending on product development in our Radiation Sources business relating to our ClearPath™ breast brachytherapy device.

Amortization of intangible assets. Amortization of intangible assets was $0.2 million in the three months ended April 30, 2007 and 2006.

Interest and other income (expense), net. Interest and other income (expense) was $(0.1) million in the three months ended April 30, 2007 and 2006.

Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006

Total Revenue	Six Months Ended April 30,
	2007	2006	% Change
($ millions)
IMRT/IGRT Products	$2.1	$4.9	(57)%
IMRT/IGRT Services	4.0	4.6	(13)%

Total IMRT/IGRT	$6.1	$9.5	(36)%
Radiation Sources	7.7	6.1	26%

	$13.8	$15.6	(12)%

Total revenue decreased 12% to $13.8 million for the six months ended April 30, 2007 from $15.6 million for the six months ended April 30, 2006. The decrease in revenue is due to a $3.4 million, or 36%, decline in product and service revenues from our IMRT/IGRT business, partially offset by a $1.6 million, or 26%, increase of net sales in our Radiation Sources products. The increase in our Radiation Sources business reflects a 24% increase in sales of our brachytherapy seeds and accessories, with increased product sales partially offset by a decline in average selling prices, and a 36% increase in sales of our non-therapeutic products. The decrease in the IMRT/IGRT revenue results from a decline in both the number of products sold and in average selling prices due to competition. Our service revenue is related to our IMRT/IGRT business, and decreased $0.6 million, or 13%, to $4.0 million for the six months ended April 30, 2007 from $4.6 million for the six months ended April 30, 2006.

Gross profit
	Six Months Ended April 30,
	2007	2006	% Change
($ millions)
IMRT/IGRT Products	$0.1	$1.4	(93)%
IMRT/IGRT Services	2.7	2.8	(4)%

Total IMRT/IGRT	$2.8	$4.2	(33)%
Radiation Sources	2.6	1.6	63%

	$5.4	$5.8	(7)%

	Six Months Ended April 30,
	2007	2006	% Point Change
(% of Revenue)
IMRT/IGRT Products	5%	29%	(24)%
IMRT/IGRT Services	68%	61%	7%

Total IMRT/IGRT	46%	44%	2%
Radiation Sources	34%	26%	8%

	39%	37%	2%

Gross profit decreased $0.4 million, or 7%, to $5.4 million for the six months ended April 30, 2007 from $5.8 million for the six months ended April 30, 2006. The decrease in our gross profit is primarily due to reduced revenues of our IMRT/IGRT business, partially offset by increased product sales and reduced cost of outside stranding in our Radiation Sources business. Gross profit for the six months ended April 30, 2007 consisted of $2.8 million from our IMRT/IGRT business and $2.6 million from our Radiation Sources business. The gross profit on our service revenue, related to our IMRT/IGRT business, decreased $0.1 million, or 4%, to $2.7 million for the six months ended April 30, 2007 from $2.8 million for the six months ended April 30, 2006.

Gross profit as a percent of sales increased from 37% in the six months ended April 30, 2006 to 39% in six months ended April 30, 2007 primarily due to increased product sales and reduced cost of outside stranding in our Radiation Sources business, and a shift in IMRT/IGRT revenues toward higher margin service revenues. Gross profit as a percent of sales by business segment for the six months ended April 30, 2007 consisted of 46% of sales from our IMRT/IGRT business and 34% of sales from our Radiation Sources business. We anticipate that gross profit margins of both businesses will improve over time with the anticipated increase in sales volumes as new products are introduced.

Selling and marketing expenses
	Six Months Ended April 30,
	2007	2006	% Change
($ millions)
Selling and marketing expenses	$3.6	$4.2	(14)%
As a percent of total revenue	26%	27%

Selling and marketing expenses comprised primarily of salaries, commissions, and marketing costs, decreased $0.6 million, or 14%, to $3.6 million for the six months ended April 30, 2007, from $4.2 million for the six months ended April 30, 2006. The decrease in selling and marketing expenses is primarily attributed to reduced personnel expenses and lower sales commissions related to the decreased sales of IMRT/IGRT products, partially offset by marketing expenses related to the ClearPath product and trade show expenses.

General and administrative expenses ("G&A")
	Six Months Ended April 30,
	2007	2006	% Change
($ millions)
General and administrative expenses	$5.4	$4.8	13%
As a percent of total revenue	39%	31%

G&A increased $0.6 million, or 13%, to $5.4 million for the six months ended April 30, 2007, from $4.8 million for the six months ended April 30, 2006. The increase in G&A is primarily attributed to $0.9 million increase in professional fees, partially offset by $0.3 million decrease in the allowance for bad debts resulting from improved collections of accounts receivable.

Research and development (“R&D”)
	Six Months Ended April 30,
	2007	2006	% Change
($ millions)
Research and development expenses	$2.4	$2.7	(11)%
As a percent of total revenue	17%	17%

R&D decreased $0.3 million or 11%, to $2.4 million for the six months ended April 30, 2007, from $2.7 million for the six months ended April 30, 2006. The decrease in R&D spending is primarily due to reduced project spending in IMRT/IGRT business, partially offset by increased spending on product development in our Radiation Sources business relating to our ClearPath™ breast brachytherapy device.

Amortization of intangible assets. Amortization of intangible assets was $0.3 million in the six months ended April 30, 2007 and 2006.

Interest and other income (expense), net. Interest and other income (expense) decreased by $0.1 million to less than $(0.1) million due to a decrease in the portfolio of marketable securities.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and private placements of our common stock.  We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, issuance of our common stock and /or debt, and our anticipated available lines of credit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of April 30, 2007, the Company has an accumulated deficit of $133.9 million; cash, cash equivalents and marketable securities of $2.1 million and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, funds to be raised by the Company through an equity or debt financing, as well as the Company’s anticipated available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we expect that we will need to raise additional financing in fiscal 2007 to support the launch of ClearPath and fund our continuing operations and other activities. Management also expects that in future periods new products and services will provide additional cash flow, although we are presently placing an emphasis on controlling expenses.  However, there is no assurance that the Company will be successful with its plans.  If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or the Company’s lines of credit (which presently expire on September 28 and October 3, 2007, respectively) are insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

At April 30, 2007, we had cash, and cash equivalents, and investments in marketable securities aggregating approximately $2.1 million, a decrease of approximately $7.2 million from $9.3 million at October 31, 2006. The decrease was primarily attributed to $7.1 million used in continuing operations and $0.1 million used for capital expenditures.

Cash flows used in operating activities decreased $1.0 million, or 12%, to $7.1 million for the six months ended April 30, 2007 from $8.1 million for the six months ended April 30, 2006, primarily due to improved collections of accounts receivable ($2.1 million), partially offset by increased payments to suppliers ($0.4 million), and a decrease in the allowance for doubtful accounts of $0.3 million compared to an increase of $0.4 million in the prior year. We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash flows provided by investing activities increased $6.6 million to $7.4 million for the six months ended April 30, 2007, from $0.8 million for the six months ended April 30, 2006. The increase reflects the additional draw down of our balance of marketable securities to fund operations.

Cash provided by financing activities decreased $6.4 million to less than $0.1 million for the six months ended April 30, 2007 from $6.4 million for the six months ended April 30, 2006. The decrease is due to a drawdown on the lines of credit of $6.3 million in 2006 and no drawdown in 2007.

We have $3.2 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. We have also entered into purchase commitments to suppliers under blanket purchase orders in the amount of $0.1 million.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is currently evaluating the effect that the application of SFAS No. 157 will have on its financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended April 30, 2007, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

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

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2007, that has materially affected or is reasonably like to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We have experienced significant losses and may continue to incur such losses in the future. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has materially declined. We expect that we will need to raise additional financing in fiscal 2007 to support the launch of ClearPath and fund our continuing operations and other activities. If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $6.4 million in the six months ended April 30, 2007, and $17.1 million, $55.5 million and $36.3 million in our fiscal years ended October 31, 2006, 2005 and 2004, respectively. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $15.0 million at October 31, 2004 to $2.1 million at April 30, 2007. In addition, our lines of credit with Silicon Valley Bank and Partners For Growth expire on October 3, 2007 and September 28, 2007, respectively, and there is no assurance that they will be renewed.

The negative cash flow we have sustained has materially reduced our working capital, which in turn, could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take actions to improve our results. These actions include reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including our ability to obtain additional financing, our ability to increase revenues and to reduce further our losses from operations, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, and the level of demand for our products.

The amount of working capital that we will need in the future will also depend on our efforts and many factors, including:

•	Our ability to successfully market and sell our products, including the successful launch of our new ClearPath device for treatment of breast cancer;
•	Continued scientific progress in our discovery and research programs;
•	Levels of sales and marketing that will be required to launch future products and achieve and maintain a competitive position in the marketplace for both existing and new products;
•	Structuring our businesses in alignment with their revenues to reduce operating losses;
•	Levels of inventory and accounts receivable that we maintain;
•	Level of capital expenditures;
•	Acquisition or development of other businesses, technologies or products;
•	The time and costs involved in obtaining regulatory approvals;
•	The costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims; and
•	The potential need to develop, acquire or license new technologies and products.

We presently expect that we will need to raise additional equity and/or debt financing, reduce operations and take other steps to achieve positive cash flow. We cannot assure you that we will be successful in these efforts or that any or some of the above factors will not negatively impact us. We believe that we will have or be able to raise sufficient cash to sustain us at least through the next twelve months.

Future financing transactions may have a dilutive or other negative effect on our existing shareholders.

In June 2006, the Company completed a private placement of shares of its common stock that also includes a significant number of warrants. This financing resulted in significant dilution of the Company’s current shareholders. In the future, the Company will likely endeavor to issue and sell additional equity, debt or convertible securities to raise capital. If the Company does so, the percentage ownership of the Company held by existing shareholders would be further reduced, and existing shareholders may experience significant dilution. In addition, new investors in the Company may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions. In addition, any debt securities that we may issue and sell in the future could result in increased debt on our balance sheet, additional interest and financing expense and/or decreased operating income.

Success of our recently announced plans to introduce a breast brachytherapy product will be dependent upon a variety of factors.

We recently announced the introduction of ClearPath, a new brachytherapy device for the treatment of breast cancer. Because we believe that our ClearPath product has certain technical and market advantages, we expect that this product may generate significant revenues in the future; however, successful technical development of our products does not guarantee successful commercialization. There are a number of factors which could adversely affect our ability to achieve this goal, including:

•	Successful completion of the launch of this product;
•	Our ability to protect our intellectual property through patents and licenses;
•	Our ability to successfully manufacture production quantities of the product;
•	The acceptance of the product by physicians and health professionals as an alternative to products with competitive technologies; and
•	Our ability to hire and train a direct sales force to sell the product;

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

We have experienced a significant deterioration of revenues in our IMRT/IGRT business. If we are unable to successfully develop and market new generations of IMRT/IGRT products, such as nomosSTAT, we may be unable to retain our existing customers or attract new customers. We are currently evaluating various strategic alternatives regarding this business.

We have seen a significant deterioration of revenues in our IMRT/IGRT business, in part because of our inability to timely and successfully develop and market new products. Many of our products and product candidates are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment. We are currently evaluating various strategic alternatives regarding this business, but there can be no assurance that an alternative will be found that will significantly enhance shareholder value.

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

Our new ClearPath-HDR device for treatment of breast cancer faces competition from Cytyc Corp. SenoRx, Inc. and BioLucent, Inc. The MammoSite RTS device from Cytyc Corp., currently the market leader, uses a balloon and catheter system to place the radiation source directly into the post-lumpectomy cavity. A device developed by SenoRx, Inc. also uses a balloon and catheter system to deliver the radiation dose. The SAVI device manufactured by BioLucent, Inc. does not use a balloon and is comprised of an expandable bundle of catheters. All of these devices are designed to connect to a source of high-dose-rate (HDR) radiation which is administered in a specially shielded room in a hospital.

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

         Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of Jobn B. Rush, our president and chief executive officer, L. Michael Cutrer, our executive vice president and chief technology officer, and James W. Klingler, our chief financial officer. Our future business and financial results could be adversely affected if the services of Messrs. Rush, Cutrer or Klingler or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

In 2006, we licensed intellectual property which was the subject of litigation brought by WorldWide Medical Technologies in U.S. District Court against both the Company as well as their former employee, Richard Terwilliger, who was previously our Vice-President of New Product Development. This intellectual property relates to the Company’s brachytherapy business, specifically, certain needle-loading and stranding technologies. While the Company does not believe that it has any liability in this matter, and is vigorously defending itself in the litigation, we cannot predict what effect an adverse result from this litigation would have on our future sales of the products at issue.

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

Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Asia and Europe. However, we have encountered difficulties in gaining acceptance of our products in foreign markets, where we have limited experience marketing, servicing and distributing our products, and where we will be subject to additional regulatory burdens and other risks.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $.88 and $2.21 in the fifty-two week period ended April 30, 2007. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In the second quarter of 2007, our shares had an average daily trading volume of only approximately 80,000 shares. In connection with our June 2006 sale of common stock and accompanying warrants, we filed resale registration statements covering an aggregate of up to 12,291,934 shares of common stock and 6,145,967 shares of common stock issuable to upon exercise of warrants for the benefit of the selling security holders. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us during the quarter ended April 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - 28, 2007	---	$	---	---	$9,840,000.
March 1 - 31, 2007	68,200		$0.92	68,200	$9,773,000.
April 1 - 30, 2007	---	$	---	---	$9,773,000.

Total	68,200		$0.92	68,200

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of April 30, 2007 and October 31, 2006, a cumulative total of 116,995 shares and 22,100 shares had been repurchased by the Company at a cost of $227,000 and $133,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor.

Item 4. Submission of Matters to a Vote of Security Holders

On April 5, 2007 the Company filed a Notice of Solicitation of Action of Stockholders By Written Consent In Lieu of Meeting of Stockholders with its stockholders of record as of the close of business on March 23, 2007, seeking consent on the following proposals:

(1) To amend the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 40,000,000 shares to 100,000,000 shares; and
(2) To ratify the grant of certain stock options to Mr. John Rush, the Company’s new President and Chief Executive Officer, to acquire shares of the Company’s common stock.

Proposal 1 to amend the Certificate of Incorporation and Proposal 2 to ratify the grant of certain stock options were approved. The number of shares cast for, withheld, abstained and broker non-votes with respect to each proposal were as follows:

Description	For	Withheld	Abstained	Broker Non-Votes

(1) Amend the Certificate of Incorporation	16,249,594	1,055,458	200	---
(2) Ratify the Grant of Certain Stock Options	14,684,556	2,620,696	---	---

Item 6. Exhibits

(a)	Exhibits.

Exhibits No.	Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

Date: June 14, 2007	By:	/s/ John B. Rush
Name: John B. Rush
Title: President and (Principal Executive Officer)

Date: June 14, 2007	By:	/s/ James W. Klingler
Name: James W. Klingler
Title:Senior Vice President and Chief Financial Officer (Principal Financial Officer)