Form 10-Q
period 2007-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2007-09-19
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of August 31, 2007 was 29,511,912 shares.

NORTH AMERICAN SCIENTIFIC, INC.

Index

		Page

	Part I - Financial Information
Item 1.	Financial Statements

Consolidated Balance Sheets as of July 31, 2007 and October 31, 2006		3

Consolidated Statements of Operations for the three and nine months ended
July 31, 2007 and 2006		4

Consolidated Statements of Cash Flows for the nine months ended
July 31, 2007 and 2006		5

Condensed Notes to the Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

	Part II - Other Information
Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

Signatures		52

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	July 31,	October 31,
	2007	2006
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,817,000	$903,000
Marketable securities, held to maturity	---	8,420,000
Accounts receivable, net of reserves	1,911,000	2,618,000
Inventories, net of reserves	1,775,000	1,284,000
Prepaid expenses and other current assets	909,000	830,000
Assets held for sale	3,634,000	11,377,000
Total current assets	10,046,000	25,432,000
Equipment and leasehold improvements, net	1,047,000	1,318,000
Goodwill	---	---
Intangible assets, net	117,000	138,000
Other assets	59,000	310,000
Total assets	$11,269,000	$27,198,000

Liabilities and Stockholders’ Equity

Current liabilities
Line of Credit	$1,363,000	$ ---
Accounts payable	2,468,000	2,406,000
Accrued expenses	3,422,000	3,790,000
Deferred revenue	---	---
Liabilities held for sale	3,263,000	3,814,000
Total current liabilities	10,516,000	10,010,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares
Issued	—	—
Common stock, $0.01 par value, 100,000,000 shares and 40,000,000 shares
authorized, 29,601,352 and 29,447,270 shares issued, 29,395,331 and 29,336,144 shares outstanding, as of July 31, 2007 and October 31, 2006, respectively	299,000	298,000
Additional paid-in capital	145,264,000	144,543,000
Treasury stock, at cost - 206,021 and 111,126 common shares as of July 31, 2007 and October 31, 2006, respectively	(227,000)	(133,000)
Accumulated deficit	(144,583,000)	(127,520,000)
Total stockholders’ equity	753,000	17,188,000
Total liabilities and stockholders’ equity	$11,269,000	$27,198,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,				Nine months ended July 31,

	2007		2006		2007		2006
Revenue -
Product		$3,438,000		$3,166,000		$11,140,000		$9,245,000
Total revenue		3,438,000		3,166,000		11,140,000		9,245,000
Cost of revenue -
Product		2,688,000		2,172,000		7,792,000		6,700,000
Total cost of revenue		2,688,000		2.172,000		7,792,000		6,700,000
Gross profit		750,000		994,000		3,348,000		2,545,000
Operating expenses
Selling expenses		1,060,000		654,000		2,845,000		1,972,000
General and administrative expenses		2,073,000		2,605,000		6,516,000		6,302,000
Research and development		518,000		182,000		1,282,000		715,000
Total operating expenses		3,651,000		3,441,000		10,643,000		8,989,000
Loss from operations		(2,901,000)		(2,447,000)		(7,295,000)		(6,444,000)
Interest and other (expense) income, net		(69,000)		(79,000)		(98,000)		(171,000)
Loss before provision for income taxes		(2,970,000)		(2,526,000)		(7,393,000)		(6,615,000)
Loss from continuing operations		(2,970,000)		(2,526,000)		(7,393,000)		(6,615,000)
Loss from discontinued operations, net of tax benefits		(7,718,000)		(2,107,000)		(9,670,000)		(4,388,000)
Net loss		$(10,688,000)		$(4,633,000)		$(17,063,000)		$(11,003,000)
Basic and diluted loss per share:
Net loss per share from continuing operations	$	(0.10)	$	(0.10)	$	(0.25)	$	(0.34)
Net loss per share from discontinued operations	$	(0.26)	$	(0.09)	$	(0.33)	$	(0.23)
Net loss per share	$	(0.36)	$	(0.19)	$	(0.58)	$	(0.57)
Weighted average number of shares outstanding		29,317,056		23,954,948		29,327,062		19,327,230

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended July 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(17,063,000)	$(11,003,000)
Net loss from discontinued operations	(9,670,000)	(4,388,000)
Net loss from continuing operations	(7,393,000)	(6,615,000)
Depreciation and amortization	414,000	482,000
Amortization of warrants	238,000	142,000
Share-based compensation expense	490,000	645,000
Provision for doubtful accounts	(213,000)	39,000
Provision for inventory adjustments	88,000	(88,000)
Loss on sale of equipment	4,000	---
Changes in assets and liabilities, net of discontinued operations:
Accounts receivable	921,000	(659,000)
Inventories	(581,000)	(249,000)
Prepaid and other current assets	(26,000)	(439,000)
Accounts payable	8,000	62,000
Accrued expenses	40,000	(159,000)
Net cash used in continuing operations	(6,010,000)	(6,839,000)
Net cash used in discontinued operations	(2,675,000)	(4,235,000)
Net cash used in operating activities	(8,685,000)	(11,074,000)
Cash flows from investing activities:
Proceeds from maturity (purchase) of marketable securities	8,419,000	(8,956,000)
Proceeds from sale of equipment	15,000	---
Capital expenditures	(139,000)	(232,000)
Net cash provided by (used in) investing activities - continuing operations	8,295,000	(9,188,000)
Net cash used in investing activities - discontinued operations	(102,000)	(75,000)
Net cash provided (used in) by investing activities	8,193,000	(9,263,000)
Cash flow from financing activities:
Net borrowings under line of credit	1,363,000	---
Proceeds from private placement of common stock and warrants, net	---	21,961,000
Proceeds from exercise of stock options and stock purchase plan	137,000	163,000
Purchase of stock for treasury	(94,000)	---
Net cash provided by financing activities - continuing operations	1,406,000	22,124,000
Net cash provided (used in) by financing activities - discontinued operations	---	---
Net cash provided by financing activities	1,406,000	22,124,000
Net increase in cash and cash equivalents	914,000	1,787,000
Cash and cash equivalents at beginning of period	903,000	2,630,000
Cash and cash equivalents at end of period	$1,817,000	$4,417,000

Supplemental disclosure:
In the nine months ended July 31, 2006, the Company has issued warrants with an estimated fair value totaling $526,000 to a bank and a debt provider as consideration for entering into Loan and Security Agreements. See Note 8 to the Financial Statements.
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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $17.1 million in the nine months ended July 31, 2007, and $17.1 million, $55.5 million and $36.3 million for the years ended October 31, 2006, 2005 and 2004, respectively. We have used cash in operations of $8.7 million in the nine months ended July 31, 2007, and $15.9 million, $11.9 million and $23.1 million for the years ended October 31, 2006, 2005 and 2004, respectively.  As of July 31, 2007, we had an accumulated deficit of $144.6 million; cash and cash equivalents of $1.8 million; borrowings under a line of credit of $1.4 million and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, funds to be raised by the Company through an equity financing, as well as the Company’s anticipated available line of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we must raise additional financing in fiscal 2007 to support launch and continued development of ClearPath and fund our continuing operations and other activities. However, there is no assurance that the Company will be successful with its plans.  If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional financing, or the Company’s line of credit (which presently expires on October 3, 2007) is insufficient or not available, the Company will be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Management also expects that in future periods new products and services will provide additional cash flow, although no assurance can be given that such cash flow can be realized, and we are presently placing an emphasis on controlling expenses.

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

Revenue Recognition

The Company sells products for radiation therapy treatment, including brachytherapy seeds used in the treatment of cancer and non-therapuetic sources used in calibration devices.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the nine months ended July 31, 2007 and 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the nine months ended July 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made subsequent to October 31, 2005. A total of 1,850,000, and 1,303,000 stock option grants were awarded to employees during the nine months ended July 31, 2007 and 2006, respectively, and a total of 115,000 and 150,000 stock option grants were awarded to directors during the nine months ended July 31, 2007 and 2006, respectively.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123 and SFAS 148. Note that the stock option grants on March 16, 2006 included a total of 650,500 stock options that contain certain market condition requirements (“2007 Premium Price Awards”) The 2007 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $3.35 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2007 Premium Price Awards also include a market condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $3.35 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the market condition is not satisfied by the third anniversary of the date of grant, the 2007 Premium Price Awards will not vest. Subject to the attainment of the market condition by the Company’s common stock, the 2007 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on the second anniversary of the grant date of March 16, 2006. The 2007 Premium Price Awards have a term of 8 years from the date of grant. As of July 31, 2007 the market condition for the vesting of the 2007 Premium Price Awards has not been met. Share-based compensation expense related to stock options and employee stock purchases, including the 2007 Premium Price Awards, of $176,000 and $209,000 for the three months ended July 31, 2007 and 2006, respectively, and $490,000 and $645,000 for the nine months ended July 31, 2007 and 2006, respectively, was recorded in the financial statements as a component of general and administrative expense. Share-based compensation expense of $33,000 and $41,000 for the three months ended July 31, 2007 and 2006, respectively and $94,000 and $85,000 for the nine months ended July 31, 2007 and 2006, respectively, was recorded as part of the discontinued operations of NOMOS Corporation.

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

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006

Net loss from continuing operations	$(2,970,000)	$(2,526,000)	$(7,393,000)	$(6,615,000)
Net loss from discontinued operations	$(7,718,000)	$(2,107,000)	$(9,670,000)	$(4,388,000)
Net loss	$(10,688,000)	$(4,633,000)	$(17,063,000)	$(11,003,000)
Weighted average shares outstanding - basic	29,317,056	23,954,948	29,327,062	19,327,230
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	29,317,056	23,954,948	29,327,062	19,327,230
Basic and diluted net loss per share:
Net loss per share from continuing operation	$(0.10)	$(0.10)	$(0.25)	$(0.34)
Net loss per share from continuing operations	$(0.26)	$(0.09)	$(0.33)	$(0.23)
Net loss per share	$(0.36)	$(0.19)	$(0.58)	$(0.57)

Stock options to purchase 4,629,600 and 3,594,588 common shares for the three months ended July 31, 2007, and 2006, respectively, and 3,705,813 and 2,919,278 common shares for the nine months ended July 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Significant Concentrations

As of July 31, 2007, there were two customers that made up more than 10% of revenues and five customers that each made up more than 5% of accounts receivable, and one supplier that made up more than 10% of purchases. No vendors represented more than 5% of accounts payable.

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

NOTE 2— DISCONTINUED OPERATIONS

On August 3, 2007, the Company announced its intent to divest its NOMOS Radiation Oncology business (“NOMOS”), which develops and markets IMRT/IGRT products used during external beam radiation therapy for the treatment of cancer. The Company expects that the divestiture of NOMOS will allow it to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer The Company has executed a purchase and sale agreement with Best Medical International, Inc. (hereinafter referred to as the “Best”) to purchase certain assets and to assume certain liabilities of NOMOS for $0.4 million, net of estimated closing costs. The closing was completed on September 17, 2007.

In connection with the divestiture of NOMOS, the Company determined that the carrying value of the NOMOS assets held for sale at July 31, 2007 exceeded their fair value, as determined by estimated future cash flows, and therefore, recorded a $6.7 million charge for the impairment of its net assets. These amounts have been recorded as part of the loss from discontinued operations.

Summarized statement of earnings data for NOMOS:
	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net revenue	$3,065,000	$3,931,000	$9,136,000	$13,437,000
Loss from discontinued operations before income tax benefit	$(7,718,000)	$(2,107,000)	$(9,670,000)	$(4,388,000)
Income tax benefit, net of reserve	---	---	---	---
Loss from discontinued operations	$(7,718,000)	$(2,107,000)	$(9,670,000)	$(4,388,000)

Summarized balance sheet for NOMOS is as follows:
	July 31, 2007	October 31, 2006

Assets held for sale:
Accounts receivable	$1,492,000	$2,093,000
Inventories	2,714,000	2,918,000
Prepaid and other current assets	604,000	262,000
Equipment and leasehold improvements	898,000	1,082,000
Goodwill	2,564,000	2,564,000
Intangible assets	1,945,000	2,394,000
Other assets	71,000	71,000
Impairment charge	(6,654,000)	---
Total assets held for sale	$3,634,000	$11,384,000
Liabilities held for sale:
Deferred Revenue	3,110,000	3,664,000
Other current liabilities	153,000	150,000
	$3,263,000	$3,814,000

Upon completion of the divestiture of the NOMOS related assets, the Company estimates NOMOS will incur payments for the retained obligations to its vendors, customers and former employees of approximately $1.9 million in accordance with their terms, which are included in accounts payable and accrued liabilities at July 31, 2007.

During the nine months ended July 31, 2006, the Company paid $0.1 million related to expenses accrued during the shut-down of its Theseus operation in 2004, and this amount is included in cash used in discontinued operations in the Consolidated Statements of Cash Flows. No cash was paid, and no amounts remain outstanding related to the Theseus discontinued operations as of July 31, 2007. There were no revenues or expenses relating to the Theseus discontinued operations for the three months ended and the nine months ended July 31, 2007 and 2006.

NOTE 3— MARKETABLE SECURITIES

Marketable securities consist of the following:

	July 31, 2007		October 31, 2006
Securities held to maturity:
Corporate and government bonds	$	---	$4,886,000
Commercial paper		---	2,947,000
Certificate of deposits and other		---	587,000
		---	8,420,000
Less: current portion		---	(8,420,000)
Non-current portion	$	---	$—

The amortized cost of all held to maturity securities approximates fair value.

NOTE 4—ACCOUNTS RECEIVABLE

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
Accounts receivable consist of the following:
	July 31, 2007	October 31, 2006
Accounts receivable - trade	$2,135,000	$3,392,000
Less: allowance for doubtful accounts	(224,000)	(774,000)
	$1,911,000	$2,618,000

The provision for doubtful accounts was $(103,000) and $95,000 for the three months ended July 31, 2007 and 2006, respectively, and $(213,000) and $281,000 for the nine months ended July 31, 2007 and 2006, respectively

NOTE 5—INVENTORIES
Inventories consist of the following:
	July 31, 2007	October 31, 2006
Raw materials	$1,457,000	$1,059,000
Work in process	128,000	140,000
Finished goods	328,000	135,000
Reserve for excess inventory	(138,000)	(50,000)
	$1,775,000	$1,284,000

Adjustments to the reserve for excess inventory included in cost of sales was $88,000 for the three months ended July 31, 2007,and $88,000 and $(88,000) for the nine months ended July 31, 2007 and 2006, respectively. No adjustments to the reserve were recorded for the three months ended July 31, 2006.

NOTE 6—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	July 31, 2007	October 31, 2006
Furniture, fixtures and equipment	$4,902,000	$4,861,000
Leasehold improvements	2,194,000	2,134,000
	7,096,000	6,995,000
Less: accumulated depreciation	(6,049,000)	(5,677,000)
	$1,047,000	$1,318,000

Depreciation expense was $114,000 and $151,000 for the three months ended July 31, 2007 and 2006, respectively, and $392,000 and $461,000 for the nine months ended July 31, 2007 and 2006, respectively.

NOTE 7—INTANGIBLE ASSETS
	July 31, 2007	October 31, 2006
Amortizable intangible assets
Purchased technology	$98,000	$98,000
Existing customer relationships	11,000	11,000
Trademark	19,000	19,000
Patents and licenses	158,000	158,000
	286,000	286,000
Less: accumulated amortization	(169,000)	(148,000)
	$117,000	$138,000

Amortization expense was $7,000 for each three month period ended July 31, 2007 and 2006, and $21,000 for each nine month period ended July 31, 2007 and 2006. Estimated amortization expense for the subsequent years is $28,000 annually through the October, 2011.

NOTE 8— BORROWINGS

Line of Credit

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit had a term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate, which was 8.25% on July 31, 2007, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

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

On October 31, 2006, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with the Bank.  The Second Amendment extended the term of the line of credit to October 3, 2007 and revised certain terms of the Loan Agreement. Specifically, the Second Amendment decreased the amount available under the line of credit from $5 million to $4 million, and increased the minimum tangible net worth that must be maintained by the Company from $1.5 million to $5 million. Borrowings under the line of credit continue to be subject to a borrowing base formula. Borrowings now bear interest at the prime rate until such time as the Company’s quick ratio, which is defined as the ratio of unrestricted cash plus the Company’s net accounts receivable to the Company’s current liabilities, falls below 1.00 to 1.00. At such time as the Company’s quick ratio falls below 1.00 to 1.00, borrowings will bear interest at the prime rate plus 1.50%, and the Company will pay a fee of 0.50% per annum on the unused portion of the line of credit, and a collateral handling fee in an amount equal to $2,000 per month. $1.4 million was outstanding against the Line of Credit as of July 31, 2007 at an interest rate of 9.75% per annum.

Subordinated Debt

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, LLC (the “Debt Provider”), for a secured, revolving line of credit of up to $4,000,000, which supplemented an existing line of credit provided by Silicon Valley Bank. The line of credit had a term of eighteen months. Borrowings under the Loan Agreement were subject to a borrowing base formula. The Company has paid interest on the borrowings under the Loan Agreement at prime rate as quoted in the Wall Street Journal, which on July 31, 2007 was 8.25%. Amounts owing under the Loan Agreement are secured by all of the assets of the Company and are subordinated to amounts owing under the line of credit with Silicon Valley Bank. The Loan Agreement does not contain financial covenants; however the Company is subject to other customary covenants, including reporting requirements, and events of default. In connection with the Loan Agreement, the Company also granted the Debt Provider a warrant to purchase 395,000 shares of the Company’s common stock at an exercise price of $1.89 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006, and pursuant to the anti-dilution terms of the warrant issued to the Debt Provider, the warrant was amended to increase the number of shares of the Company’s common stock that the Debt Provider can purchase from 395,000 shares to 555,039 shares, and the exercise price was decreased from $1.89 per share to $1.35 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$2.05
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The issuance of the warrant has been accounted for as a loan origination fee. As such, the value of the warrant has been deferred and is being amortized over the life of the loan at $26,500 per month and is included in Interest and Other Expense on the Income Statement. No borrowings were outstanding against the Loan Agreement as of July 31, 2007.

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

On May 3, 2006, the Company’s shareholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 1,700,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. As of July 31, 2007, 927,525 shares were terminated, expired unexercised or forfeited in the 1996 Plan and were transferred to the 2006 Plan. During the three months and nine months ended July 31, 2007, stock options for an aggregate 650,000 shares were granted to employees under the 2006 Plan, There were no equity awards granted under the 2006 Plan during the three months and nine months ended July 31, 2006. At July 31, 2007, there were 2,002,525 shares available for grant under the 2006 Plan.

In March 2003, the Company's shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period on the anniversary date of grant. The options expire ten years from the date of grant. On June 5, 2007, the Board of Directors granted stock options underlying 115,000 shares of common stock to the elected non-employee Directors, of which 30,000 shares are pending approval of an increase in authorized shares for the Directors’ Plan by the shareholders at the next annual meeting.

On April 23, 2007 the Company granted stock options with respect to 1,800,000 shares of its common stock in connection with the employment by the Company of its new CEO. (See Note 10 - Commitments and Contingencies). Options with respect to 600,000 shares of the Company’s common stock were issued under the 2006 Plan. Options with respect to the remaining 1,200,000 shares of the Company’s common stock were issued as a stand-alone grant outside the 2006 Plan as approved by written consent of a majority of shareholders on April 20, 2007. The stock options have an exercise price of $1.16, which was equal to the fair market value per share of the Company’s common stock on the grant date. All of the options have a term of ten years and vest monthly over a four-year period. The options remain exercisable until the earlier of the expiration of the term of the option or (i) three months following Mr. Rush’s date of termination in the case of termination for reasons other than cause, death or disability (as such terms are defined in his employment agreement) or (ii) 12 months following Mr. Rush’s date of termination in the case of termination on account of death or disability. In the event that Mr. Rush is terminated for cause, all outstanding options, whether vested or not, will immediately lapse.

At July 31, 2007, a total of 6,618,978 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2004	1,579,742	3,253,821	$0.03 - $24.54
Granted	(275,000)	275,000	$2.25 - $3.66
Forfeited and expired	427,699	(427,699)	$1.11 - $16.75
Exercised	—	(687,013)	$1.11 - $1.96
Balance at October 31, 2005	1,732,441	2,414,109	$0.03 - $24.54
Granted	(1,453,000)	1,453,000	$1.92 - $3.35
Forfeited and expired	(194,441)	(426,618)	$1.11 - $16.75
Exercised	—	(2,186)	$1.11 - $1.12
Additional shares reserved	1,700,000	—
Balance at October 31, 2006	1,785,000	3,438,305	$0.03 - $24.54
Granted	(1,965,000)	1,965,000	$0.93 - $1.50
Forfeited and expired	972,525	(776,852)	$0.70 - $24.54
Exercised	—	—	—
Additional shares reserved	1,200,000	—	—
Balance at July 31, 2007	1,992,525	4,626,453	$0.03 - $23.50

There were 1,649,187, 1,878,663 and 1,873,220 options exercisable with weighted average exercise prices of $7.18, $8.57 and $8.79 at July 31, 2007, October 31, 2006 and 2005, respectively.

The following table summarizes options outstanding at July 31, 2007 and the related weighted average exercise price and remaining contractual life information:
	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.03 - $1.12	118,945	4.58	$1.02	98,800	$1.03
$1.13 - $1.16	1,800,000	9.73	1.16	112,500	1.16
$1.17 - $3.18	994,500	7.13	2.28	246,879	2.44
$3.19 - $7.60	1,126,566	5.45	5.36	604,566	7.01
$7.61 - $23.50	586,442	4.18	11.54	586,442	11.54
	4,626,453	7.30	$3.73	1,649,187	$7.18

The average fair value for accounting purposes of options granted was $1.17, $1.09 and $2.47 for the nine months ended July 31, 2007 and for the years ended October 31, 2006 and 2005, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of July 31, 2007 and October 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value
As of October 31, 2006:
Employee Options Outstanding	3,438,305	$6.06	5.81	$56,500
Employee Options Expected to Vest	1,559,642	$2.68	7.14	$—
Employee Options Exercisable	1,878,663	$8.57	4.52	$56,500

As of July 31, 2007
Employee Options Outstanding	4,626,453	$3.73	7.30	$24,640
Employee Options Expected to Vest	2,977,266	$0.65	1.65	$17,250
Employee Options Exercisable	1,649,187	$7.18	5.05	$7,840

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

Stockholders' Rights Plan

In October 1998, the Board of Directors of the Company implemented a rights agreement to protect stockholders' rights in the event of a proposed takeover of the Company. In the case of a triggering event, each right entitles the Company's stockholders to buy, for $80, $160 worth of common stock for each share of common stock held. The rights will become exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's common stock. The rights, which expire in October 2008, are redeemable at the Company's option for $0.001 per right. The Company also has the ability to amend the rights, subject to certain limitations. On May 2, 2007, the Company entered into a Third Amendment to Rights Agreement, which amended the Rights Agreement to provide, among other things, that the Board of Directors of the Company may determine that a person who would otherwise become an Acquiring Person has become such inadvertently, and provided certain conditions are satisfied, that such person is not an Acquiring Person for any purposes of the Rights Agreement.

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan ("the ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In the nine months ended July 31, 2007 and the years ended October 31, 2006 and 2005, the shares issued under the ESPP were 154,082, 96,489 and 59,742 shares, respectively. On June 5, 2007, the Board of Directors approved a 300,000 share increase to 600,000 authorized shares for the ESPP. At July 31, 2007 and October 31, 2006, 219,757 and 73,839 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. No shares were repurchased by the Company during the three months ended July 31, 2007. As of July 31, 2007 and October 31, 2006, a cumulative total of 116,995 and 22,100 shares had been repurchased by the Company at a cost of $227,000 and $133,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $112,000 to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements which renew annually at rates that are subject to annual adjustment for increases in the Consumer Price Index. Future minimum lease payments under these operating leases are $350,000 annually. Total rent expense was $87,000 and $98,000 for the three months ended July 31, 2007 and 2006, respectively, and $283,000 and $293,000, for the nine months ended July 31, 2007 and 2006, respectively.

Third Party License Agreements

We license from third parties some of the technologies used in our core products. The following are the minimum annual royalty amounts under each of the agreements:

IdeaMatrix, Inc.	$125,000
University of South Florida Research Foundation, Inc.	50,000
$175,000

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

Litigation

In November 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it purportedly learned that Richard Terwilliger, (our former Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. The Company was served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as Vice President of New Product Development at the Company. The Company has agreed to defend Mr. Terwilliger. We have moved the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated. The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  The Company denies liability and intends to vigorously defend itself in this litigation as it progresses. No trial date has yet been set.

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

As of this filing, the Company does not meet the $10 million stockholders’ equity requirement under Maintenance Standard 1 for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). As a result of the Company’s non-compliance, The Nasdaq Stock Market may send the Company a notice that the Company’s stock is subject to delisting from the The Nasdaq Global Market unless the Company requests a hearing with a Nasdaq Listing Qualifications Panel to appeal such delisting. A request for a hearing will stay the delisting action pending the issuance of a written determination by a Nasdaq Listing Qualifications Panel. While the Company is working diligently to meet the minimum stockholders’ equity requirement as promptly as possible, the Company can provide no assurances that a Nasdaq Listing Qualifications Panel will grant the Company’s request for continued listing on The Nasdaq Global Market.

NOTE 11—SUBSEQUENT EVENTS

On August 24, 2007, North American Scientific, Inc. (“NASI”) and two of its subsidiaries, NOMOS Corporation (“NOMOS”) and North American Scientific, Inc., a California corporation (“NASI-California” and collectively, with NASI and NOMOS, the “Company”), entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Silicon Valley Bank (“Silicon Valley”). The Third Amendment amended that certain Loan and Security Agreement dated October 5, 2005 (the “Loan Agreement”).

The Third Amendment added a Bridge Loan Sub-limit to the Loan Agreement of up to $1,500,000 at an interest rate of prime plus 4.0%, subject to a borrowing base formula, and decreased the minimum tangible net worth that must be maintained by the Company from $5 million to $2 million. The maturity date of the Bridge Loan Sublimit shall be the earlier of October 3, 2007 or the date NASI closes a private investment public equity transaction. Concurrent with the Third Amendment, NASI issued Silicon Valley a warrant for 300,000 shares of NASI common stock at an exercise price of $0.98, the closing price of NASI common stock on August 24, 2007.

On August 30, 2007 the Company terminated the Loan and Security Agreement (the “PFG Loan Agreement”) with Partners For Growth II, L.P. (“PFG”) by mutual consent. The PFG Loan Agreement was entered into on March 28, 2006 and was scheduled to expire on September 28, 2007. As a result of the termination, PFG released all liens on the Company’s assets. There were no outstanding borrowings under the PFG Loan Agreement at the date of termination.

On September 12, 2007 NASI announced that it had executed a purchase and sale agreement with Best Medical International, Inc. to purchase certain assets and to assume certain liabilities of our NOMOS Radiation Oncology business, which we previously had reported as our IMRT/IGRT business segment (“NOMOS Transaction”). The purchase price is $500,000 cash at closing, plus assumption of certain obligations and liabilities, including approximately $3.1 million of liabilities for warranty and maintenance agreements, $0.2 million of other accrued liabilities, as well as the NOMOS facility lease in Cranberry Township, Pennsylvania. NOMOS is retaining certain other liabilities, including certain trade accounts payable and certain employee obligations. The closing was completed on September 17, 2007. As a result, we have reported the results of the NOMOS Radiation Oncology business as a discontinued operation in our financial statements for the three and nine months ended July 31, 2007 and 2006.

On September 14, 2007, NASI and NASI-California entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley. The Fourth Amendment further amended the Loan Agreement.

The Fourth Amendment included: (i) a forbearance by Silicon Valley from exercising its rights and remedies against the Company, until such time as Silicon Valley determines in its discretion to cease such forbearance, due to the default under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007 and August 31, 2007, and (ii) a consent to a subordinated debt facility of up to $750,000 with Agility Capital LLC. In connection with the Fourth Amendment, Silicon Valley consented to the NOMOS Transaction and released its lien on the NOMOS assets,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Subsequent Events

On August 24, 2007, North American Scientific, Inc. (“NASI”) and two of its subsidiaries, NOMOS Corporation (“NOMOS”) and North American Scientific, Inc., a California corporation (“NASI-California” and collectively, with NASI and NOMOS, the “Company”), entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Silicon Valley Bank (“Silicon Valley”). The Third Amendment amended that certain Loan and Security Agreement dated October 5, 2005 (the “Loan Agreement”).

The Third Amendment added a Bridge Loan Sub-limit to the Loan Agreement of up to $1,500,000 at an interest rate of prime plus 4.0%, subject to a borrowing base formula, and decreased the minimum tangible net worth that must be maintained by the Company from $5 million to $2 million. The maturity date of the Bridge Loan Sublimit shall be the earlier of October 3, 2007 or the date NASI closes a private investment public equity transaction. Concurrent with the Third Amendment, NASI issued Silicon Valley a warrant for 300,000 shares of NASI common stock at an exercise price of $0.98, the closing price of NASI common stock on August 24, 2007.

On August 30, 2007 the Company terminated the Loan and Security Agreement (the “PFG Loan Agreement”) with Partners For Growth II, L.P. (“PFG”) by mutual consent. The PFG Loan Agreement was entered into on March 28, 2006 and was scheduled to expire on September 28, 2007. As a result of the termination, PFG released all liens on the Company’s assets. There were no outstanding borrowings under the PFG Loan Agreement at the date of termination.

On September 12, 2007 NASI announced that it had executed a purchase and sale agreement with Best Medical International, Inc. to purchase certain assets and to assume certain liabilities of our NOMOS Radiation Oncology business, which we previously had reported as our IMRT/IGRT business segment (“NOMOS Transaction”). The purchase price is $500,000 cash at closing, plus assumption of certain obligations and liabilities, including approximately $3.1 million of liabilities for warranty and maintenance agreements, $0.2 million of other accrued liabilities, as well as the NOMOS facility lease in Cranberry Township, Pennsylvania. NOMOS is retaining certain other liabilities, including certain trade accounts payable and certain employee obligations. The closing was completed on September 17, 2007. As a result, we have reported the results of the NOMOS Radiation Oncology business as a discontinued operation in our financial statements for the three and nine months ended July 31, 2007 and 2006.

On September 14, 2007, NASI and NASI-California entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley. The Fourth Amendment further amended the Loan Agreement.

The Fourth Amendment included: (i) a forbearance by Silicon Valley from exercising its rights and remedies against the Company, until such time as Silicon Valley determines in its discretion to cease such forbearance, due to the default under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007 and August 31, 2007, and (ii) a consent to a subordinated debt facility of up to $750,000 with Agility Capital LLC. In connection with the Fourth Amendment, Silicon Valley consented to the NOMOS Transaction and released its lien on the NOMOS assets,

Overview

We manufacture, market and sell products for the radiation oncology community, including Prospera® brachytherapy seeds and SurTRAK™ needles and strands used primarily in the treatment of prostate cancer. We also develop and market brachytherapy accessories used in the treatment of disease and calibration sources used in medical, environmental, research and industrial applications

On November 7, 2006, we announced the introduction of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (APBI), at the American Society for Therapeutic Radiology and Oncology (ASTRO) Annual Meeting in Philadelphia. The ClearPath systems are placed through a single incision and are designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. ClearPath is designed to accommodate either high-dose, ClearPath-HDR™, or low-dose rate, ClearPath-CR™, treatment methods. The Company received 510k approval from the United States Food and Drug Administration for a low-dose rate, or continuous release treatment utilizing the Company’s Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We expect to begin the commercial launch our ClearPath product during fiscal year 2007, with an initial focus on ClearPath-HDR, to be followed by release of our ClearPath-CR.

As stated in Subsequent Events above, effective as of the end of our fiscal third quarter ended July 31, 2007, our NOMOS Radiation Oncology business has been treated as a discontinued operation in our financial statements. This business was sold on September 17, 2007.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, funds to be raised by the Company through an equity financing, as well as the Company’s anticipated available line of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we must raise additional financing in fiscal 2007 to support launch and future development of ClearPath and fund our continuing operations and other activities. However, there is no assurance that the Company will be successful with its plans.  If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional financing, or the Company’s line of credit (which presently expires on October 3, 2007) is insufficient or not available, the Company will be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Management also expects that in future periods new products and services will provide additional cash flow, although no assurances can be given that such cash flow will be realized, and we are presently placing an emphasis on controlling expenses.

Results of Operations

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006
Total Revenue
	Three Months Ended July 31,
	2007	2006	% Change
($ millions)
Radiation Sources	$3.4	$3.2	8.6%

Total revenue increased 9% to $3.4 million for the three months ended July 31, 2007 from $3.2 million for the three months ended July 31, 2006. The increase in revenue is due to a 17% increase in sales of our brachytherapy seeds and accessories, with increased product sales partially offset by a decline in average selling prices, and a 14% decrease in sales of our non-therapeutic products.

Gross profit
	Three Months Ended July 31,
	2007	2006	% Change
($ millions)
Radiation Sources	$0.8	$1.0	(24.5)%
(% of Revenue)
Radiation Sources	21.8%	31.4%	(9.6)%

Gross profit decreased $0.2 million, or 25%, to $0.8 million for the three months ended July 31, 2007 from $1.0 million for the three months ended July 31, 2006. Gross profit as a percent of sales decreased from 31% in the three months ended July 31, 2006 to 22% in three months ended July 31, 2007. The decrease in our gross profit and gross profit as a percent of sales is primarily due to increased material usage costs in brachytherapy seeds and non-therapeutic products, partially offset by increased gross profit on higher product sales and reduced cost of outside stranding.

Selling and marketing expenses
	Three Months Ended July 31,
	2007	2006	% Change
($ millions)
Selling and marketing expenses	$1.1	$0.7	62.1%
As a percent of total revenue	30.8%	20.7%

Selling and marketing expenses, comprised primarily of salaries, commissions, and marketing costs, increased $0.4 million, or 62%, to $1.1 million for the three months ended July 31, 2007, from $0.7 million for the three months ended July 31, 2006. The increase in selling and marketing expenses is primarily attributed to higher sales commissions related to the increased sales of brachytherapy products, and increased marketing spending on our ClearPath device.

General and administrative expenses ("G&A")
	Three Months Ended July 31
	2007	2006	% Change
($ millions)
General and administrative expenses	$2.1	$2.6	(20.4)%
As a percent of total revenue	60.3%	82.3%

G&A decreased $0.5 million, or 20%, to $2.1 million for the three months ended July 31, 2007, from $2.6 million for the three months ended July 31, 2006. The decrease in G&A is primarily attributed to a reduction in professional fees and a decrease in the allowance for bad debts resulting from improved collections of receivables.

Research and development (“R&D”)
	Three Months Ended July 31
	2007	2006	% Change
($ millions)
Research and development expenses	$0.5	$0.2	184.6%
As a percent of total revenue	15.1%	5.7%

R&D increased $0.3 million or 185%, to $0.5 million for the three months ended July 31, 2007, from $0.2 million for the three months ended July 31, 2006. The increase in R&D spending is primarily due to increased spending on product development for our ClearPath™ breast brachytherapy device.

Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006

Total Revenue
	Nine Months Ended July 31
	2007	2006	% Change
($ millions)
Radiation Sources	$11.1	$9.2	20.5%

Total revenue increased 21% to $11.1 million for the nine months ended July 31, 2007 from $9.2 million for the nine months ended July 31, 2006. The increase in our Radiation Sources business reflects a 21% increase in sales of our brachytherapy seeds and accessories, with increased product sales partially offset by a decline in average selling prices, and a 18% increase in sales of our non-therapeutic products.

Gross profit
	Nine Months Ended July 31,
	2007	2006	% Change
($ millions)
Radiation Sources	$3.3	$2.5	31.5%
(% of Revenue)
Radiation Sources	30.0%	27.5%	2.5%

Gross profit increased $0.8 million, or 32%, to $3.3 million for the nine months ended July 31, 2007 from $2.5 million for the nine months ended July 31, 2006. Gross profit as a percent of sales increased from 28% in the nine months ended July 31, 2006 to 30% in nine months ended July 31, 2007. The increase in our gross profit and our gross profit as a percent of sales is primarily due to increased product sales and reduced cost of outside stranding in our brachytherapy business, and increased sales of our non-therapeutic products.

Selling and marketing expenses
	Nine Months Ended July 31,
	2007	2006	% Change
($ millions)
Selling and marketing expenses	$2.8	$2.0	44.3%
As a percent of total revenue	25.5%	21.3%

Selling and marketing expenses, comprised primarily of salaries, commissions, and marketing costs, increased $0.8 million, or 44%, to $2.8 million for the nine months ended July 31, 2007, from $2.0 million for the nine months ended July 31, 2006. The increase in selling and marketing expenses is primarily attributed to higher sales commissions related to the increased sales of brachytherapy products, and increased marketing expenses related to our ClearPath device and trade show expenses.

General and administrative expenses ("G&A")
	Nine Months Ended July 31,
	2007	2006	% Change
($ millions)
General and administrative expenses	$6.5	$6.3	3.4%
As a percent of total revenue	58.6%	68.5%

G&A increased $0.2 million, or 3%, to $6.5 million for the nine months ended July 31, 2007, from $6.3 million for the nine months ended July 31, 2006. The increase in G&A is primarily attributed to $0.7 million increase in professional fees, partially offset by $0.5 million decrease in the allowance for bad debts resulting from improved collections of accounts receivable

Research and development (“R&D”)
	Nine Months Ended July 31,
	2007	2006	% Change
($ millions)
Research and development expenses	$1.3	$0.7	79.3%
As a percent of total revenue	11.5%	7.7%

R&D increased $0.6 million or 79%, to $1.3 million for the nine months ended July 31, 2007, from $0.7 million for the nine months ended July 31, 2006. The increase in R&D spending is primarily due to increased spending on product development for our ClearPath™ breast brachytherapy device.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, public offerings and private placements of our common stock and borrowings from lenders.  We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, issuance of our common stock, and our anticipated available line of credit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of July 31, 2007, the Company has an accumulated deficit of $144.6 million; cash and cash equivalents of $1.8 million, borrowings under a line of credit of $1.4 million, and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, funds to be raised by the Company through an equity financing, as well as the Company’s anticipated available line of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we expect that we will raise additional financing in fiscal 2007 to fund our continuing operations, support the further development and launch of ClearPath and other activities. However, there is no assurance that the Company will be successful with its plans.  If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional financing, or the Company’s line of credit (which presently expires on October 3, 2007) is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Management also expects that in future periods new products and services will provide additional cash flow, although no assurance can be given that such cash flow will be realized, and we are presently placing an emphasis on controlling expenses.

At July 31, 2007, we had cash and cash equivalents aggregating approximately $1.8 million, a decrease of approximately $7.5 million from $9.3 million at October 31, 2006. The decrease was primarily attributed to $8.7 million used in operations and $0.1 million used for capital expenditures, partially offset by borrowings under the line of credit of $1.4 million.

Cash flows used in operating activities decreased $2.4 million, or 22%, to $8.7 million for the nine months ended July 31, 2007 from $11.1 million for the nine months ended July 31, 2006, primarily due to improved collections of accounts receivable ($1.8 million), and a decrease in the allowance for doubtful accounts of $0.2 million compared to an increase of $0.3 million in the prior year. We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Cash flows provided by investing activities increased $17.5 million to $8.2 million for the nine months ended July 31, 2007, from $9.3 million cash used in investing activities for the nine months ended July 31, 2006. The increase reflects the additional draw down of our balance of marketable securities to fund operations in 2007 compared to investments in marketable securities in 2006.

Cash provided by financing activities decreased $20.7 million to $1.4 million for the nine months ended July 31, 2007 from $22.1 million for the nine months ended July 31, 2006. The decrease is due to a drawdown on the lines of credit of $1.4 million in 2007 and proceeds from the sale of stock in 2006.

We have $0.3 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. We have also entered into purchase commitments to suppliers under blanket purchase orders in the amount of $0.1 million.

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

Revenue Recognition

The Company sells products for radiation therapy treatment, including brachytherapy seeds used in the treatment of cancer and non-therapuetic sources used in calibration devices.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended July 31, 2007, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

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

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2007, that has materially affected or is reasonably like to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We have experienced significant losses and may continue to incur such losses in the future. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has materially declined. We will need to raise additional financing in fiscal 2007 to fund our continuing operations, support the further development and launch of ClearPath and other activities. If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $17.1 million in the nine months ended July 31, 2007, and $17.1 million, $55.5 million and $36.3 million in our fiscal years ended October 31, 2006, 2005 and 2004, respectively. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $15.0 million at October 31, 2004 to $1.8 million at July 31, 2007. In addition, our subordinated line of credit with Partners For Growth was teminated by mutual consent on August 30, 2007, and although our line of credit with Silicon Valley Bank was expanded by $1.5 million with a bridge loan sublimit on August 24, 2007, the line of credit expires on October 3, 2007, and there is no assurance that it will be renewed.

The negative cash flow we have sustained has materially reduced our working capital, which in turn, could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take actions intended to improve our results. These actions include reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including our ability to obtain additional financing, our ability to increase revenues and to reduce further our losses from operations, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, and the level of demand for our products.

    The amount of working capital that we will need in the future will also depend on our efforts and many factors, including:

•	Our ability to successfully develop, market and sell our products, including the successful further development and launch of our new ClearPath device for treatment of breast cancer;
•	Continued scientific progress in our discovery and research programs;
•	Levels of selling and marketing expenditures that will be required to launch future products and achieve and maintain a competitive position in the marketplace for both existing and new products;
•	Structuring our businesses in alignment with their revenues to reduce operating losses;
•	Levels of inventory and accounts receivable that we maintain;
•	Level of capital expenditures;
•	Acquisition or development of other businesses, technologies or products;
•	The time and costs involved in obtaining regulatory approvals;
•	The costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims; and
•	The potential need to develop, acquire or license new technologies and products.

We will need to raise additional equity financing, reduce operations and take other steps to achieve positive cash flow. We also may be required to curtail our expenses or to take steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. We cannot assure you that we will be successful in these efforts or that any or some of the above factors will not negatively impact us. We believe that we will be able to raise sufficient cash to sustain us at least through the next twelve months.

Future financing transactions will likely have dilutive and other negative effects on our existing shareholders.

In June 2006, the Company completed a private placement of shares of its common stock that also includes 6,145,967 shares of common stock issuable upon exercise of warrants. This financing resulted in significant dilution of the Company’s current shareholders. In fiscal 2007, the Company will endeavor to issue and sell additional equity or convertible securities to raise capital. If the Company does so, the percentage ownership of the Company held by existing shareholders would be further reduced, and existing shareholders may experience significant dilution. In addition, new investors in the Company may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions.

We currently do not meet the continued listing requirements of the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market.

As of this filing, the Company does not meet the $10 million stockholders’ equity requirement under Maintenance Standard 1 for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). As a result of the Company’s non-compliance, The Nasdaq Stock Market may send the Company a notice that the Company’s stock is subject to delisting from the The Nasdaq Global Market unless the Company requests a hearing with a Nasdaq Listing Qualifications Panel to appeal such delisting. A request for a hearing will stay the delisting action pending the issuance of a written determination by a Nasdaq Listing Qualifications Panel. While the Company is working diligently to meet the minimum stockholders’ equity requirement as promptly as possible, the Company can provide no assurances that a Nasdaq Listing Qualifications Panel will grant the Company’s request for continued listing on The Nasdaq Global Market.

Alternatively, if faced with such delisting, we may submit an application to transfer the listing of our common stock to The Nasdaq Capital Market. Among other requirements, The Nasdaq Capital Market has a minimum $2.5 million stockholders’ equity requirement and a $1.00 minimum bid price requirement for continued listing. As of this filing, we do not meet the minimum $2.5 million stockholders’ equity requirement or the $1.00 minimum bid price requirement for listing on the Nasdaq Capital Market.

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

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities. We need to raise additional financing in fiscal 2007 to fund our continuing operations, support the launch and further development of ClearPath, and other activities. Delisting from Nasdaq also would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital.

Success of our announced plans to introduce a breast brachytherapy device will be dependent upon a variety of factors.

We previously have announced the introduction of ClearPath, a new brachytherapy device for the treatment of breast cancer. Because we believe that our ClearPath device has certain technical and market advantages, we expect that this device may generate significant revenues in the future. There are a number of factors which could adversely affect our ability to achieve this goal, including:

•	Successful further development of a commercially marketable device;
•	Successful launch of a marketing and sales program for this device;
•	Our ability to protect our intellectual property through patents and licenses and avoid infringement of intellectual property of others;
•	Successful completion of technical improvements to the device;
•	Our ability to successfully manufacture production quantities of the device;
•
The acceptance of the device by physicians and health professionals as an alternative to other approaches to delivering radiation to a cancer patient’s breast tissue or to other products using a similar approach but employing different competitive technologies; and

•	Our ability to hire and train a direct sales force to sell the device;

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
• manufacturing cost overruns;
• failure to obtain customer acceptance and payment; and
• excess inventory caused by phase-in of new products and phase-out of old products.

    The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in our market, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing products. Without successful new product introductions, our revenues likely will continue to suffer, as competition erodes average selling prices. Even if customers accept new or enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins.

All of our product lines are subject to intense competition. Our most significant competitors have greater resources than we do. As a result, we cannot be certain that our competitors will not develop superior technologies, larger more experienced sales forces or otherwise be able to compete against us more effectively. If we fail to maintain our competitive position in key product areas, we may lose significant sources of revenue.

We believe that our Prospera brachytherapy seeds, our SurTRAK strands and needles and our new ClearPath device can generate substantial revenues in the future. We will need to continue to develop enhancements to these products and improvements on our core technologies in order to compete effectively. Rapid change and technological innovation characterize the marketplace for medical products, and our competitors could develop technologies that are superior to our products or that render such products obsolete. We anticipate that expenditures for research and development will continue to be significant. The domestic and foreign markets for radiation therapy are highly competitive. Many of our competitors and potential competitors have substantial installed bases of products and significantly greater financial, research and development, marketing and other resources than we do. Competition may increase as emerging and established companies enter the field. In addition, the marketplace could conclude that the tasks our products were designed to perform are no longer elements of a generally accepted treatment regimen. This could result in us having to reduce production volumes or discontinue production of one or more of our products.

    Our primary competitors in the brachytherapy seed business include: Nycomed Amersham PLC (through its control of Oncura) and C.R Bard, Inc., both of whom manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party (in the case of Oncura, we currently manufacture a portion of its Palladium-103 seed requirements pursuant to a distribution agreement reached in July, 2005); Core Oncology, which manufactures and sells Iodine-125 brachytherapy seeds and currently distributes third party manufactured Palladium-103 brachytherapy seeds; and Theragenics Corporation, which manufacturers Palladium-103 seeds and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well. Our SurTRAK strands and needles are subject to competition from a number of companies, including Worldwide Medical Technologies, Inc.

Our new ClearPath-HDR device for treatment of breast cancer is, like its competitors, designed to connect to a source of high-dose-rate (HDR) radiation which is administered in a specially shielded room in a hospital. It faces competition from Cytyc Corp. SenoRx, Inc. and Cianna Medical, (previously BioLucent, Inc.) The MammoSite RTS device from Cytyc Corp., currently the market leader, uses a balloon and catheter system to place the radiation source directly into the post-lumpectomy cavity. A device developed by SenoRx, Inc. also uses a balloon and catheter system to deliver the radiation dose. The SAVI device manufactured by Cianna Medical does not use a balloon and is comprised of an expandable bundle of catheters.

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

We are highly dependent on our direct sales organization, which is small compared to many of our competitors. Also, we will need to hire and train additional sales representatives to sell our ClearPath device. Any failure to build, manage and maintain our direct sales organization could negatively affect our revenues.

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

As a result of our relatively small sales force the need to hire and train additional sales representatives to sell our ClearPath device, and the intense competition for skilled sales and marketing employees, there can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

We depend partially on our relationships with distributors and other industry participants to market some of our products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

    Our 2005 agreement with Oncura for distribution of our Palladium-103 brachytherapy seeds is be an important component of that business. In addition, we do not have a direct sales force for our non-therapeutic radiation source products, and rely entirely on the efforts of agents and distributors for sales of those non-brachytherapy products. We cannot assure you that we will be able to maintain our existing relationships with our agents and distributors for the sale of our Palladium-103 brachytherapy seeds and our non-therapeutic radiation source products.

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

Currently, our products are predominantly used in the treatment of tumors of the prostate. If we do not obtain wider acceptance of our products to treat other types of cancer, our sales could fail to increase and we could fail to achieve our desired growth rate.

         Currently, our brachytherapy products are used almost exclusively for the treatment of prostate cancer. Further research, clinical data and years of experience will likely be required before there can be broad acceptance for the use of our brachytherapy products for additional types of cancer. If our products do not become more widely accepted in treating other types of cancer, our sales could fail to increase or could decrease.

We rely on several sole source suppliers and a limited number of other suppliers to provide raw materials and significant components used in our products. A material interruption in supply could prevent or limit our ability to accept and fill orders for our products.

         We depend upon a limited number of outside unaffiliated suppliers for our radioisotopes. Our principal suppliers are Nordion International, Inc. and Eckert & Ziegler AG. We also utilize other commercial isotope manufacturers located in the United States and overseas. To date, we have been able to obtain the required radioisotopes for our products without any significant delays or interruptions. Currently, we rely exclusively upon Nordion International for our supply of the Palladium-103 isotope; if Nordion International ceases to supply isotopes in sufficient quantity to meet our needs, there may not be adequate alternative sources of supply. If we lose any of these suppliers (including any single-source supplier), we would be required to find and enter into supply arrangements with one or more replacement suppliers. Obtaining alternative sources of supply could involve significant delays and other costs and these supply sources may not be available to us on reasonable terms or at all. Any disruption of supplies could delay delivery of our products that use radioisotopes, which could adversely affect our business and financial results and could result in lost or deferred sales.

If we are unable to attract and retain qualified employees, we may be unable to meet our growth and revenue needs.

         Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of John B. Rush, our president and chief executive officer, L. Michael Cutrer, our executive vice president and chief technology officer, Troy A. Barring, our chief operating officer, and James W. Klingler, our chief financial officer. Our future business and financial results could be adversely affected if the services of Messrs. Rush, Cutrer, Barring or Klingler or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

The medical device industry is characterized by competing intellectual property, and we could be sued for violating the intellectual property rights of others, which may require us to withdraw certain products from the market.

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

         In 2006, we licensed intellectual property which was later the subject of litigation brought by WorldWide Medical Technologies in U.S. District Court against both the Company as well as their former employee, Richard Terwilliger, who was previously our Vice-President of New Product Development. This intellectual property relates to the Company’s brachytherapy business, specifically, certain needle-loading and stranding technologies. While the Company does not believe that it has any liability in this matter, and is vigorously defending itself in the litigation, we cannot predict what effect an adverse result from this litigation would have on our future sales of the products at issue.

We use radioactive materials which are subject to stringent regulation and which may subject us to liability if accidents occur.

We manufacture and process radioactive materials which are subject to stringent regulation. We operate under licenses issued by the California Department of Health which are renewable every eight years. We received a renewal of our licenses for our North Hollywood and Chatsworth facilities in 2007. California is one of the "Agreement States," which are so named because the Nuclear Regulatory Commission, or NRC, has granted such states regulatory authority over radioactive materials, provided such states have regulatory standards meeting or exceeding the standards imposed by the NRC. Most users of our products must obtain licenses issued by the state in which they reside (if they are Agreement States) or the NRC. Use licenses are also required by some of the foreign jurisdictions in which we may seek to market our products.

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

Healthcare reforms, changes in health-care policies and unfavorable changes to third-party reimbursements for use of our products, could cause declines in the revenues of our products, and could hamper the introduction of new products.

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

    The federal Medicare program currently reimburses hospitals and freestanding clinics for brachytherapy treatments. Medicare reimbursement amounts typically are reviewed and adjusted at least annually. Medicare reimbursement policies are reviewed and revised on an ad hoc basis. Adjustments could be made to these reimbursement policies or amounts, which could result in reduced or no reimbursement for brachytherapy services. Changes in Medicare reimbursement policies or amounts affecting hospitals and freestanding clinics could negatively affect market demand for our products.

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

In the United States, medical devices are classified into three different categories, over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. The FDA has classified all of our brachytherapy products as Class I devices. Before a new device can be introduced into the United States market, the manufacturer must obtain FDA clearance or approval through either a 510(k) premarket notification or a premarket approval, unless the product is otherwise exempt from the requirements. Class I devices are statutorily exempt from the 510(k) process, unless the device is intended for a use which is of substantial importance in preventing impairment of human health or it presents a potential unreasonable risk of illness or injury.

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

The results of operations for any fiscal quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. As a consequence, operating results for a particular future period are difficult to predict. Such factors include the following:

•	Our net sales may grow at a slower rate than experienced in previous periods and, in particular periods, may decline;
•	Our future sales growth is highly dependent on the successful introduction of our ClearPath device;
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

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.85 and $2.00 in the fifty-two week period ended July 31, 2007. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Issuer Purchases of Equity Securities

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. No shares were repurchased by the Company for the three months ended July 31, 2007. As of July 31, 2007 and October 31, 2006, a cumulative total of 116,995 shares and 22,100 shares had been repurchased by the Company at a cost of $227,000 and $133,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates. We expect repurchases will be made in accordance with Rule 10b-18 and include a plan designed to satisfy the Rule 10b5-1 safe harbor.

Item 4. Submission of Matters to a Vote of Security Holders

On June 5, 2007 the Company, at its Annual Meeting of Stockholders, elected nine directors to hold office until the 2008 Annual Meeting.

The following table includes those persons nominated and elected as directors to hold office until the 2008 Annual Meeting of Stockholders, including the number of shares cast for, withheld, abstained and broker non-votes with respect to each of the nominees:

Description	For	Withheld	Abstained	Broker Non-Votes
L. Michael Cutrer	22,198,438	360,118	---	---
John A. Friede	22,279,911	278,645	---	---
Dr. Wilfred E. Jaeger	22,314,953	243,603	---	---
John B. Rush	22,299,953	258,603	---	---
John M. Sabin	22,291,879	266,677	---	---
Richard A. Sandberg	22,116,899	441,657	---	---
Dr. Gary N. Wilner	22,307,129	152,427	---	---
Nancy J. Wysenski	22,120,903	437,653	---	---
Roderick A. Young	22,305,929	252,627	---	---

Item 5. Other Information

Completion of Disposition of Assets

On September 17, 2007 North American Scientific, Inc. (“NASI”) completed the disposition of its NOMOS Radiation Oncology business (the “NOMOS Transaction”). In connection with the NOMOS Transaction, NOMOS Corporation (“NOMOS”) sold substantially all of its assets, including accounts receivable, contract rights, inventory, equipment and intellectual property, but excluding cash and certain other assets, to Best Medical International, Inc. (“Best”). The purchase price was $500,000 cash at closing, plus assumption of certain obligations and liabilities of NOMOS by Best, including approximately $3.1 million of liabilities for warranty and maintenance agreements, $0.2 million of other accrued liabilities, as well as the NOMOS facility lease in Cranberry Township, Pennsylvania. NOMOS retained certain other liabilities, including certain trade accounts payable and certain employee obligations.

Entry into a Material Definitive Agreement

On September 14, 2007, NASI and its wholly-owned subsidiary, North American Scientific, Inc., a California corporation (collectively, the “Company”), entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank (“Silicon Valley”). The Fourth Amendment amended the Loan and Security Agreement dated October 5, 2005 (the “Loan Agreement”). The Fourth Amendment included: (i) a forbearance by Silicon Valley from exercising its rights and remedies against the Company, until such time as Silicon Valley determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007 and August 31, 2007, and (ii) a consent to a subordinated debt facility of up to $750,000 with Agility Capital LLC. In connection with the Fourth Amendment, Silicon Valley consented to the NOMOS Transaction and released its lien on the NOMOS assets. A copy of the Fourth Amendment is attached hereto as Exhibit 10.3.

Item 6. Exhibits

(a) Exhibits.
Exhibits No.	Title

10.1
Third Amendment to Loan and Security Agreement dated August 24, 2007, between Silicon Valley Bank, North American Scientific, Inc., a Delaware corporation, North American Scientific, Inc., a California corporation, and NOMOS Corporation.

10.2
Agreement among North American Scientific, Inc., NOMOS corporation, and Best Medical International, Inc., dated as of September 11, 2007, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 14, 2007.

10.3
Fourth Amendment and Forbearance to Loan and Security Agreement dated September 14, 2007, between Silicon Valley Bank, North American Scientific, Inc., a Delaware corporation, and North American Scientific, Inc., a California corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

September 19, 2007	By:	/s/ John B. Rush
Name: John B. Rush
Title: President and Chief Executive Officer (Principal Executive Officer)

September 19, 2007	By:	/s/ James W. Klingler
Name: James W. Klingler
Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)