Form 10-K
period 2007-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2008-01-29
CIK 949876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007
Commission File Number 0-26670

NORTH AMERICAN SCIENTIFIC, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0366422 (I.R.S. Employer Identification No.)

20200 Sunburst Street, Chatsworth, CA 91311
(Address of principal executive offices)

(818) 734-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. Large Accelerated Filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $33.8 million (based upon the price at which the common stock was last sold, as of April 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter).

As of January 28, 2008, approximately 92,403,471 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about April 30, 2008, are incorporated by reference into Part III of this Form 10-K.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K

Item 1. BUSINESS

INTRODUCTION

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the Securities and Exchange Commission, or SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the "Risk Factors" section contained in this Item 1A, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

We are a Delaware corporation, incorporated in 1990, that designs, develops, produces and sells innovative products for radiation therapy treatment, including Prospera® brachytherapy seeds and SurTRAK™ needles and strands used primarily in the treatment of prostate cancer. In 2006 we introduced our ClearPath™ brachytherapy device to be used in the treatment of breast cancer. In addition, we develop and market products for other medical, environmental, research and industrial applications.

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

In October 2000, we acquired Theseus Imaging Corporation (“Theseus”), a company engaged in the research and development of a proprietary radiopharmaceutical imaging agent (referred to as “Hynic-Annexin V”). Over the following four years, we made substantial investments in Theseus for clinical trials and additional research. We shut down the operation of Theseus in September 2004 after determining that the cost to achieve successful development and regulatory approval would be substantial.

In August 2003, we acquired substantially all of the assets of Radiation Therapy Products (“RTP”), a manufacturer and distributor of equipment, including steppers and stabilizers, used in prostate brachytherapy procedures. We added RTP to our brachytherapy product portfolio to provide a more complete product offering to customers and prospects.

On May 4, 2004, we acquired NOMOS Corporation (“NOMOS”), a developer, manufacturer and marketer of products and services for Intensity Modulated Radiation Therapy (“IMRT”) and Image Guided Radiation Therapy (“IGRT”). NOMOS was recognized as the pioneer of the IMRT and IGRT fields and its products are used to treat a variety of cancers at hospitals and free-standing radiation oncology centers. In July 2007, we announced our plan to divest the NOMOS Radiation Oncology business in order to renew our focus on the marketing and development of innovative brachytherapy products for the treatment of prostate and breast cancer. We completed the sale of all significant assets, including licenses, trademarks and brand-names, and selected liabilities of NOMOS to Best Medical, Inc. for $500,000 in September, 2007. We will continue to wind down the remaining operations of NOMOS until such time that all accounts become settled. (See Note 2 of the Notes to Consolidated Financial Statements).

On November 7, 2006, we announced the introduction of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (APBI), at the American Society for Therapeutic Radiology and Oncology (ASTRO) Annual Meeting in Philadelphia. The ClearPath device is placed through a single incision and is designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. ClearPath is designed to accommodate either high-dose, ClearPath-HDR, or low-dose rate, ClearPath-CR, treatment methods. We received 510(k) approval from the United States Food and Drug Administration for a low-dose rate, or continuous release, treatment utilizing the Company’s Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We have been gaining clinical experience with the first generation ClearPath-HDR in 2007, and we intend to launch the second generation devices in 2008, to be followed by the general commercial release of our ClearPath-CR.

BRACHYTHERAPY TREATMENT OF CANCER

Derived from ancient Greek words for short distance (brachy) and treatment (therapy), brachytherapy, sometimes called seed implantation, is an outpatient procedure used in the treatment of different kinds of cancer. Radioactive “seeds” are carefully placed inside of the cancerous tissue and positioned in a manner that permits the most efficient dispersion of radiation into the cancer. Brachytherapy has now been used for over a century. Conditions currently treated with brachytherapy include prostate cancer, cervical cancer, endometrial cancer, coronary artery disease, and recently breast cancer. Brachytherapy is a minimally invasive medical procedure in which high-dose-rate (HDR) or low-dose-rate (LDR) sealed radioactive sources are temporarily or permanently implanted into cancerous tissue, delivering a therapeutically prescribed dose of radiation that is lethal to the cancerous tissue. Brachytherapy has been proven to be very effective and safe, providing a good alternative to surgical removal of the malignant tissue, while reducing the risk of certain long-term side effects.

Prostate Cancer

The prostate gland, found only in men, is a small walnut-sized gland surrounding the urethra, located under the bladder and in front of the rectum. According to the American Cancer Society, prostate cancer is considered a slow growing cancer relative to other types of cancer. Symptoms of prostate cancer are often not noticed until the cancer has progressed past its early stages. Prostate cancer is the second most prevalent form of cancer in men in the United States and is the second most common cause of cancer death in men. The American Cancer Society estimates that approximately 230,000 new cases of prostate cancer are diagnosed in the United States annually, and approximately 30,000 deaths of men in the United States are attributable to the disease each year.

The definitive test for identifying prostate cancer is a prostate biopsy, which typically involves a physician obtaining transrectally a number of small prostate tissue specimens using a specialized needle biopsy device. A digital rectal examination which looks for abnormally shaped prostate glands and the prostate specific antigen (“PSA”) blood test are the two most commonly used methods to identify candidates for a prostate biopsy. When localized prostate cancer is identified through a prostate biopsy, physicians have several therapies available for the treatment of prostate cancer.

The most widely used methods for treating prostate cancer are radical prostatectomy (“RP”), the surgical removal of the prostate; external beam radiation therapy (“EBRT”), which involves directing a beam of radiation from outside the body at the prostate gland in order to destroy cancerous tissue; cryosurgery, a procedure in which tissue is frozen to destroy tumors; and brachytherapy.

Prostate Brachytherapy

Overview

Prostate Brachytherapy involves the use of LDR seeds permanently implanted into cancerous tissue in the prostate, delivering a therapeutically prescribed dose of radiation that is lethal to the cancerous tissue. In the LDR seeding procedure, generally 60 to 120 rice-sized, low-level radioactive seeds, containing either Iodine-125 or Palladium-103, are permanently implanted into the prostate by a radiation oncologist or urologist to irradiate and destroy cancerous prostatic tissue. Insertion of the seeds is performed under ultrasound guidance that allows the physicians to view the prostate for proper seed implantation. A template, or grid, is positioned in front of the perineum and is fixed to the stabilization unit along with the ultrasound probe to facilitate correct needle placement. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in a computer generated treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. Following completion of the procedure, an x-ray or CT image is viewed to verify seed placement.

LDR brachytherapy patients are generally treated on an outpatient basis and are permitted to go home the same day, as the entire procedure typically takes less than two hours. Most patients are able to return to their normal activities within two or three days following the procedure.

LDR brachytherapy usually results in lower incidences of impotence and incontinence compared to other therapies, and faster recovery times than RP. Moreover, some studies have shown that the disease free survival rates ten years after brachytherapy treatment is comparable to those after RP. Brachytherapy is most effective for localized tumors treated in the early stages of the disease. Therefore, we believe that the growing use of PSA tests will help detect prostate cancer at an earlier stage and enhance the attractiveness of brachytherapy as a treatment alternative.

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

SurTRAK™. The SurTRAK family of products includes the SurTRAK pre-plugged needle with a unique synthetic, micro-angled insert for improved seed delivery and precise placement, and the SurTRAK strand which, used in conjunction with the needle, is bio-resorbable and designed to hold the seeds at predetermined distances adding speed and precision to the prostate brachytherapy procedure.  The SurTRAK needle is also available pre-loaded with seeds and spacers per the physician’s prescription.  The entire Prospera SurTRAK family of products is available packed, sterile and ready for use.

The STP-110 Precision Stepper and RTP-6000 Precision Stabilizer equipment precisely positions and holds the trans-rectal ultrasound probe during the LDR brachytherapy procedure.  The Stepper also provides a stable platform for the Template Guide which is used to precisely position the needles during seed implantation.  Additional products that we offer include radiation shielding and needle loading accessories such as the Horizontal Needle Box, Needle Loading Shield, Needle Loading Box and Needle Loading Carousel.  These products offer a natural complement to the brachytherapy seeds.

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

This procedure is associated with relatively high rates of impotence and incontinence. For instance, a study published in the Journal of the American Medical Association in January 2000 reported that approximately 60% of men who had received RP reported erectile dysfunction as a result of surgery. The same report found that approximately 40% of the patients studied reported at least occasional incontinence. New bilateral nerve-sparing techniques are currently being used more frequently in order to address these side effects, but these techniques require a high degree of surgical skill. RP is typically more expensive than other common treatment modalities.

External Beam Radiation Therapy (“EBRT”)

EBRT allows patients to receive treatment on an outpatient basis and at a lower cost than RP. EBRT involves directing a beam of radiation from outside the body at the prostate gland in order to destroy cancerous tissue. The course of treatment usually takes seven to eight weeks to deliver the total dose of radiation prescribed to kill the tumor.

However, some studies have shown that the ten-year disease free survival rates with treatment through EBRT are not comparable to the disease free survival rates after RP or brachytherapy treatment. In addition, because the radiation beam travels through the body, affecting both healthy and cancerous tissue alike, other side effects are associated with EBRT. For instance, rectal wall damage caused by the radiation beam is a noted negative side effect. Data suggests that between 30% and 40% of the patients who undergo EBRT suffer problems with erectile dysfunction after treatment.

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

Breast Brachytherapy

Approximately 270,000 new cases of breast cancer are diagnosed in the U.S. each year. Only 75% of breast cancers are discovered in early-stages, and are therefore suitable for BCT. Therefore, we estimate the total market for postlumpectomy brachytherapy is approximately 200,000 patients annually. With typical average selling prices of approximately $2,700, we estimate the U.S. brachytherapy market potential at approximately $540 million, excluding the cost of radiation sources and brachytherapy seeds, used in the treatment. Including the revenues from radiation sources and brachytherapy seeds, we estimate the U.S. brachytherapy market potential at over $700 million.

Breast brachytherapy may utilize either high-dose-rate (HDR) or low-dose-rate (LDR) sources. Unlike prostate brachytherapy treatment which is administered by the permanent implantation of LDR souces in the prostate, breast brachytherapy is administered by temporarily placing the radiation source in the post-lumpectomy site. With HDR breast brachytherapy, the placement of the HDR radiation source (Iridium-192) directly into the post-lumpectomy site reduces the treatment time to approximately 5 days compared to 30-35 days for whole breast radiation therapy. HDR therapy can be used at the time of the lumpectomy or in the months after the procedure as with whole breast radiation therapy (WBRT). The HDR source can be placed and removed in a physician's office under local anesthesia in contrast to WBRT, which must be performed in a radiation-safe heavily shielded room. Clinical outcomes, including recurrence rates, for HDR radiation therapy are similar to those obtained with the more invasive, longer treatment time, WBRT. HDR therapy can also be used as an adjunct therapy in patients who have received WBRT previously. In this application, patients generally receive treatments over one to two days.

In the past, LDR therapy utilizing multi-catheter systems and seed implants have been associated with negative cosmetic results. These systems typically use 10-15 injection sites to deliver local radiation therapy or exposed radiation too close to the surface of the skin, causing aesthetic defects including spider veins.

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

ClearPath™. On November 7, 2006, we announced the introduction of ClearPath, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (APBI), at the American Society for Therapeutic Radiology and Oncology (ASTRO) Annual Meeting in Philadelphia. The ClearPath systems are placed through a single incision and are designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. ClearPath is designed to accommodate either high-dose, ClearPath-HDR, or low-dose rate, ClearPath-CR, treatment methods. We received 510(k) approval from the United States Food and Drug Administration for a low-dose rate, or continuous release, treatment utilizing the Company’s Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We have been gaining clinical experience with the first generation ClearPath-HDR in 2007, and we intend to launch the second generation devices in 2008, to be followed by release of our ClearPath-CR.

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

The ClearPath-HDR system consists of 12 individually adjustable catheters, 6 of which are partially deployed in the HDR application. This feature potentially allows radiation oncologists to offer brachytherapy to patients who have not been appropriate for other available brachytherapy products because their cavities have been considered too close to the skin. Traditional breast brachytherapy has been associated with negative cosmetic outcomes largely due to the proximity of the radiation source to the skin. Recommendations are that the radiation source be 7 mm or more from the skin. The unique ability of ClearPath to partially deploy 6 source catheters could negate this proximity problem. The deployed catheters in ClearPath, unlike a balloon, are more conformal, neither compressing nor altering the shape of the surrounding tissue.

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

Radiation Calibration and Reference Source Products

Radioactivity is a natural physical property of certain chemical elements. Radioisotopes are radioactive elements which emit energy characteristics specific to that isotope. At sites possessing or storing radioactive materials, radiation detection instruments are typically used to monitor the emitted radiation from a given sample (i.e., soil, air, water, etc.) to identify and quantify the radioisotopes present in that sample to help ensure safety to workers and the surrounding environment. In order to determine a particular instrument's efficiency, an accurately measured and contained amount of a radioactive isotope is required to serve as a calibration reference standard. Each type of sample being monitored by an instrument typically requires a radiation standard of identical form and geometry to the sample.

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

INTELLECTUAL PROPERTY

Patents

We believe that patents and other proprietary rights are important to our business. It is our policy to seek appropriate patent protection both in the United States and abroad for our proprietary technology and to enter into license agreements with various companies to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents. The following chart shows our outstanding patents and their respective expiration dates.

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
October 23, 2003 until October 23, 2023

Apparatus and Method for Loading a Brachytherapy Seed Cartridge (6,755,775)	An apparatus and method for loading radioactive brachytherapy seeds into a seed cartridge for use with an applicator.	June 29, 2004 until June 29, 2021

In addition, as of December 31, 2007, we had 8 additional United States pending patent applications. We have also been issued 5 foreign patents and have 9 foreign patent applications still pending.

Third-Party License Agreements

We license from third parties some of the technologies used in our core products. The following is a summary of our material third-party licenses.

•
IdeaMatrix, Inc. We have an exclusive license from IdeaMatrix, Inc. (a company wholly owned by our former Vice President of New Product Development - Brachytherapy, Richard Terwilliger) for certain brachytherapy technology pertaining to needles and strands used in the brachytherapy manufacturing process. This technology is critical to our SurTRAK line of products sold in connection with our brachytherapy seeds. Under this exclusive license agreement, we paid $125,000 upon execution of the license agreement on February 17, 2006, and we are required to pay $125,000 per year over five years. There is no annual renewal fee or royalty arising out of this license. The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, we have agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc. Please see Item 3, Legal Proceedings for more information.

•
University of South Florida Research Foundation, Inc.: On February 2, 2007, we entered into an exclusive license from the University of South Florida Research Foundation, Inc. (the “Foundation”) covering certain patent processes which may be used in the manufacture and distribution of our ClearPath products. Under the license agreement, we paid $23,000 in May 2007, which included a one-time license fee of $10,000 and a reimbursement of legal fees incurred by the Foundation to draft the license agreement. The license requires us to pay a $75,000 fixed license fee upon the first commercial sale of products covered by the license, and additional $75,000 license fees upon achieving each of $10 million and $20 million in aggregate product sales. Royalty fees of 7.5% of net sales of licensed products are due annually on the anniversary of the agreement, with minimum royalty payments of $50,000 on the first and second anniversary of the agreement, increasing to $75,000 on each anniversary thereafter. The term of this license expires upon the last expiring patent included in the license The license further allows us to sublicense the covered processes for additional fees.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to enter into confidentiality agreements with our employees, consultants and vendors, and we generally control access to our proprietary information.

COMPETITION

Our primary competitors in the brachytherapy seed business include: C.R. Bard, Inc. Oncura, Inc., and Core Oncology, Inc., all of whom manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party (in the case of Oncura and Core Oncology, we currently manufacture a portion of their Palladium-103 seed requirements pursuant to distribution agreements reached with Oncura in July 2005 and with Core Oncology in August 2007); and Theragenics Corporation, which manufactures Palladium-103 seeds, and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well. Our SurTRAK strands and needles are subject to competition from a number of companies, including Worldwide Medical Technologies, Inc.

Our new ClearPath-HDR device for treatment of breast cancer is, like its competitors, designed to connect to a source of high-dose-rate (HDR) radiation, which is administered in a specially shielded room in a hospital. It faces competition from Hologic, Inc., SenoRx, Inc. and Cianna Medical (previously BioLucent, Inc.). The MammoSite RTS device from Hologic, Inc., currently the market leader, uses a balloon and catheter system to place the radiation source directly into the post-lumpectomy cavity. The Contura MLB device developed by SenoRx, Inc. also uses a balloon and catheter system to deliver the radiation dose. The SAVI device manufactured by Cianna Medical does not use a balloon and is comprised of an expandable bundle of 6 catheters.

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

SALES AND MARKETING

Since January 2003, we have developed an internal sales force to directly market and sell our brachytherapy products. At the end of fiscal year 2007, the domestic sales staff consisted of six business development managers. In addition, we had five customer service representatives. We recently have hired a Vice President of Sales, and plan to expand our sales force in our Radiation Sources business in fiscal year 2008 to market ClearPath, our new device for breast cancer treatment.

Each of our sales representatives sells products and services to customers within an assigned territory. The sales representatives promote customer satisfaction with periodic service calls in addition to scheduled follow-up visits. Our products are principally marketed directly to the end-user physicians or purchasing groups that act on their behalf. In addition to our sales efforts in the United States market, we also market our products in Europe. $0.7 million, or 4.7%, of our total revenues in fiscal year 2007 were attributable to international markets. Two customers, Oncura and Pinestar Technology, Inc., each accounted for over 10% of our revenue.

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

The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications, disqualification from sponsoring, or conducting clinical investigations, preventing us from entering into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Approval of new medical devices is a lengthy procedure and can take a number of years and the expenditure of significant resources. There is a shorter FDA review and clearance process, the pre-market notification process, or the 510(k) process, whereby a company can market certain medical devices that can be shown to be substantially equivalent to other legally marketed devices. We have been able to achieve market clearance for some of our medical device products using the 510(k) process.

In the United States, medical devices are classified into three different categories over which FDA applies increasing levels of regulation: Class I, Class II and Class III. Most Class I devices are exempt from pre-market notification 510(k); most Class II devices require pre-market notification 510(k) and most Class III devices require pre-market approval. All of our radiation therapy products are Class II devices and have received 510(k) clearance.

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

As a medical device manufacturer, we are also subject to laws and regulations administered by governmental entities at the federal, state and local levels. For example, our facilities are licensed as medical product manufacturing facilities in California and are subject to periodic state regulatory inspections. Our customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Additionally, our facilities in the Los Angeles metropolitan area operate under a license issued by the California Department of Health which allows us to manufacture and process radioactive materials. The license for one of our facilities expires in 2008, and we have filed a renewal application. The license for the other facility expires in 2018. We are subject to a routine inspection by the California Department of Health Services for compliance with good manufacturing practice, health and safety requirements, and other applicable regulations. Moreover, our use, management and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

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

Canada has a similar device classification system to the FDA, although its system contains four classes (Class I through Class IV). Health Canada has granted us Class III licenses to distribute our PROSPERA brachytherapy products throughout Canada. The Quality System for each facility is audited annually for compliance to the Canadian Medical Device Regulations. This allows us to sell our products in Canada.

We rely exclusively on our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the United States, Canada and Europe.

MANUFACTURING

We manufacture all of our brachytherapy seed products at two facilities in the Los Angeles, California metropolitan area. We manufacture certain of our brachytherapy accessory products, including our steppers and stabilizers, and our calibration and reference source products in one of our Los Angeles facilities. The equipment used to manufacture our products is purchased from a variety of suppliers. Additionally, we have developed an in-house capability to both build and repair certain equipment used in the manufacturing of our products. We consider our manufacturing equipment to be in good condition.

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

RESEARCH AND DEVELOPMENT

Research and development ("R&D”) expenses in continuing operations totaled $1.8 million, $1.2 million and $0.7 million during the years ended October 31, 2007, 2006 and 2005, respectively, primarily due to the development costs of ClearPath in fiscal years 2006 and 2007. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

EMPLOYEES

As of October 31, 2007, we had a total of 88 full-time employees. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

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

Item 1A. Risk Factors

We have experienced significant losses and expect to incur losses in the future. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has materially declined. We raised additional equity financing in January, 2008 to fund our continuing operations, support the further development and launch of ClearPath and other activities. If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $21.0 million, $17.1 million and $55.5 million in our fiscal years ended October 31, 2007, 2006 and 2005, respectively. As a result, the total amount of our cash, cash equivalents, and investments in marketable securities has significantly declined from approximately $15.0 million at October 31, 2004 to $0.6 million at October 31, 2007, and our interest-bearing debt has grown to $3.3 million. In addition, our line of credit with Silicon Valley Bank will expire on February 1, 2008, and there is no assurance that it will be renewed.

The negative cash flow we have sustained has materially reduced our working capital. Although our working capital has been replenished to some extent by our January 2008 equity financing, continued negative cash flow could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take actions intended to improve our results. These actions include reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including our ability to obtain additional financing, our ability to increase revenues and to reduce further our losses from operations, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, and the level of demand for our products.

The amount of working capital that we will need in the future will also depend on our efforts and many factors, including:

•	Our ability to successfully develop, market and sell our products, including the successful further development and launch of our new ClearPath device for treatment of breast cancer;
•	Continued scientific progress in our discovery and research programs;
•	Levels of selling and marketing expenditures that will be required to launch future products and achieve and maintain a competitive position in the marketplace for both existing and new products;

•	Structuring our businesses in alignment with their revenues to reduce operating losses;
•	Levels of inventory and accounts receivable that we maintain;
•	Level of capital expenditures;
•	Acquisition or development of other businesses, technologies or products;
•	The time and costs involved in obtaining regulatory approvals;
•	The costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•	The potential need to develop, acquire or license new technologies and products.

We completed a private placement of $15.5 million of our common stock in January, 2008; however, we may need to raise additional equity financing, reduce operations and take other steps to achieve positive cash flow. We also may be required to curtail our expenses or to take steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. We cannot assure you that we will be successful in these efforts or that any or some of the above factors will not negatively impact us. We believe that we will have sufficient cash to sustain us at least through the next twelve months.

Future financing transactions will likely have dilutive and other negative effects on our existing shareholders.

In January 2008, we completed a private placement of 63,008,140 shares of our common stock that also included 3,150,407 shares of common stock issuable upon exercise of warrants. This financing resulted in significant dilution of the Company’s current shareholders. If we raise additional equity financing in the future, the percentage ownership held by existing shareholders would be further reduced, and existing shareholders may experience further significant dilution. In addition, new investors may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions.

We currently do not meet the continued listing requirements of the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to the Nasdaq Capital Market.

As of July 31, 2007, we did not meet the $10 million stockholders’ equity requirement under Maintenance Standard 1 for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). As a result of our non-compliance, The Nasdaq Stock Market sent us a notice that our stock was subject to delisting from the The Nasdaq Global Market. We appealed the delisting to the Nasdaq Listing Qualifications Panel, and on December 11, 2007, we received formal notice that the Nasdaq Listing Qualifications Panel had granted our request for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market, and continued listing on the Nasdaq Capital Market, subject to the following exceptions:

▪
On or before January 17, 2008, we were required to inform the Panel that we had received funds sufficient to put us in compliance with the Capital Market shareholders’ equity requirement of $2.5 million. Within four business days of the receipt of the funds, we were required to make a public disclosure of receipt of the funds and file a Form 8-K with pro forma financial information indicating that we planned to report proforma shareholders’ equity of $2.5 million or greater for the fiscal year ended October 31, 2007. We informed the Panel of receipt of sufficient funds on January 18, 2008. We publicly disclosed receipt of such funds in a press release dated January 22, 2008 and filed a Form 8-K with respect to this matter on January 25, 2008.

▪
On or before January 31, 2008, we were required to file our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, which shall demonstrate proforma shareholder’s equity of $2.5 million or greater. This information is set forth below in this Report under “Subsequent Events – Nasdaq Delisting.”

On October 5, 2007, we received a notice from Nasdaq indicating that, for the preceding 30 consecutive days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing. In accordance with the Nasdaq rules, we have until April 2, 2008, to regain compliance. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with the rule by April 2, 2008, we understand that the Nasdaq Staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Staff’s determination to a Nasdaq Listing Qualifications Panel, but no assurance can be given that any such appeal would be successful.

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

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities. We may need to raise additional financing in fiscal 2008 to fund our continuing operations, support the launch and further development of ClearPath, and other activities. Delisting from Nasdaq also would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital.

Success of our ClearPath breast brachytherapy device will be dependent upon a variety of factors.

We previously have announced the introduction of ClearPath, a new brachytherapy device for the treatment of breast cancer. Because we believe that our ClearPath device has certain technical and market advantages, we expect that this device may generate significant revenues in the future. There are a number of factors which could affect our ability to achieve this goal, including:

•	The successful further development of a commercially marketable device;
•	The successful launch of a marketing and sales program for this device;
•	Our ability to protect our intellectual property through patents and licenses and avoid infringement of intellectual property of others;
•	The successful completion of technical improvements to the device;
•	Our ability to successfully manufacture production quantities of the device;
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
•   competitors' responses to new product developments;
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

All of our product lines are subject to intense competition. Our most significant competitors have greater resources than we do. As a result, we cannot be certain that our competitors will not develop superior technologies, larger more experienced sales forces or otherwise be able to compete against us more effectively. If we fail to maintain our competitive position in key product areas, we may lose or be unable to develop significant sources of revenue.

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

Our primary competitors in the brachytherapy seed business include: C.R. Bard, Inc. Oncura, and Core Oncology, all of whom manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party (in the case of Oncura and Core Oncology, we currently manufacture a portion of their Palladium-103 seed requirements pursuant to distribution agreements reached with Oncura in July 2005 and with Core Oncology in August 2007); and Theragenics Corporation, which manufacturers Palladium-103 seeds, and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well. Our SurTRAK strands and needles are subject to competition from a number of companies, including Worldwide Medical Technologies, Inc.

Our new ClearPath-HDR device for treatment of breast cancer is, like its competitors, designed to connect to a source of high-dose-rate (HDR) radiation, which is administered in a specially shielded room in a hospital. It faces competition from Hologic, Inc., SenoRx, Inc. and Cianna Medical (previously BioLucent, Inc.). The MammoSite RTS device from Hologic, Inc., currently the market leader, uses a balloon and catheter system to place the radiation source directly into the post-lumpectomy cavity. The Contura MLB device developed by SenoRx, Inc. also uses a balloon and catheter system to deliver the radiation dose. The SAVI device manufactured by Cianna Medical does not use a balloon and is comprised of an expandable bundle of 6 catheters.

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

Our 2005 agreement with Oncura, Inc. and our 2007 agreement with Core Oncology, Inc. for distribution of our Palladium-103 brachytherapy seeds are important components of that business. In addition, we do not have a direct sales force for our non-therapeutic radiation source products, and rely entirely on the efforts of agents and distributors for sales of those non-brachytherapy products. We cannot assure you that we will be able to maintain our existing relationships with our agents and distributors for the sale of our Palladium-103 brachytherapy seeds and our non-therapeutic radiation source products.

We depend partially on our relationships with two large customers that each comprise more than 10% of our revenue. If these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

Our sales to Oncura, Inc. and Pinestar Technology, Inc. each comprised more than 10% of our revenue for 2007. We cannot assure you that we will be able to maintain our existing relationships with our large customers for the sale of our Palladium-103 brachytherapy seeds and our non-therapeutic radiation source products.

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

Currently, our revenues are primarily derived from products predominantly used in the treatment of tumors of the prostate. If we do not obtain wider acceptance of our products to treat other types of cancer, our sales could fail to increase and we could fail to achieve our desired growth rate.

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

In 2006, we licensed intellectual property which was later the subject of litigation brought by WorldWide Medical Technologies in U.S. District Court against both us and our former employee, Richard Terwilliger, who was previously our Vice-President of New Product Development. This intellectual property relates to our brachytherapy business, specifically, certain needle-loading and stranding technologies. While we do not believe that we have any liability in this matter, and are vigorously defending ourself in the litigation, we cannot predict what effect an adverse result from this litigation would have on our future sales of the products at issue.

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

Healthcare reforms, changes in health-care policies and unfavorable changes to third-party reimbursements for use of our products could cause declines in the revenues of our products, and could hamper the introduction of new products.

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

In addition to FDA-required market clearances and approvals, our manufacturing operations are required to comply with the FDA's Quality System Regulation, or QSR, which addresses the quality program requirements, such as a company's management responsibility for the company's quality systems, and good manufacturing practices, product design, controls, methods, facilities and quality assurance controls used in manufacturing, assembly, packing, storing and installing medical devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for us to be able to continue to market cleared or approved product offerings. There can be no assurance that we will not incur significant costs to comply with these regulations in the future or that the regulations will not have a material adverse effect on our business, financial condition and results of operations. Our compliance and the compliance by some of our suppliers with applicable regulatory requirements are and will continue to be monitored through periodic inspections by the FDA. The FDA makes announced and unannounced inspections to determine compliance with the QSR's and may issue us 483 reports listing instances where we have failed to comply with applicable regulations and/or procedures or Warning Letters which, if not adequately responded to, could lead to enforcement actions against us, including fines, the total shutdown of our production facilities and criminal prosecution.

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

         Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In 2007, less than 5% of our product revenues and less than 5% of our total revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by NASDAQ in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These rules, regulations and requirements have significantly increased our legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management. We expect our continued compliance with these and future rules and regulations to continue to require significant resources. These new rules and regulations also may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve on our audit committee.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.28 and $1.75 per share in the fifty-two week period ended October 31, 2007, and through the date prior to this filing has been as low as $0.20 per share. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In connection with our January 2008 sale of common stock and accompanying warrants, we intend to file resale registration statements covering an aggregate of up to 63,008,140 shares of common stock and 3,150,407 shares of common stock issuable upon exercise of warrants for the benefit of the selling security holders. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We are headquartered in the Los Angeles, California metropolitan area where we occupy two properties totaling approximately 40,000 square feet used for manufacturing and administration. Our leases for each of these facilities expire in November 2008, with renewal options. We believe that our facilities are adequate, suitable and of sufficient capacity to support our current operations.

Item 3. LEGAL PROCEEDINGS

In November 2005, we were served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that we fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once we acquired that information, we allegedly learned that Richard Terwilliger, (our former Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. We were served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as our Vice President of New Product Development. We have agreed to defend Mr. Terwilliger. We have removed the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated. The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  We deny liability and intend to vigorously defend ourself in this litigation as it progresses. No trial date has yet been set.

On April 20, 2006, a lawsuit captioned J.P. Morgan Trust Company, N.A. v. John Alan Friede, et al. was filed in the U.S. District Court for the Southern District of New York against John Friede, a stockholder of the Company who was then also a director of the Company, Mr. Friede’s wife, and NOMOS Corporation, a subsidiary of the Company. With respect to NOMOS, the complaint sought repayment of at least approximately $5,250,000 principal amount of loans allegedly made to and still outstanding and owed by NOMOS, and other related equitable remedies plus interest, costs and expenses.

In accordance with the indemnification provisions of the merger agreement under which we acquired NOMOS on May 4, 2004, and the related indemnity escrow agreement, we made a claim for indemnification against the escrow to preserve our right of indemnity. The indemnity escrow account recently held approximately $1,225,000 of cash and 526,810 shares of our common stock.

As of October 23, 2007, a stipulation was entered into by all parties to dismiss the lawsuit, with prejudice, which stipulation was filed and certified by the Court on November 6, 2007. The plaintiff has issued a general release and discharge of claims against NOMOS and its affiliates, including the Company. Therefore, on November 15, 2007, we notified the escrow agent that we were withdrawing our claim of indemnification against the escrow, and authorized the escrow agent to distribute amounts held in the escrow fund in accordance with the terms of the escrow agreement.

In October 2007, we were served with a demand for arbitration by AnazaoHealth Corporation (“AnazaoHealth”). AnazaoHealth provides needle loading services for our Prospera brachytherapy products pursuant to a Services Agreement dated as of June 1, 2005, as amended (the “Services Agreement”). In its demand for arbitration, AnazaoHealth is seeking indemnification from us under the Services Agreement for damages arising out of a litigation filed against AnazaoHealth in the U.S. District Court for the District of Connecticut (the “Connecticut Litigation”) by Richard Terwilliger, Gary Lamoureux, World Wide Medical Technologies, LLC, IdeaMatrix, Inc., Advanced Care Pharmacy, LLC, Advanced Care Pharmacy, Inc., and Advanced Care Medical, Inc. The plaintiffs in the Connecticut Litigation claim that AnazaoHealth’s provision of services in the brachytherapy field infringes their patent rights, and certain of the plaintiffs claim that our Prospera products infringes their patent rights. We deny liability and intend to vigorously defend ourselves in this arbitration.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

John B. Rush 48, joined North American Scientific, Inc. in April, 2007 as President and Chief Executive Officer. Previously, Mr. Rush has served since 2002 as President and Chief Executive Officer of Sanarus Medical, a leading developer of minimally invasive medical devices for diagnosing and treating breast disease. Prior to joining Sanarus, Mr. Rush was President and Chief Executive Officer of Micro Therapeutics, Inc. (now owned by ev3, Inc.), a publicly traded medical device company focused on the treatment of cerebral and peripheral vascular disorders worldwide. Mr. Rush has over twenty-four years of experience in the medical device sector, with a background in sales, marketing and management at such companies as Scimed Life Systems/Boston Scientific and Cilco/CooperVision/Alcon Surgical.

Troy A. Barring 44, joined North American Scientific, Inc. as Senior Vice-President and Chief Operating Officer in September 2007. Previously, Mr. Barring has served since 2001 in a number of positions with Biosense Webster, a Division of Johnson and Johnson, including Vice President, World Wide Services, Vice President of Operations, and Senior Vice President of Research and Development and Operations. Mr. Barring has over 13 years of management experience in the medical device sector, with a background in manufacturing, operations, and research and development at such companies as Scimed Life Systems, a Division of Boston Scientific, and Sorin Biomedical.

L. Michael Cutrer 51, transitioned from the position of President and Chief Executive Officer, a position he held with the Company since 1990, to become the Company’s Executive Vice President and Chief Technology Officer upon the appointment of Mr. Rush in April 2007. Previously, Mr. Cutrer was a Manager of Isotope Products Laboratory, Inc., a radioisotope manufacturing company, where he was responsible for industrial product manufacturing, research and development. In November 2006, the Company announced that Mr. Cutrer planned to transition from the position of president and chief executive officer to become the Company’s executive vice president and chief technology officer. As chief technology officer, we expect that Mr. Cutrer would, in addition to other responsibilities, continue to play an active leadership role in the Company’s breast brachytherapy program.

James W. Klingler 60, joined North American Scientific, Inc. in July 2004 as Senior Vice President and Chief Financial Officer. Previously, he was Vice President-Finance and Chief Financial Officer of Troy Group, Inc., a provider of secure check printing products and wireless connectivity solutions, from January 2002 to July 2004. From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that was merged into Hewlett-Packard Company. In prior positions, Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services for safety, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies Inc., a company that manufactures polyurethane products, from October 1994 to February 1999.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the ticker symbol "NASI". On December 11, 2007, we were notified by Nasdaq that it had granted our request to transfer our listing to the Nasdaq Capital Market and continue our listing on that market, subject to certain conditions described in “Management’s Discussion and Analysis - Nasdaq Delisting.” We anticipate that our common stock will be transferred to the Nasdaq Capital Market in the near future. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq Global Market.

	High	Low
Fiscal 2007
First Quarter	1.25	0.85
Second Quarter	1.29	0.88
Third Quarter	1.75	0.92
Fourth Quarter	1.13	0.28

Fiscal 2006
First Quarter	2.58	1.89
Second Quarter	2.49	1.96
Third Quarter	2.16	1.57
Fourth Quarter	1.85	1.03

As of December 31, 2007, we had approximately 478 shareholders of record.

We have never paid cash dividends on our common stock and have no plans to do so.

The following performance graph compares the cumulative total stockholder return on our common stock, assuming the reinvestment of dividends, with the cumulative total return on the published Nasdaq Composite and the Nasdaq Medical Equipment Index, over the five year period ending October 31, 2007.

STOCK PERFORMANCE GRAPH

	2002	2003	2004	2005	2006	2007

North American Scientific, Inc.	100.00	80.19	57.27	28.52	11.52	6.27
NASDAQ Composite	100.00	145.24	150.62	162.33	184.27	223.53
NASDAQ Medical Equipment	100.00	149.19	165.33	203.52	220.00	301.08

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Year Ended October 31,
	2007(5)	2006(5)	2005(4)(5)	2004(1),(3), (5)	2003(2)

	(In thousands, except for per share amounts)
Statement of Operations:
Net sales	$15,317	$12,594	$12,032	$12,978	$14,683
Cost of goods sold	10,690	8,998	8,137	7,447	6,944

Gross profit	4,627	3,596	3,895	5,531	7,739
Operating expenses	14,637	12,923	11,224	16,193	10,086

Income (loss) from operations	(10,010)	(9,326)	(7,329)	(10,662)	(2,347)
Interest and other income, net	(535)	(119)	120	580	1,749

Income (loss) before provision (benefit) for income taxes	(10,545)	(9,445)	(7,209)	(10,082)	(598)
Provision (benefit) for income taxes	—	—	—	257	—

Income (loss) from continuing operations	(10,545)	(9,445)	(7,209)	(9,825)	(598)
Income (loss) from discontinued operations (3)	(10,453)	(7,685)	(48,304)	(26,482)	(8,536)
Cumulative effect of change in accounting principle	—	—	—	—	(306)
Net loss	$(20,998)	$(17,130)	$(55,513)	$(36,307)	$(9,440)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.36)	$(0.43)	$(0.44)	$(0.75)	$(0.06)
Income (loss) from discontinued operations(3)	(0.36)	(0.35)	(2.92)	(2.01)	(0.83)
Cumulative effect of change in accounting principle	—	—	—	—	(0.03)
Net loss	$(0.72)	$(0.78)	$(3.36)	$(2.76)	$(0.92)

Shares used in per share calculation
Basic	29,344	21,956	16,502	13,139	10,258

	As of October 31,
	2007(4)	2006(4)	2005(4)	2004(1),(3)(4)	2003(2)
		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$609	$903	$3,623	$14,980	$49,115
Assets held for sale(4)	—	11,377	14,115	60,441	—
Total assets	6,175	27,198	8,218	20,098	62,532
Total debt	3,323	—	—	—	—
Total stockholders' (deficit) equity	$(2,912)	$17,188	$10,801	$65,377	$55,746

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

(2)
The 2003 results include a $0.3 million charge for the cumulative effect of a change in accounting principle to recognize future decommissioning costs of leased manufacturing facilities. This item had a $(0.03) impact on basic and diluted loss per share.

(3)
In September 2004, the Company’s Theseus operation was shut down. The Statement of Operations data include Theseus as a discontinued operation. The 2004 results include a loss on discontinued operations of $5.2 million and loss from operations of $7.3 million. Loss from operations consisted primarily of research and development expenses.

(4)
At October 31, 2005, the Company recorded a $40.2 million impairment loss of NOMOS goodwill and intangible assets as a result of its evaluation of the fair value of its long-lived assets under SFAS 142 and SFAS 144. The impairment loss is included in the Loss from Discontinued Operations in the Consolidated Statements of Operations for the year ended October 31, 2005.

(5)
In September 2007, the Company shut down the operations of its NOMOS segment and sold substantially all of its NOMOS assets to a third party. The Statement of Operations data for 2004 through 2006 have been revised to include NOMOS as a discontinued operation. The effects of revising these years resulted in a $16.4 million, $20.2 million, and $11.8 million decrease in revenue, a $6.3 million, $8.3 million and $3.4 million decrease in gross profit, and a $14.2 million, $56.9 million and $17.3 million decrease in operating expenses for 2006, 2005 and 2004, respectively. Loss from discontinued operations increased by $7.9 million, $48.7 million and $13.9 million, or $0.36, $2.95 and $1.06 per share in 2006, 2005 and 2004, respectively as a result of this change. Assets held for sale represent primarily all the assets of the NOMOS operation sold as a result of this transaction at the respective Balance Sheet date.

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

Overview

We manufacture, market and sell products for the radiation oncology community, including Prospera® brachytherapy seeds and SurTRAK™ needles and strands used primarily in the treatment of prostate cancer. We also develop and market brachytherapy accessories used in the treatment of disease and calibration sources used in medical, environmental, research and industrial applications.

In November 2006, we announced the introduction of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (APBI). Our ClearPath systems are placed through a single incision and are designed to conform to the resection cavity, allowing physicians to deliver a more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. The placement of the radiation source directly into the post-lumpectomy site reduces the treatment time to approximately 5 days compared to 30-35 days for whole breast radiation therapy, and reduces the risks associated with external beam radiation treatment. ClearPath is designed to accommodate either high-dose, ClearPath-HDR™, or low-dose rate, ClearPath-CR™, treatment methods. We received 510(k) approval from the United States Food and Drug Administration for a low-dose rate, or continuous release treatment utilizing our Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We have been gaining clinical experience with the first generation ClearPath-HDR in 2007, and we intend to launch the second generation devices in 2008, to be followed by the general commercial release of our ClearPath-CR.

On September 17, 2007, we completed the sale of all significant assets, including licenses, trademarks and brand-names, and selected liabilities of NOMOS Corporation to Best Medical, Inc. for $500,000. We expect that the divestiture of NOMOS will allow us to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer. The financial results of NOMOS are reported as a discontinued operation in accompanying financial statements.

We have incurred substantial net losses since fiscal year 2000. We expect the losses to continue for at least the next fiscal year as we continue to develop our ClearPath product, and obtaining adequate financing is an important part of our business strategy.

Subsequent Events

Debt arrangements

John Friede Note

On October 30, 2007, we entered into a Loan Agreement (the “Friede Loan Agreement”) with Mr. John Friede (the “Lender”), a stockholder and former director of the Company. Subject to the terms of the Friede Loan Agreement, the Lender agreed to loan us $500,000 in two installments of $250,000 each. The loan was unsecured and subordinated to the loan agreements with Silicon Valley Bank and Agility Capital. In connection with the Friede Loan Agreement, we agreed to issue to the Lender a warrant to purchase that number of shares of our common stock as shall be equal to $200,000 divided by the Exercise Price, which is the per share closing price of our common stock on the trading day before the issuance of the warrant. On November 1, 2007, we executed the promissory note underlying the loan and we received the first $250,000 installment. We and the Lender amended the Friede Loan Agreement on November 20, 2007, prior to funding of the second $250,000 installment, to extend the maturity date of the Friede Loan Agreement from November 20, 2007 to December 20, 2007, and to reduce the borrowing capacity to $250,000 from $500,000. The loan and accrued interest were paid in full on December 20, 2007.

Silicon Valley Bank

On November 20, 2007, we entered into a Seventh Amendment and Forbearance to the Loan Agreement (the “Seventh Amendment”) with Silicon Valley Bank (the “Bank”). The Seventh Amendment included: (i) an extension of the maturity date of the Loan Agreement to December 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of December 20, 2007 or the date we close a private investment public equity transaction, and (ii) a forbearance by the Bank from exercising its rights and remedies against us, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from our failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007. In connection with the Seventh Amendment, we granted a warrant to the Bank to purchase 90,909 shares of our common stock, at a warrant price of $0.55 per share, subject to adjustment as provided in such warrant. The warrant will expire in five years unless previously exercised.

On December 18, 2007, we entered into an Eighth Amendment and Forbearance to the Loan Agreement (the “Eighth Amendment”) with the Bank. The Eighth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to the earlier of February 1, 2008 or the date we complete our private placement (See Securities Purchase Agreement below), (ii) a forbearance by the Bank from exercising its rights and remedies against us, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from our failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007, September 30, 2007 and October 31, 2007 and (iii) a consent from the Bank to allow us to repay our outstanding loan from Mr. John A. Friede in the amount of $250,000. In connection with the Eighth Amendment, we granted a warrant to the Bank to purchase that number of shares of our common stock as shall be equal to $50,000 divided by the warrant price, which is equal to the lower of (i) the closing price of our common stock on the date our Board of Directors approves the issuance of this warrant or (ii) the closing price of our common stock on date the warrant is issued, subject  to adjustment as provided in such warrant. The warrant will expire in five years unless previously exercised.

Agility Capital, LLC

On November 20, 2007, we executed a Second Amendment to the Agility Loan Agreement (the “Second Amendment”) with Agility Capital, LLC (“Agility”) to extend the maturity date of the Agility Loan Agreement from November 20, 2007 to December 21, 2007. In connection with the Second Amendment, we granted a warrant to Agility to purchase that number of shares of our common stock as shall be equal to $231,250 divided by the warrant price, which is equal to the lowest of (i) the closing price of our common stock the day before the issue date of the warrant, as published in The Wall Street Journal on the issue date, or (ii) the average closing price of our common stock for the 30 days before the issue date, or (iii) the price at which we next issue our common stock or other equity-linked securities, other than issuances of our common stock to officers and employees pursuant to our 2006 Stock Plan, 2000 Employee Stock Purchase Plan and 2003 Non-Employee Directors’ Equity Compensation Plan and any other employee incentive plan approved by our stockholders, subject to adjustment as provided in the warrant. The warrant will expire in seven years unless previously exercised.

On December 20, 2007, we executed a Third Amendment to the Agility Loan Agreement (the “Third Amendment”) with Agility. The Third Amendment includes (i) an extension of the maturity date of the Loan Agreement to February 1, 2008, (ii) a loan modification and extension fee of $20,000, paid upon the execution of the amendment, and (iii) a consent from Agility to allow us to repay its outstanding loan from Mr. John A. Friede in the amount of $250,000. In connection with this amendment, we granted a warrant to Agility to purchase that number of shares of our common stock as shall be equal to $200,000 divided by the warrant price, which is equal to the lowest of (i) the closing price of our common stock the day before the issue date of the warrant, as published in The Wall Street Journal on the issue date, or (ii) the average closing price of our common stock for the 30 days before the issue date, or (iii) the price at which we next issue our common stock, subject to adjustment as provided in the warrant. The warrant will expire in seven years unless previously exercised.  The loan and accrued interest were paid in full on January 23, 2008.

Three Arch Capital (et al)

On December 7, 2007, we entered into a Loan Agreement (the “Three Arch Loan Agreement”) with Three Arch Capital, L.P., TAC Associates, L.P., Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. (the “Lenders”). The Lenders are, collectively, our largest stockholder, and Dr. Wilfred Jaeger and Roderick Young, two of our directors, are affiliates of the Lenders. The transaction contemplated by the Three Arch Loan Agreement was approved by a committee of our Board of Directors consisting only of disinterested directors.

Under the Three Arch Loan Agreement, the Lenders loaned us $1.0 million and we issued notes to the Lenders (the “Notes”). The Notes bear interest at an annual rate equal to the prime rate plus six percent (6%) and are subordinated to our indebtedness to Silicon Valley Bank and Agility Capital LLC. The Notes are due and payable on December 20, 2007, provided that if prior to December 20, 2007, Silicon Valley Bank shall have extended the maturity date under its Loan and Security Agreement with us (the “SVB Loan Agreement”) until after December 20, 2007, then the Notes shall be due and payable on the earliest of (i) February 4, 2008, (ii) the close of our pending private investment public equity financing transaction (See Securities Purchase Agreement below), or (iii) the maturity date under the SVB Loan Agreement. In connection with the Loan Agreement, we have agreed to pay an aggregate of $20,000 as a loan fee to the Lenders and have granted the Lenders warrants to purchase, in the aggregate, 1,025,641 shares of our common stock at a purchase price of $0.39 per share. The loan and accrued interest were paid in full on January 24, 2008.

Securities Purchase Agreement

On December 12, 2007, we entered into a Securities Purchase Agreement with Three Arch Partners IV, L.P. and affiliated funds (“Three Arch Partners”), SF Capital Partners Ltd. (“SF Capital”) and CHL Medical Partners III, L.P. and an affiliated fund (“CHL,” and together with Three Arch Partners and SF Capital, the “Investors”) providing for the private placement (the “Private Placement”) of 63,008,140 shares (the “Shares”) of our common stock, par value $0.01 per share (the “Common Stock”), and warrants to purchase 3,150,407 shares of Common Stock (the “Warrants,” and, together with the Shares, the “Securities”) for a total purchase price of $15.5 million. As described above, Three Arch Parners is our largest stockholder. SF Capital also is one of our significant stockholders. This transaction was approved by a committee of our Board of Directors consisting only of disinterested directors.

The purchase price is equal to $0.246 per Security, of which $0.01 is allocated to the Warrants. The purchase price represents a 40% discount to the volume weighted average price of the Common Stock on the Nasdaq Global Market, as reported by Bloomberg Financial Markets, for the 20 trading day period ending on the trading day immediately preceding the date of the Securities Purchase Agreement. The Warrants have an exercise price of $0.246 per share, subject to certain adjustments. The Warrants may be exercised no earlier than 180 days from the closing date of the transaction and will expire seven years from the date of issuance.

In order to close the Private Placement, we were required to obtain stockholder approval of the Private Placement and the amendment of our Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue. We received the approval of a majority of the stockholders on January 17, 2008 and closed the transaction on January 18, 2008.

The Investors purchased the following amounts of Securities in the offering:

Investor	Shares	Warrants (Shares issuable upon exercise)
Three Arch Partners	40,650,420	2,032,521
SF Capital	10,162,600	508,130
CHL	12,195,120	609,756

Prior to the closing of the transaction, Three Arch Partners owned 5,121,638 shares of Common Stock. After the transaction was consummated, Three Arch Partners’ percentage ownership of the outstanding Common Stock increased from approximately 17.3% to 49.5% (and 43.9% of the Common Stock on a fully diluted basis).

The net proceeds to us of the Private Placement after payment of fees and expenses were approximately $14,115,000. The terms of the Private Placement were approved by a committee of our Board of Directors consisting only of disinterested directors. Our directors and executive officers have executed lock-up agreements restricting their ability to sell shares of the Common Stock for 180 days following the closing of the transaction. The Investors entered into such lock-up agreements prior to the closing of the transaction.

Oppenheimer & Company acted as sole placement agent in connection with the Private Placement. The placement agent received aggregate fees of $1,085,000 plus reimbursement for reasonable out-of-pocket fees and expenses.

Holders of the Shares and the shares of Common Stock issuable upon the exercise of the Warrants (the “Warrant Shares” and collectively, with the Shares, the “Registrable Securities”) are entitled to certain registration rights as set forth in the Securities Purchase Agreement. Under the Securities Purchase Agreement, we have agreed to use our reasonable best efforts to prepare and file a registration statement on Form S-3 or other applicable form available to us to register the resale of the Registrable Securities. If we fail to file a registration statement or such registration statement is not declared effective between the time we file our next Annual Report on Form 10-K and the 180th date after the closing of the Private Placement, or, if additional registration statements are required to be filed to register such shares because of limitations imposed by the staff of the Commission on the number of shares that may be registered on behalf of selling stockholders on Form S-3, within 45 days of filing each such additional registration statement (or 90 days if such filing is reviewed by the Commission), we will be liable for certain specified liquidated damages as set forth in the Securities Purchase Agreement. We have agreed to maintain the effectiveness of the registration statement until the earliest of (i) the second anniversary of the closing of the Private Placement, (ii) such time as all Registrable Securities have been sold pursuant to the registration statement or (iii) the date on which all of the Registrable Securities may be resold by each of the Investors without registration pursuant to Rule 144(k). We will pay all expenses incurred in connection with the registration, other than fees and expenses, if any, of counsel or other advisors to the Investors or underwriting discounts, brokerage fees and commissions incurred by the Investors, if any, in connection with an underwritten offering of the Registrable Securities .

The Securities Purchase Agreement contains certain customary closing conditions, as well as the requirement that we decrease the number of members of our Board of Directors (the “Board”) from nine members to seven members at or by the time of its next annual meeting of stockholders. Under the Securities Purchase Agreement, Three Arch Partners has the right to name one member to the Board so long as Three Arch Partners beneficially owns greater than 5,000,000 shares of Common Stock (including shares of Common Stock issuable upon exercise of the Warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations). Two of the current members of the Board, Dr. Wilfred E. Jaeger and Roderick A. Young, have been previously designated by Three Arch Partners. Under the Securities Purchase Agreement, we have agreed to add two new independent members to the Board at or before our next annual meeting.

In connection with the issuance of the Warrants and upon closing of the transaction, we entered into Warrant Agreements with our transfer agent relating to the Warrants. The Warrant Agreement relating to the Warrants issued to SF Capital contains a non-waivable provision that provides that the number of shares issuable upon exercise of the Warrants will be limited to the extent necessary to assure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such holder and its affiliates does not exceed 14.9% of the total number of issued and outstanding shares of our Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise of Warrants). The Warrant Agreement relating to the Warrants issued to the other Investors does not contain this provision.

The sale of the Shares, the Warrants and the Warrant Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. We are relying upon the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section. Each Investor has represented that it is an accredited investor, as such term is defined in Regulation D under the Securities Act, and that it was acquiring the Shares and Warrants for its own account and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be affixed to the Shares and Warrants.

Amendment to Bylaws

On December 5, 2007, our Board of Directors amended our bylaws (the “Bylaws”), effective immediately. Section 6 of the Bylaws now enables the Board of Directors to authorize the issuance of uncertificated shares of our capital stock. The purpose of the amendments to Section 6 are to satisfy the requirement of The Nasdaq Stock Market, Inc. that shares of our capital stock be eligible by January 1, 2008 for a Direct Registration Program operated by a clearing agency registered under Section 17A of the Securities Exchange Act of 1934.

Nasdaq Delisting

On December 11, 2007, we received formal notice that the Nasdaq Listing Qualifications Panel had granted our request for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market, and continued listing on the Nasdaq Capital Market, subject to the following exception:

▪
On or before January 17, 2008, we were required to inform the Panel that we have received funds sufficient to put it in compliance with the Capital Market shareholders’ equity requirement of $2.5 million. Within four business days of the receipt of the funds, we were required to make a public disclosure of receipt of the funds and file a Form 8-K with pro forma financial information indicating that we planned to report proforma shareholders’ equity of $2.5 million or greater for the fiscal year ended October 31, 2007. We informed the Panel of receipt of sufficient funds on January 18, 2008. We publicly disclosed receipt of such funds in a press release dated January 22, 2008 and filed a Form 8-K with respect to this matter on January 25, 2008.

▪
On or before January 31, 2008, we were required to file our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, which shall demonstrate proforma shareholder’s equity of $2.5 million or greater. This information is set forth below in this Report under “Subsequent Events – Nasdaq Delisting.”

On October 5, 2007, we received a notice from Nasdaq indicating that, for the preceding 30 consecutive days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing. In accordance with the Nasdaq rules, we have until April 2, 2008, to regain compliance. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with the rule by April 2, 2008, we understand that the Nasdaq Staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Staff’s determination to a Nasdaq Listing Qualifications Panel, but no assurance can be given that any such appeal would be successful.

The following shows our reported stockholders’ equity at October 31, 2007 and proforma stockholders’ equity assuming the private placement transaction had been completed on October 31, 2007.

	At October 31, 2007
	As Reported	Proforma
Stockholders' (deficit) equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000,000 (Reported) and 150,000,000 (Proforma) shares authorized; 29,601,352 (Reported) and 92,609,492 (Proforma) shares issued; and 29,395,331 (Reported) and 92,403,471 (Proforma) shares outstanding	300,000	930,000
Additional paid-in capital	145,533,000	159,018,000
Treasury stock, at cost - 206,021 Reported and Proforma common shares	(227,000)	(227,000)
Accumulated deficit	(148,518,000)	(148,518,000)
Total stockholders' (deficit) equity	$(2,912,000)	$11,203,000

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of their short maturities. The Company determines the fair value of its marketable securities based on quoted market prices.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to our customers.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Revenue Recognition

The Company sells products for radiation therapy treatment, primarily brachytherapy seeds used in the treatment of cancer and non-therapeutic sources used in calibration. The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB No. 104, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements,” provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the fiscal year ended October 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the fiscal year ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made during the fiscal year ended October 31, 2006. A total of.2,349,470 and 1,303,000 stock option grants were awarded to employees for the years ended October 31, 2007 and 2006, respectively, and a total of 115,000 and 150,000 stock option grants were awarded to directors for the years ended October 31, 2007 and 2006.

Results of Operations

Fiscal 2007 vs. Fiscal 2006

Total Revenue	Year Ended October 31,
	2007	2006	% Change
($ millions)
Radiation Sources	$15.3	$12.6	21.6%

Total revenue increased 21.6% to $15.3 million for the year ended October 31, 2007 from $12.6 million for the year ended October 31, 2006. The increase in revenue is due to a 23.6% increase in sales of our brachytherapy seeds and accessories, with increased product sales partially offset by a decline in average selling prices, and a 16.4% increase in sales of our non-therapeutic products, primarily due to growth in flood source products and industrial products.

Gross profit

	Year Ended October 31,
	2007	2006	% Change
($ millions)
Radiation Sources	$4.6	$3.6	28.7%
As a percent of total revenue	30.2%	28.6%	1.6%

Gross profit increased $1.0 million, or 28.7%, to $4.6 million for the year ended October 31, 2007 from $3.6 million for the year ended October 31, 2006. Gross profit as a percent of sales increased 1.6% points from the year ended October 31, 2006 to the year ended October 31, 2007. The increase in our gross profit is primarily due to the increase in sales, and the increase in gross profit as a percent of sales is primarily due to reduced material usage costs in therapeutic products, partially offset by a decline in average selling prices.

Selling and marketing expenses

	Year Ended October 31,
	2007	2006	% Change
($ millions)
Selling and marketing expenses	$3.8	$2.8	37.7%
As a percent of total revenue	24.9%	22.0%	2.9%

Selling and marketing expenses, comprised primarily of salaries, commissions and marketing costs, increased $1.0 million, or 37.7%, to $3.8 million for the year ended October 31, 2007, from $2.8 million for the year ended October 31, 2006. The increase in selling and marketing expenses is primarily attributed to higher sales commissions related to the increased sales of brachytherapy products, and increased marketing spending on our ClearPath device.

General and administrative expenses ("G&A")

	Year Ended October 31,
	2007	2006	% Change
($ millions)
General and administrative expenses	$9.0	$9.0	0.5%
As a percent of total revenue	58.8%	71.2%	(12.4)%

G&A increased 0.5%, to $9.0 million for the year ended October 31, 2007, from $9.0 million for the year ended October 31, 2006. The increase in G&A is primarily attributed to an increase in personnel expenses, partially offset by a decrease in the stock compensation expense as a result of the implementation of SFAS 123(R), which requires the expensing of stock options, and reduced bad debt expense resulting from improved collections.

Research and development (“R&D”)
	Year Ended October 31,
	2007	2006	% Change
($ millions)
Research and development expenses	$1.8	$1.2	53.4%
As a percent of total revenue	11.6%	9.2%

R&D increased $0.6 million or 53.4%, to $1.8 million for the year ended October 31, 2007, from $1.2 million for the year ended October 31, 2006. The increase in R&D spending is primarily due to increased spending on product development for our ClearPath™ breast brachytherapy device.

Interest and other income, net. Interest expense was $0.5 million for the fiscal year ended October 31, 2007, compared to $0.1 million for the fiscal year ended October 31, 2006. The interest expense in both fiscal years resulted from the interest on short-term and long-term debt and amortization of warrants. The increase was attributable to an increase in the outstanding balance of the short-term and long-term debt and the number of warrants.

Loss from discontinued operations. The loss from discontinued operations of $10.5 million for the fiscal year ended October 31, 2007 resulted from the divestiture of NOMOS in September, 2007, and includes a loss on disposal of $7.1 million and a loss from operations of $3.4 million (See Note 2 to the financial statements). The loss from discontinued operations of $7.7 million for the fiscal year ended October 31, 2006 includes a loss from operations of $8.0 million from NOMOS and a gain of $0.3 million from the discontinued Theseus operation.

Fiscal 2006 vs. Fiscal 2005
Total Revenue	Year Ended October 31,
	2006	2005	% Change
($ millions)
Radiation Sources	$12.6	$12.0	4.7%

Total revenue increased 4.7% to $12.6 million for the year ended October 31, 2006 from $12.0 million for the year ended October 31, 2005. The increase in our Radiation Sources business reflects a 4.8% increase in sales of our brachytherapy seeds and accessories, with increased product sales partially offset by a decline in average selling prices, and a 4.4% increase in sales of our non-therapeutic products.

Gross profit

	Year Ended October 31,
	2006	2005	% Change
($ millions)
Radiation Sources	$3.6	$3.9	(7.7)%
As a percent of total revenue	28.6%	32.4%	(3.8)%

Gross profit decreased $0.3 million, or 7.7%, to $3.6 million for the year ended October 31, 2006 from $3.9 million for the year ended October 31, 2005. Gross profit as a percent of sales decreased from 32.4% in the year ended October 31, 2005 to 28.6% in year ended October 31, 2006. The decrease in our gross profit and our gross profit as a percent of sales is primarily due to start-up costs of in-house stranding in our brachytherapy business.

Selling and marketing expenses

	Year Ended October 31,
	2006	2005	% Change
($ millions)
Selling and marketing expenses	$2.8	$2.2	28.2%
As a percent of total revenue	22.0%	18.0%	4.0%

Selling and marketing expenses, comprised primarily of salaries, commissions and marketing costs, increased $0.6 million, or 28.2%, to $2.8 million for the year ended October 31, 2006, from $2.2 million for the year ended October 31, 2005. The increase in selling and marketing expenses is primarily attributed to increased marketing expenses related to our ClearPath device and trade show expenses.

General and administrative expenses ("G&A")

	Year Ended October 31,
	2006	2005	% Change
($ millions)
General and administrative expenses	$9.0	$8.0	11.6%
As a percent of total revenue	71.2%	66.8%	4.4%

G&A increased $1.0 million, or 11.6%, to $9.0 million for the year ended October 31, 2006, from $8.0 million for the year ended October 31, 2005. The increase in G&A is primarily attributed to $0.9 million of stock compensation expense as a result of the implementation of SFAS 123(R) which requires the expensing of stock options.

Research and development (“R&D”)

	Year Ended October 31,
	2006	2005	% Change
($ millions)
Research and development expenses	$1.2	$0.7	77.1%
As a percent of total revenue	9.2%	5.4%	3.8%

R&D increased $0.5 million, or 77.1%, to $1.2 million for the year ended October 31, 2006, from $0.7 million for the year ended October 31, 2005. The increase in R&D spending is primarily due to increased spending on product development for our ClearPath™ breast brachytherapy device.

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

Loss from discontinued operations. The loss from discontinued operations of $7.7 million for the fiscal year ended October 31, 2006 includes a loss from operations of $8.0 million from NOMOS and a gain of $0.3 million from the discontinued Theseus operation. The loss from discontinued operations of $48.3 million for the fiscal year ended October 31, 2005 includes: (i) a $40.2 million impairment charge recorded in our fiscal fourth quarter ended October 31, 2005 to write-down the goodwill and intangible assets acquired in the NOMOS acquisition in May, 2004 ($40.0 million), and the RTP acquisition in August, 2003 ($0.2 million), (ii) a loss from operations of $8.0 million from NOMOS and (iii) a gain of $0.4 million from the discontinued Theseus operation.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, lines of credit, public offerings and from private placements of our common stock.  We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, issuance of our common stock, debt, and our anticipated available line of credit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $21.0 million, $17.1 million and $55.5 million for the years ended October 31, 2007, 2006 and 2005, respectively, and have used cash in operations of $12.3 million, $15.9 million and $11.9 million for the years ended October 31, 2007, 2006 and 2005, respectively.  As of October 31, 2007, we had an accumulated deficit of $148.5 million; cash, cash equivalents and marketable securities of $0.6 million, and $3.3 million of interest-bearing debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, funds to be raised by the Company through an equity financing, as well as the Company’s anticipated available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we raised additional equity financing in the gross amount of $15.5 million in the first quarter of fiscal 2008 to fund our continuing operations, support the further development of ClearPath and other activities. However, there is no assurance that the Company will be successful with its plans.  If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or the Company’s line of credit (which presently expires on February 1, 2008) are insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Management also expects that in future periods new products and services will provide additional cash flow, although no assurance can be given that such cash flow will be realized, and we are presently placing an emphasis on controlling expenses.

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash, cash equivalents and investments in marketable securities.  At October 31, 2007, we had cash, cash equivalents and investments in marketable securities aggregating approximately $0.6 million, a decrease of approximately $8.7 million from $9.3 million at October 31, 2006. The decrease was primarily attributed to cash used in continuing operations of $9.0 million, and cash used in discontinued operations of $3.3 million, partially offset by proceeds from lines of credit of $3.3 million and proceeds from exercise of stock options and the purchase of shares related to our employee stock purchase plan of $0.1 million.

We raised additional equity financing in the gross amount of $15.5 million in the first quarter of fiscal 2008, and received approximately $14.1 million in cash, net of offering expenses.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

During the year ended October 31, 2007, we received $0.1 million from the exercise of stock options and the purchase of shares related to our employee stock purchase plan.  Proceeds from the exercise of stock options and the employee stock purchase plan will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

The primary objectives for our investment portfolio are liquidity and safety of principal.  Investments are made to achieve the highest rate of return, consistent with these two objectives.  We invest excess cash in securities with varying maturities to meet projected cash needs.

Equipment and leasehold improvements.  Equipment and leasehold improvements (“Fixed Assets”) decreased approximately $0.4 million to $0.9 million at October 31, 2007, from $1.3 million at October 31, 2006.  The decrease in Fixed Assets reflects capital expenditures of $0.2 million offset by $0.6 million in depreciation expense.

Accounts payable and accrued expenses.  Accounts payable and accrued expenses decreased approximately $0.2 million to $6.0 million as of October 31, 2007, from $6.2 million at October 31, 2006, primarily due to a reduction in accrued expenses.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.  We also have purchase commitments to suppliers under blanket purchase orders.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$400,000	$380,000	$20,000	$—	$—
License fees	825,000	175,000	375,000	275,000	—
Purchase commitments	146,000	146,000	—	—	—
	$1,371,000	$701,000	$395,000	$275,000	$—

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company does not believe that SFAS No. 157 will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”(“SFAS 158”). SFAS 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not sponsor a defined benefit pension or post-retirement plans such employee related benefits. As such, SFAS No. 158 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (R)”). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 141 (R) will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.

Related Party Transactions

On February 17, 2006 we entered an exclusive license agreement with IdeaMatrix, Inc. (a company wholly owned by our former Vice President of New Product Development (Brachytherapy), Richard Terwilliger), for certain brachytherapy technology pertaining to needles and strands, used in the brachytherapy manufacturing process. This technology is critical to our SurTRAK line of products, sold in connection with our brachytherapy seeds. Under this exclusive license agreement, we paid $125,000 upon execution of the license agreement on February 17, 2006, and we are required to pay $125,000 per year over five years. There is no annual renewal fee or royalty arising out of this license. The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, we have agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc. Please see Item 3, Legal Proceedings, for additional information.

The Company also has borrowed funds from, and received additional equity investments from, related parties. See, under “Subsequent Events - Debt Arrangements” each of “John Friede Note,” “Three Arch Capital (et al)” and “Securities Purchase Agreement.”

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents. At October 31, 2007, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, changes in interest rates are not expected to have a material effect on our near-term financial condition or results of operations.

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

 (b)   Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Other than the information with respect to our executive officers, which is set forth in Item 4A of Part I, the information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2007.

We have a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller.

Item 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2007.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2007.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2007.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2007.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements of the Company
	Report of Independent Registered Public Accounting Firm – Singer Lewak Greenbaum & Goldstein LLP	62
	Consolidated Balance Sheets	63
	Consolidated Statements of Operations	64
	Consolidated Statements of Changes in Stockholders' Equity	65
	Consolidated Statements of Cash Flows	66
	Notes to Consolidated Financial Statements	67
2.	Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts	105
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
	Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Bylaws of the Registrant, (as amended December 5, 2007), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2007.
10.1	Lease Agreement dated November 30, 1995 between Registrant and Abraham Stricks, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10- KSB, filed January 29, 1998.
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

10.9+	Employment Agreement, dated October 13, 2000, by and between Dr. Allan M. Green and the Company, incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K filed January 17, 2002.

10.10+	Employment Agreement, dated April 1, 2002, by and between L. Michael Cutrer and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 28, 2002.
10.11+
Employment Agreement, dated April 7, 1998, by and between Alan I. Edrick and the Registrant, as amended on September 29, 1999, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K filed January 17, 2002.

10.12+	Employment Agreement, dated February 20, 2003, by and between Elliot Lebowitz, Ph.D. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed March 7, 2003.
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

10.16+
Employment Agreement dated May 5, 2004, by and between John W. Manzetti. and the Registrant, incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration #333-110766), filed November  26, 2003.

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
10.21
Amendment to Lease Agreement dated August 22, 2002, by and between NOMOS Corporation and Cranberry 200 Venture, L.P., incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed March 11, 2005

10.22
Secured Loan Agreement dated as of October 15, 2003 by and between the Registrant and Prostate Centers of America, incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed March 11, 2005

10.23
Settlement Agreement dated as of August 4, 2004, by and among the Registrant, NOMOS Corporation and Parker/Hunter, Incorporated, incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K filed March 11, 2005

10.24
Loan Agreement and Security Agreement, dated October 5, 2005, between the Registrant, the Subsidiaries and Silicon Valley Bank., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 11, 2005.

10.25
Amendment to Loan Agreement and Security Agreement, dated January 12, 2006, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.25 of Form 10-K filed on January 18, 2006.

10.26
Loan and Security Agreement, dated March 28, 2006, by and among the Registrant, certain subsidiaries and Partners for Growth II, L.P., incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2006.

10.27	North American Scientific, Inc. 2006 Stock Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 5, 2006.
10.28	Securities Purchase Agreement dated June 6, 2006 between the Registrant and the investors, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2006.

10.29	Form of Warrant Agreement between the Registrant and Three Arch Partners, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2006.
10.30	Form of Warrant Agreement between the Registrant and certain other investors, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2006.
10.31
Second Amendment to Rights Agreement, dated June 5, 2006 by and between the Registrant and U.S. Stock Transfer Corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2006.

10.32
Second Amendment to Loan Agreement and Security Agreement, dated October 31, 2006, between the Registrant, the Subsidiaries and Silicon Valley Bank incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2006.

10.33+
First Amended and Restated Employment Agreement between the Registrant and L. Michael Cutrer dated December 21, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2006.

10.34+	Employment Agreement between the Registrant and John B. Rush, dated March 22, 2007, incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on December 7, 2007.
10.35
Third Amendment to Rights Agreement, dated as of April 30, 2007, by and between the Registrant and U.S. Stock Transfer Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007.

10.36
Third Amendment to Loan Agreement and Security Agreement, dated as of August 24, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 19, 2007.

10.37+
Summary of Employment Arrangement between the Registrant and Troy A. Barring, dated September 4, 2007, incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.38
Agreement among North American Scientific, Inc., NOMOS Corporation, and Best Medical International, Inc., dated as of September 11, 2007, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 14, 2007.

10.39
Fourth Amendment to Loan Agreement and Security Agreement, dated as of September 14, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q., filed on September 19, 2007.

10.40*	Loan Agreement and Security Agreement, dated as of September 21, 2007, between the Registrant, the Subsidiaries and Agility Capital LLC.
10.41*	Fifth Amendment to Loan Agreement and Security Agreement, dated as of October 3, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank.
10.42
First Amendment to Loan Agreement and Security Agreement, dated as of October 18, 2007, between the Registrant, the Subsidiaries and Agility Capital LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2007.

10.43
Warrant Agreement, dated as of September 21, 2007, between the Registrant, the Subsidiaries and Agility Capital LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2007.

10.44*	Sixth Amendment to Loan Agreement and Security Agreement, dated as of October 29, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank.
10.45*	Loan Agreement and Subordinated Note, dated as of October 30, 2007, between the Registrant and John A. Friede.
14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed January 23, 2004.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Singer Lewak Greenbaum & Goldstein LLP.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1*	Certification pursuant to Rule 13a-14b under the Exchange Act and 18 U.S.C -1350.

+         Compensation plan or agreement
*         Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Scientific, Inc.
Chatsworth, California

We have audited the consolidated balance sheets of North American Scientific, Inc. and subsidiaries (collectively, the “Company”) as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule of North American Scientific, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Scientific, Inc. and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 25, 2008

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	October 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$609,000	$903,000
Marketable securities, held to maturity	—	8,420,000
Accounts receivables, net of reserves	2,296,000	2,618,000
Inventories, net of reserves	1,546,000	1,284,000
Prepaid expenses and other current assets	724,000	830,000
Assets held for sale	—	11,377,000
Total current assets	5,175,000	25,432,000
Equipment and leasehold improvements, net	891,000	1,318,000
Intangible assets, net	110,000	138,000
Other assets	—	310,000
Total assets	$6,176,000	$27,198,000

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Lines of credit, net of discount	$3,241,000	$—
Warrant derivative	173,000	—
Accounts payable	2,564,000	2,406,000
Accrued expenses	3,110,000	3,790,000
Liabilities related to assets held for sale	—	3,814,000
Total liabilities	9,088,000	10,010,000
Commitments and contingencies (Note 12)

Stockholders' (deficit)equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000,000 (2007) and 40,000,000 (2006) shares authorized; 29,601,352 (2007) and 29,447,270 (2006) shares issued; and 29,395,331 (2007) and 29,336,144 (2006) shares outstanding	300,000	298,000
Additional paid-in capital	145,533,000	144,543,000
Treasury stock, at cost – 206,021 (2007) and 111,126 (2006) common shares	(227,000)	(133,000)
Accumulated deficit	(148,518,000)	(127,520,000)
Total stockholders' (deficit) equity	(2,912,000)	17,188,000
Total liabilities and stockholders' (deficit) equity	$6,176,000	$27,198,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Operations

	For the Years Ended October 31,
	2007	2006	2005

Revenue -
Product	$15,317,000	$12,594,000	$12,032,000

Cost of revenues -
Product	10,690,000	8,998,000	8,137,000

Gross profit	4,627,000	3,596,000	3,895,000

Selling expenses	3,819,000	2,772,000	2,162,000
General and administrative expenses	9,010,000	8,964,000	8,033,000
Research and development	1,780,000	1,160,000	655,000
Amortization of intangible assets	28,000	28,000	44,000
Write-down of goodwill and intangible assets	—	—	330,000

Total operating expenses	14,637,000	12,923,000	11,224,000

Loss from operations	(10,010,000)	(9,326,000)	(7,329,000)
Interest and other (expense) income, net	(535,000)	(119,000)	120,000

Loss before provision (benefit) for income taxes	(10, 545,000)	(9,445,000)	(7,209,000)
Provision (benefit) for income taxes	—	—	—

Loss from continuing operations	(10,545,000)	(9,445,000)	(7,209,000)
Loss from discontinued operation (including a loss on disposal of $7,107,000 in 2007)	(10,453,000)	(7,685,000)	(48,304,000)

Net loss	$(20,998,000)	$(17,130,000)	$(55,513,000))

Basic and diluted loss per share:
Continuing operations	$(0.36)	$(0.43)	$(0.44)
Discontinued operations	(0.36)	(0.35)	(2.92)

Net loss	$(0.72)	$(0.78)	$(3.36)

Weighted average number of common shares outstanding -
Basic and diluted	29,344,269	21,956,565	16,502,071

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Changes in Stockholders' (Deficit) Equity

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit) Equity
Balance at October 31, 2004	16,308,487	$163,000	$120,220,000	108,026	$(129,000)	$(54,877,000)	$65,377,000
Common stock issued upon exercise of stock options	687,013	9,000	755,000	—	—	—	764,000
Common stock issued under employee stock purchase plan	59,742	1,000	172,000	—	—	—	173,000
Shares issued for NOMOS acquisition	1,427	—	—	—	—	—	—
Net loss	—	—	—	—	—	(55,513,000)	(55,513,000)

Balance at October 31, 2005	17,056,669	173,000	121,147,000	108,026	(129,000)	(110,390,000)	10,801,000
Common stock issued upon exercise of stock options	2,186	—	2,000	—	—	—	2,000
Common stock issued under employee stock purchase plan	96,481	2,000	161,000	—	—	—	163,000
Common stock issued in private placement	12,291,934	123,000	21,811,000	—	—	—	21,934,000
Purchase of treasury stock	—	—	—	3,100	(4,000)	—	(4,000)
Issuance of warrants	—	—	526,000	—	—	—	526,000
Stock compensation expense	—	—	896,000	—	—	—	896,000
Net loss	—	—	—	—	—	(17,130,000)	(17,130,000)

Balance at October 31, 2006	29,447,270	298,000	144,543,000	111,126	(133,000)	(127,520,000)	17,188,000
Common stock issued under employee stock purchase plan	154,082	2,000	137,000	—	—	—	139,000
Purchase of treasury stock	—	—	—	94,895	(94,000)	—	(94,000)
Issuance of warrants	—	—	174,000	—	—	—	174,000
Stock compensation expense	—	—	679,000	—	—	—	679,000
Net loss	—	—	—	—	—	(20,998,000)	(20,998,000)

Balance at October 31, 2007	29,601,352	$300,000	$145,533,000	206,021	$(227,000)	$(148,518,000)	$(2,912,000)

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(20,998,000)	$(17,130,000)	$(55,513,000)
Loss from discontinued operations	10, 453,000	7,684,000	48,304,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	594,000	628,000	811,000
Amortization of warrants	606,000	236,000	—
Provision for doubtful accounts	(163,000)	218,000	705,000
Provision for inventory reserve	191,000	(88,000)	106,000
Share-based compensation expense	679,000	895,000	—
Write-down of intangible assets	—	—	329,000
Loss on sale of equipment	24,000	—	—
Changes in assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	485,000	(914,000)	(1,094,000)
Inventories	(453,000)	(542,000)	69,000
Prepaid expenses and other assets	(189,000)	(432,000)	451,000
Accounts payable	157,000	243,000	148,000
Accrued expenses	(417,000)	(417,000)	(490,000)

Net cash used in continuing operations	(9,031,000)	(9,619,000)	(6,174,000)
Net cash used in discontinued operations	(3,287,000)	(6,302,000)	(5,785,000)

Net cash used in operating activities	(12,318,000)	(15,921,000)	(11,959,000)

Cash flows from investing activities:
Proceeds from sale of marketable securities	8,420,000	2,573,000	11,653,000
Proceeds from sale of fixed assets	15,000	—	—
Purchases of marketable securities	—	(10,000,000)	—
Capital expenditures	(177,000)	(380,000)	(202,000)

Net cash provided by (used in) continuing operations	8,258,000	(7,807,000)	11,451,000
Net cash provided by (used in) discontinued operations	398,000	(94,000)	(133,000)

Net cash provided by (used in) investing activities	8,656,000	(7,901,000)	11,318,000

Cash flows from financing activities:
Net proceeds from lines of credit	3,323,000	—	—
Net proceeds from sale of common stock	—	21,934,000	—
Net proceeds from stock options and stock purchase plan	139,000	165,000	937,000
Purchase of common stock as treasury stock	(94,000)	(4,000)	—

Net cash provided by financing activities	3,368,000	22,095,000	937,000

Net increase (decrease) in cash and cash equivalents	(294,000)	(1,727,000)	296,000
Cash and cash equivalents at beginning of period	903,000	2,630,000	2,334,000

Cash and cash equivalents at end of period	$609,000	$903,000	$2,630,000

Supplemental disclosure:
In the fiscal year ended October 31, 2007 and 2006, the Company issued warrants with an estimated fair value totaling $347,000 and $526,000 to a bank and a debt provider as consideration for entering into and amending Loan and Security Agreements. See Note 12 to the Financial Statements.

There were no cash flows from investing activities from discontinued operations for all fiscal years.

In the fiscal year ended October 31, 2007 and 2006, the Company paid interest expense of $68,000 and $164,000, respectively. No interest was paid in 2005. In the fiscal years ended October 31, 2007, 2006 and 2005, the Company paid $13,000, $21,000 and $14,000 to Federal and state taxing authorities for income taxes, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

North American Scientific, Inc. (the "Company"), a Delaware corporation, designs, develops and manufactures and sells radioisotopic products including brachytherapy seeds and accessories used in the treatment of cancer and non-therapeutic products used in medical, environmental, research and industrial applications.  The Company’s NOMOS operations (“NOMOS”), which developed and marketed products used during external beam radiation therapy for the treatment of cancer, was discontinued in September 2007. (See Note 2).  The Company’s Theseus operation, which had been developing a radiopharmaceutical imaging agent for various medical diagnostic and monitoring functions was discontinued in 2004. (See Note 2).

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $21.0 million, $17.1 million and $55.5 million for the years ended October 31, 2007, 2006 and 2005, respectively, and have used cash in operations of $12.3 million, $15.9 million and $11.9 million for the years ended October 31, 2007, 2006 and 2005, respectively.  As of October 31, 2007, we had an accumulated deficit of $148.5 million, cash, cash equivalents and marketable securities of $0.6 million, and $3.3 million of interest-bearing debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, funds to be raised by the Company through an equity financing, as well as the Company’s anticipated available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, the Company raised additional financing in the first quarter of fiscal 2008 to fund our continuing operations, support the further development and launch of ClearPath and other activities. However, there is no assurance that the Company will be successful with its plans. . If events and circumstances occur such that the Company does not meet its current operating plans or the Company’s line of credit (which presently expires on February 1, 2008) is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

The Company also expects that in future periods new products and services will provide additional cash flow, although no assurance can be given that such cash flow will be realized, and the Company is presently placing an emphasis on controlling expenses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Included in the Loss from Discontinued Operations at October 31, 2007, the Company recorded a $6.7 million impairment charge and $0.5 million in closing costs relating the disposition of certain NOMOS assets and liabilities. The impairment charge includes $5.5 million charge for impairment of NOMOS long-lived assets and a $1.2 million charge for the decrease in the carrying value of NOMOS inventory.

Revenue Recognition

The Company sells products for radiation therapy treatment, primarily brachytherapy seeds used in the treatment of cancer and non-therapeutic sources used in calibration. The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB No. 104, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the fiscal year ended October 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations during the fiscal year ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and new stock option grants made during the fiscal year ended October 31, 2006. A total of 2,349,470 and 1,303,000 stock option grants were awarded to employees for the years ended October 31, 2007 and 2006, respectively, and a total of 115,000 and 150,000 stock option grants were awarded to directors for the years ended October 31, 2007 and 2006.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123 and SFAS 148. Share-based compensation expense related to stock options and employee stock purchases was $679,000 and $896,000 for the fiscal year ended October 31, 2007 and 2006, respectively, and was recorded in the financial statements as a component of general and administrative expense. Note that for the fiscal year ended October 31, 2006, a total of 650,500 stock options were granted that contain certain market conditions (“2006 Premium Price Awards”) The 2006 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $3.35 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2006 Premium Price Awards also include a condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $3.35 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the market condition is not satisfied by the third anniversary of the date of grant, the 2006 Premium Price Awards will not vest. Subject to the attainment of the market condition by the Company, the 2006 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on the second anniversary of the grant date of March 16, 2006. The 2006 Premium Price Awards have a term of 8 years from the date of grant. The 2006 Premium Price Awards, share-based compensation expense has been estimated using a 40% forfeiture rate.

During the fiscal year ended October 31, 2005, there was no share-based compensation expense related to stock options and employee stock purchases recognized under the intrinsic value method in accordance with APB 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

	Year Ended October 31, 2005
	Continuing Operations	Discontinued Operations	Total
Net loss, as reported	$(7,209,000)	$(48,304,000)	$(55,513,000)
Add: stock-based compensation recognized	—	—	—
Less: total stock-based compensation (1)	(1,116,000)	(202,000)	(1,318,000)
Net loss, as adjusted	$(8,325,000)	$(48,506,000)	$(56,831,000)

Basic and diluted loss per share, as reported	$(0.44)	$(2.92)	$(3.36)
Basic and diluted loss per share, as adjusted	$(0.50)	$(2.94)	$(3.44)

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

	Year Ended October 31,
	2007	2006	2005
Net loss from continuing operations, as reported	$(10,545,000)	$(9,445,000)	$(7,209,000)
Net loss from discontinued operations, as reported	$(10,453,000)	$(7,685,000)	$(48,304,000)
Net loss, as reported	$(20,998,000)	$(17,130,000)	$(55,513,000)

Weighted average shares outstanding—Basic	29,344,269	21,956,565	16,502,071
Dilutive effect of stock options and warrants	—	—	—
Weighted average shares outstanding—Diluted	29,344,269	21,956,565	16,502,071

Basic and diluted loss from continuing operations, per share	$(0.36)	$(0.43)	$(0.44)
Basic and diluted loss from discontinued operations, per share	(0.36)	(0.35)	(2.92)
Basic and diluted net loss per share	$(0.72)	$(0.78)	$(3.36)

Stock options to purchase 3,947,578, 3,073,788, and 2,862,849 common shares for the years ended October 31, 2007, 2006 and 2005, respectively, and stock warrants to purchase 2,368,299 and 594,722 common shares for the years ended October 31, 2007 and 2006 were not included in the computation of diluted loss per share for those years because their effect would have been anti-dilutive. There were no stock warrants outstanding for the year ended October 31, 2005.

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

Diversification of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable, which are not collateralized. The Company's policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure. As of October 31, 2007, $1.0 million of the Company’s cash balance was in excess of the federally insured limit.

The Company extends differing levels of credit to customers, does not require collateral, and maintains reserves for potential credit losses based upon the collectibility of accounts receivable. The Company monitors the credit worthiness of its customers and makes provision whenever there are indications of potential credit losses.

Significant Concentrations

As of October 31, 2007, there were two customers that made up more than 10% of the accounts receivable and two customers which generated more than 10% of sales for the year ended October 31, 2007. There were no customers that made up more than 10% of the accounts receivable at October 31, 2006, and no customers generated more than 10% of sales for the year ended October 31, 2006.

The Company relies on certain companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand and materially impact future operating results. As of October 31, 2007 and 2006, the purchases from one of the Company’s vendors represented more than 10% of total purchases, and the balance owed to that vendor at October 31, 2007 and 2006 represented more than 10% of total accounts payable.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company does not believe that SFAS No. 157 will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”(“SFAS 158”). SFAS 158 requires us to (a) recognize a plan’s funded status in the statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not sponsor a defined benefit pension or post-retirement plans such employee related benefits. As such, SFAS No. 158 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (R)”). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 141 (R) will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) SFAS 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.

NOTE 2 - DISCONTINUED OPERATION

NOMOS

On August 3, 2007, the Company announced its intent to divest its NOMOS Radiation Oncology business (“NOMOS”), which develops and markets IMRT/IGRT products used during external beam radiation therapy for the treatment of cancer. The Company expects that the divestiture of NOMOS will allow it to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer The Company executed a purchase and sale agreement with Best Medical International, Inc. (“Best”) to purchase certain assets and to assume certain liabilities of NOMOS, with a carrying value of $0.4 million at September 17, 2007 for $0.5 million. The Company incurred $0.5 million in legal and other closing costs in connection with the sale. In connection with the divestiture of NOMOS, the Company determined that the carrying value of the NOMOS assets held for sale at July 31, 2007 exceeded their fair value, as determined by estimated future cash flows, and therefore, recorded a $6.7 million charge for the impairment of its net assets. The sale was completed on September 17, 2007. These amounts have been recorded as part of the loss from discontinued operations for the year ended October 31, 2007.

At October 31, 2007, the Company has included in its Accounts Payable and Accrued Liabilities on its Balance Sheet $1.1 million of retained obligations to its vendors, customers and former employees of the NOMOS operation, to be paid in accordance with their terms.

At October 31, 2005, the Company recorded a $40.2 million impairment loss of NOMOS and RTP goodwill and intangible assets as a result of its evaluation of the fair value of its long-lived assets under SFAS 142 and SFAS 144. The impairment loss is included in the Loss from Discontinued Operations in the Consolidated Statements of Operations for the year ended October 31, 2005.

THESEUS

In September 2004, the Company discontinued its Theseus Operation which had been engaged in the research and development of a proprietary radiopharmaceutical agent (referred to as “Hynic-Annexin V”) since its acquisition in October 2000. As a result of the shut-down, the Company has presented the Theseus operation as a discontinued operation in the accompanying financial statements. For the fiscal years ended October 31, 2006 and 2005, the Company recorded a $0.3 million and a $0.4 million income related to that discontinued operation as a result of changes in its estimated costs to shut down the operations of Theseus and the subsequent write off of the remaining accounts. There were no revenues relating to the Theseus discontinued operations for the years ended October 31, 2007, 2006 and 2005.

Summarized statement of earnings data for discontinued operations for the Fiscal Years ended October 31,:

	2007	2006	2005
Net revenue (NOMOS)	$10,309,000	$16,394,000	$20,192,000
Loss from discontinued operations before income tax benefit (NOMOS)	$(10,453,000)	$(7,938,000)	$(48,666,000)
Income from discontinued operations (Theseus)	—	253,000	362,000
Income tax benefit, net of reserve	—	—	—
Loss from discontinued operations	$(10,453,000)	$(7,685,000)	$(48,304,000)
	$(10,453,000)	$(7,685,000)	$(48,304,000)
Loss from discontinued operations, per share	$(0.36)	$(0.35)	$(2.92)

NOTE 3—MARKETABLE SECURITIES

The Company had no investments in marketable securities at October 31, 2007. At October 31, 2006, Marketable securities consist of the following:

Securities held to maturity:
Corporate and government bonds	$4,886,000
Commercial paper	2,947,000
Certificate of deposits and other	587,000
8,420,000
Less: current portion	(8,420,000)
Non-current portion	$—

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

Accounts receivable consist of the following:

	October 31,
	2007	2006
Accounts receivable - trade	$2,475,000	$3,124,000
Less: allowance for doubtful accounts	(179,000)	(506,000)
	$2,296,000	$2,618,000

The provision for doubtful accounts was $(0.2) million, $0.2 million, and $0.7 million for the fiscal years ended October 31, 2007, 2006 and 2005, respectively.

NOTE 5—INVENTORIES

Inventories consist of the following:

	October 31,
	2007	2006
Raw materials	$1,358,000	$1,059,000
Work in process	144,000	140,000
Finished goods	250,000	135,000
Reserve for excess inventory	(206,000)	(50,000)
	$1,546,000	$1,284,000

The Company recorded $0.2 million, $(0.1) million and $0.1 million charge for obsolete inventory for the years ended October 31, 2007, 2006 and 2005, respectively.

NOTE 6—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	October 31,
	2007	2006
Furniture, fixtures and equipment	$2,194,000	$4,861,000
Leasehold improvements	4,913,000	2,134,000
	7,107,000	6,995,000
Less: accumulated depreciation	(6,216,000)	(5,677,000)
	$891,000	$1,318,000

Depreciation expense was $0.5 million, $0.6 million, and $0.8 million for the fiscal years ended October 31, 2007, 2006 and 2005, respectively.

NOTE 7—INTANGIBLE ASSETS

Intangible assets consist of the following:
	October 31,
	2007	2006
Amortizable intangible assets
Purchased technology	$98,000	$98,000
Existing customer relationships	11,000	11,000
Trademark	19,000	19,000
Patents and licenses	158,000	158,000
	286,000	286,000
Less: accumulated amortization	(176,000)	(148,000)
	$110,000	$138,000

Intangible assets have a remaining useful life of four years. Amortization expense was $28,000, $28,000 and $44,000 for the fiscal years ended October 31, 2007, 2006 and 2005, respectively.

The estimate of aggregate amortization expense for the subsequent years is as follows:

For the Years Ended October 31,
2008	$28,000
2009	28,000
2010	28,000
2011	26,000
$110,000

NOTE 8 – BORROWINGS

Borrowings consist of the following at October 31, 2007:

October 31, 2007
Silicon Valley Bank -
Line of credit	$1,573,000
Bridge loan sub-limit	750,000
Subordinated short-term note -
Agility Capital, LLC	1,000,000
Total borrowings	3.323,000
Less: unamortized loan origination fees	(82,000)
Borrowings, net	$3,241,000

Lines of Credit

Silicon Valley Bank

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit has a term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

On January 12, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with the Bank.  The First Amendment revised certain terms of the Loan Agreement to provide an adjustment to the borrowing base formula and to permit liens in favor of a holder of subordinated debt that are subordinated to the liens of the Bank.  In addition, the First Amendment decreased the minimum tangible net worth that must be maintained by the Company under the Asset Based Terms of the Loan Agreement from $5 million to $1.5 million and granted the Bank a warrant to purchase 39,683 shares of the Company’s common stock at an exercise price of $1.89 per share.  The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $51,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$1.89
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The value of the warrant is being amortized over the term of the line of credit at $5,100 per month, and is included in Interest and Other Expense on the Income Statement. No borrowings were outstanding against the Line of Credit as of October 31, 2006.

On October 31, 2006, the Company entered into a Second Amendment to the Loan Agreement (the “Second Amendment”) with the Bank.  The Second Amendment extended the term of the line of credit to October 3, 2007 and revised certain terms of the Loan Agreement. Specifically, the Second Amendment decreased the amount available under the line of credit from $5 million to $4 million, and increased the minimum tangible net worth that must be maintained by the Company from $1.5 million to $5 million. Borrowings under the line of credit were subject to a borrowing base formula. Borrowings bore interest at the prime rate until such time as the Company’s quick ratio, which is defined as the ratio of unrestricted cash plus the Company’s net accounts receivable to the Company’s current liabilities, fell below 1.00 to 1.00. At such time as the Company’s quick ratio fell below 1.00 to 1.00, borrowings bore interest at the prime rate plus 1.50%, and the Company paid a fee of 0.50% per annum on the unused portion of the line of credit, and a collateral handling fee in an amount equal to $2,000 per month during 2007. The fees are included in Interest and Other Expenses at October 31, 2007.

On August 24, 2007, the Company entered into a Third Amendment to the Loan Agreement (the “Third Amendment”) with the Bank. The Third Amendment added a Bridge Loan Sub-limit to the Loan Agreement of up to $1,500,000 at an interest rate of prime plus 4.0%, subject to a borrowing base formula, and decreased the minimum tangible net worth that must be maintained by the Company from $5 million to $2 million. The maturity date of the Bridge Loan Sub-limit shall be the earlier of October 3, 2007 or the date the Company closes a private investment public equity transaction. Concurrent with the Third Amendment, the Company issued the Bank a warrant for 300,000 shares of the Company’s common stock at an exercise price of $0.98, the closing price of the Company’s common stock on August 24, 2007. The Company calculated the fair value of the warrant on the date of grant to be $175,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.98
Dividend yield	0%
Expected volatility	67%
Risk-free interest rate	4.4%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the fiscal year ended October 31, 2007.

On September 14, 2007, the Company entered into a Fourth Amendment to the Loan Agreement (the “Fourth Amendment”) with the Bank. The Fourth Amendment included: (i) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the default under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007 and August 31, 2007, and (ii) a consent to a subordinated debt facility of up to $750,000 with Agility Capital LLC. In connection with the Fourth Amendment, the Bank consented to the NOMOS Transaction and released its lien on the NOMOS assets.

On October 3, 2007, the Company entered into a Fifth Amendment and Forbearance to the Loan Agreement (the “Fifth Amendment”) with the Bank. The Fifth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to November 9, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of November 9, 2007 or the date the Company closes a private investment public equity transaction, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007, and (iii) a consent to an increase in the Company’s subordinated debt facility with Agility Capital LLC from $750,000 to up to $1,000,000.

On October 29, 2007, the Company entered into a Sixth Amendment and Forbearance to the Loan Agreement (the “Sixth Amendment”) with the Bank. The Sixth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to November 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of November 20, 2007 or the date the Company closes a private investment public equity transaction, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007, and (iii) a consent to the Company’s issuing up to $500,000 in unsecured subordinated debt to Mr. John Friede, or an entity owned or controlled by Mr. Friede. Mr. Friede is a significant stockholder of the Company, and was a director of the Company at the date of the agreement. The maturity date for the Loan Agreement and the Bridge Sub-limit agreement have been extended to the earlier of February 1, 2008 or the date the Company completes its private placement by the Seventh Amendment, entered into on November 20, 2007, and by the Eighth Amendment, entered into on December 18, 2007. (See Note 15 – Subsequent Events.).

The Company was not in compliance with the tangible net worth covenant of the Loan Agreement, as amended, with the Bank as of October 31, 2007. Under the terms of the Eighth Amendment between the Company and the Bank, the Bank agreed to continue its forbearance from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007, September 30, 2007 and October 31, 2007. (See Note 15—Subsequent Events)

Interest rates were 9.3% and 11.8% per annum on the Line of Credit and Bridge Sub-limit Agreement as of October 31, 2007, respectively, and 8.25% on the Line of Credit at October 31, 2006.

Subordinated Short-Term Borrowings

Partners for Growth, LLC

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth, LLC (“PFG”) for a secured, revolving line of credit of up to $4,000,000, which supplemented an existing line of credit provided by Silicon Valley Bank. The line of credit had a term of eighteen months, and earned interest at prime rate as quoted in the Wall Street Journal. Borrowings under the line of credit were subject to a borrowing base formula. Amounts owing under the line of credit were secured by all of the assets of the Company and were subordinated to amounts owing under the line of credit with Silicon Valley Bank. The line of credit did not contain financial covenants; however the Company was subject to other customary covenants, including reporting requirements, and events of default. In connection with the PFG Loan Agreement, the Company also granted PFG a warrant to purchase 395,000 shares of the Company’s common stock at an exercise price of $1.89 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006 (see Note 9), and pursuant to the anti-dilution terms of the warrant issued to PFG, the warrant was amended to increase the number of shares of the Company’s common stock that PFG can purchase from 395,000 shares to 555,039 shares, and the exercise price was decreased from $1.89 per share to $1.35 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$2.05
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The value of the warrant was deferred and amortized over the life of the loan at $26,500 per month and is included in Interest and Other Expense on the Income Statement. As of October 31, 2007, the value of the warrant was fully amortized. On August 30, 2007 the Company terminated the PFG Loan Agreement with PFG by mutual consent. As a result of the termination, PFG released all liens on the Company’s assets. There were no outstanding borrowings under the PFG Loan Agreement at the date of termination.

Agility Capital, LLC

On September 21, 2007, the Company entered into a Loan Agreement (the “Agility Loan Agreement”) with Agility Capital, LLC (“Agility”). The Agility Loan Agreement provides for advances of up to $750,000 subject to the achievement of certain milestones. Amounts owing under the Agility Loan Agreement are secured by all of the Company's assets, and are subordinated to amounts owing under the line of credit with Silicon Valley Bank. The Agility Loan Agreement does not contain financial covenants; however, the Company is subject to other customary covenants, including reporting requirements, and events of default. The Company is obligated to pay interest on borrowings under the Agility Loan Agreement at the prime rate, as quoted in The Wall Street Journal, plus 6% . The Agility Loan Agreement term was 60 days, and all amounts outstanding thereunder were due and payable on November 20, 2007. The Company paid an origination fee of $20,000 to Agility in connection with the Agility Loan Agreement. The origination fee and legal expenses were amortized over the term of the Agility Loan Agreement at $10,000 per month, and is included in Interest and Other Expense on the Income Statement. The Company further covered $15,000 of Agility’s legal fees in connection with the Agility Loan Agreement, which are recorded as general and administrative expenses.

On October 18, 2007, the Company entered into a First Amendment (the “First Amendment”) to the Agility Loan Agreement. The First Amendment provides for advances of up to $1,000,000. Amounts advanced under the Agility Loan Agreement are subordinated to the existing line of credit provided by Silicon Valley Bank. The First Amendment matured on November 20, 2007. In addition, within the First Amendment, Agility consented to the Company incurring up to $500,000 of subordinated unsecured indebtedness to John Friede or an entity owned or controlled by him (“Friede”), provided that Friede executes and delivers to Agility a subordination agreement pursuant to which the debt owed by the Company to Friede will be subordinated to the debt owed to Agility. Interest rate was 13.75% on the Loan Agreement as of October 31, 2007. The Company paid an origination fee of $10,000 to Agility in connection with the Agility Loan Agreement. The maturity date for the Agility Loan Agreement and the Bridge Sub-limit agreement have been extended to the earlier of February 1, 2008 or the date the Company completes its private placement by the Second Amendment, entered into on November 20, 2007, and by the Third Amendment, entered into on December 18, 2007. (See Note 15 – Subsequent Events).

In connection with the Agility Loan Agreement, on September 21, 2007, the Company granted Agility a $262,500 warrant to purchase 345,395 shares of the Company’s common stock at an exercise price of $0.76 per share, as determined by the closing price of the Company’s common stock on September 20, 2007, the day immediately preceding the issue date of the warrant (the “Initial Warrant”). The Initial Warrant will expire in seven years unless previously exercised.

The Company calculated the fair value of the Initial Warrant on the date of grant to be $149,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.65
Dividend yield	0%
Expected volatility	69%
Risk-free interest rate	4.4%
Expected life	7 years

In connection with the First Amendment, and in exchange for Agility’s returning to the Company the Initial Warrant issued on September 21, 2007, the Company granted Agility a revised $362,500 warrant to purchase 476,974 shares of the Company’s common stock at an exercise price of $0.76 per share, as determined by the closing price of the Company’s common stock on September 20, 2007, the day immediately preceding the issue date of the Initial Warrant (the “Revised Warrant”). The Revised Warrant will expire in seven years unless previously exercised.

The Company calculated the fair value of the Revised Warrant on the date of grant to be $253,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.56
Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.3%
Expected life	7 years

The warrant price per share and the number of shares to be issued under the terms of the Revised Warrant will adjust to the price at which the Company next issues its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. In evaluating the terms of the Revised Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company was unable to determine the price at which it will next issue its common stock or other equity-linked securities at October 31, 2007. If the next issue price falls below a certain price point, the Company would not have sufficient authorized shares to settle the warrant after considering all other commitments that may require the issuance of its common stock during the life of the Revised Warrant. The Company concluded that the Revised Warrant is correctly classified as a liability and will be revalued to fair value each reporting period.

At October 31, 2007, the Company calculated the fair value of the Revised Warrant to be $173,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.56
Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.3%
Expected life	7 years

The Initial Warrant has been fair valued and classified as a liability at the time of the grant. The fair value of $148,830 for the Initial Warrant was classified as debt discount. The debt discount is a reduction on the face of value of the note, and is being amortized over the life of the loan. As of October 31, 2007, $109,000 has been amortized as interest and other expense in the statement of operations.

The Revised Warrant has been fair valued and the increase in the fair value between the Initial Warrant and the Revised Warrant has been recorded as an adjustment to the debt discount and amortized over the remaining term of the loan, since the Revised Warrant was granted in conjunction with the increase in the loan amount pursuant to the First Amendment to the Agility Loan Agreement. As of October 31, 2007, the debt discount has been amortized as interest and other expense in the statement of operations. The Company fair valued the Revised Warrant on October 31, 2007, and has adjusted the liability and the statement of operations for an insignificant amount.

In addition, under the terms of the Revised Warrant, the Company has until July 31, 2008 (the “Filing Date”), to file a registration statement on Form S-3 or applicable form covering the resale of the warrant shares on a registration statement (the “Registration Statement”) with the Securities Exchange Commission (the “SEC”). The Shares, or the common stock into which the Shares are convertible, shall be “Registrable Securities”, and the holder shall have the rights of a “Holder” under such investor rights agreement or registration rights agreement as the Company may enter into from time to time. If the Registration Statement (i) has not been filed with the SEC by the Filing Date, (ii) has not been declared effective by the SEC within 45 days thereafter, or (iii) after the Registration Statement is declared effective by the SEC, is suspended by Company or ceases to remain continuously effective as to all Shares for which it is required to be effective (a “Registration Default”), for any 30-day period (a “Penalty Period”) during which the Registration Default remains uncured, the holder may acquire an additional number of Shares equal to 50,000 shares for each such penalty period, but not more that 600,000 shares in the aggregate. All expenses incurred in connection with any registration, qualification, exemption or compliance pursuant to these provisions shall be borne by Company.

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

Sale of Common Stock and Warrants

On June 7, 2006, the Company completed a private placement of 12,291,934 shares of its common stock at a purchase price of $1.95 per share as well as warrants to purchase an additional 6,145,967 shares of the Company’s common stock at an exercise price of $2.08 per share for an aggregate consideration of approximately $24.0 million (before cash commissions and expenses of approximately $2.0 million). The warrants are exercisable beginning 180 days after the date of closing until 7 years after the date of closing. The values of the warrants and common stock in excess of par value have been classified as stockholders’ equity in additional paid-in capital in our consolidated balance sheet as of October 31, 2006. The warrants were evaluated under SFAS 133 and EITF 00-19, and the Company determined that the warrants have been correctly classified as equity.

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

The Securities Purchase Agreements required that we increase the number of members of the Board of Directors of the Company (the “Board”) from seven members to nine members. Under the Securities Purchase Agreements, Three Arch Partners, one of the investors, has the right to designate two members to the Board so long as Three Arch Partners beneficially owns greater than 3,500,000 shares of common stock (including shares of common stock issuable upon exercise of the warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations) and the right to designate one member to the Board so long as Three Arch Partners beneficially owns greater than 2,000,000 shares of common stock (including shares of common stock issuable upon exercise of the warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations). In accordance with the terms of the Securities Purchase Agreements, we increased the number of members of our Board from seven members to nine members and Three Arch Partners designated Wilfred E. Jaeger, M.D. and Roderick A. Young to fill the two vacancies. Our Board elected Dr. Jaeger and Mr. Young to serve as members of the Board on June 13, 2006.

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

The Warrant Agreement relating to the investors other than Three Arch Partners includes a waivable provision that provides that the number of shares issuable upon exercise of the warrants that may be acquired by a registered holder of warrants upon an exercise of warrants will be limited to the extent necessary to assure that, following such exercise, the total number of shares of common stock then beneficially owned by its holder and its affiliates does not exceed 4.99% of the total number of issued and outstanding shares of common stock (including for such purpose the shares of common stock issuable upon such exercise of warrants). This provision may be waived by a registered holder of warrants, at the election of such holder, upon not less than 61 days prior notice to us. This Warrant Agreement also contains a non-waivable provision that provides that the number of shares issuable upon the exercise of the warrants that may be acquired by a registered holder of warrants upon an exercise of warrants will be limited to the extent necessary to assure that, following such exercise, the total number of shares of common stock then beneficially owned by such holder and its affiliates does not exceed 9.99% of the total number of issued and outstanding shares of common stock (including for such purpose the shares of common stock issuable upon such exercise of warrants). The Warrant Agreement relating to the warrants of Three Arch Partners does not include such provisions.

Stock Options

The Company's 1996 Stock Option Plan ("1996 Plan"), as amended April 6, 2001, provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Certain options were immediately exercisable while other options vested over periods up to four years. The options expire ten years from the date of grant. The 1996 Plan provided for the automatic increase on January 1 of each year, beginning with calendar year 2002 and continuing through calendar year 2004, by a number of shares equal to 3.5% of the total number of shares of the Company's Common Stock outstanding on the last trading day in the immediately preceding calendar year. In May 2004, the Company’s shareholders approved proposals to amend the 1996 Plan to make an additional 600,000 shares available for issuance under the plan and to permit the issuance of 1,362,589 replacement options in connection with the acquisition of NOMOS. From November 1, 2005 through March 31, 2006, stock options for 1,303,000 shares were granted to employees under the 1996 Plan. The 1996 Plan expired on April 1, 2006.

On May 3, 2006, the Company’s shareholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 1,700,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. As of October 31, 2007, 1,401,275 shares were terminated, expired unexercised or forfeited in the 1996 Plan and were transferred to the 2006 Plan. During the fiscal year ended October 31, 2007, 1,149,470 options underlying shares of the Company’s common stock were granted under the 2006 Plan. As of October 31, 2007, 1,986,805 shares are available for grant under the 2006 Plan.

In March 2003, the Company's shareholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant. In the fiscal years ended October 31, 2007 and 2006, stock options for 115,000 shares and 150,000 shares, respectively, were granted to non-employee directors under the Directors’ Plan. At October 31, 2007, there were 15,000 shares available for grant under the Directors’ Plan.

On April 23, 2007, the Company granted stock options with respect to 1,800,000 shares of its common stock in connection with the employment by the Company of its new CEO. (See Note 10 – Commitments and Contingencies). Options with respect to 600,000 shares of the Company’s common stock were issued under the 2006 Plan. Options with respect to the remaining 1,200,000 shares of the Company’s common stock were issued as a stand-alone grant outside the 2006 Plan and approved by the written consent of a majority of shareholders on April 20, 2007. The stock options have an exercise price of $1.16, which is equal to the fair market value per share of the Company’s common stock on the grant date. All of the options have a term of ten years and vest monthly over a four-year period. The options remain exercisable until the earlier of the expiration of the term of the option or (i) three months following Mr. Rush’s date of termination in the case of termination for reasons other than cause, death or disability (as such terms are defined in his employment agreement) or (ii) 12 months following Mr. Rush’s date of termination in the case of termination on account of death or disability. In the event that Mr. Rush is terminated for cause, all outstanding options, whether vested or not, will immediately lapse.

At October 31, 2007, a total of 6,508,918 shares of the Company’s common stock were reserved for issuance under the stock option plans. The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price

Balance at October 31, 2004	1,579,742	3,253,821	$0.03 - $24.54
Granted	(275,000)	275,000	$2.25 - $3.66
Forfeited and expired	427,699	(427,699)	$1.11 - $16.75
Exercised	—	(687,013)	$1.11 - $1.96

Balance at October 31, 2005	1,732,441	2,414,109	$0.03 - $24.54
Granted	(1,453,000)	1,453,000	$1.92 - $3.35
Forfeited and expired	(194,441)	(426,618)	$1.11 - $16.75
Exercised	—	(2,186)	$1.11 - $1.12
Additional shares reserved	1,700,000	—	—

Balance at October 31, 2006	1,785,000	3,438,305	$0.03 - $24.54
Granted	(2,464,470)	2,464,470	$0.93 - $1.23
Forfeited and expired	1,481,275	(1,395,662)	$0.70 - $24.54
Exercised	—	—	—
Additional shares reserved	1,200,000	—	—

Balance at October 31, 2007	2,001,805	4,507,113	$0.03 - $23.50

There were 1,669,521, 1,878,663 and 1,873,220 options exercisable with weighted average exercise prices of $6.94, $8.57 and $8.79 at October 31, 2007, 2006 and 2005, respectively.

The following table summarizes options outstanding at October 31, 2007 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price

$0.03 - $0.94	521,470	9.83	$0.94	7,000	$0.03
$0.95 - $1.16	1,800,000	9.48	1.16	225,000	1.16
$1.17 - $3.18	768,750	6.52	2.27	299,628	2.59
$3.19 - $7.31	700,968	4.66	5.52	434,468	6.85
$7.32 - $23.50	715,925	4.13	10.70	703,425	10.76

	4,507,113	7.41	$3.52	1,669,521	$6.94

The average fair value for accounting purposes of options granted was $1.12, $1.09 and $2.47 for the years ended October 31, 2007, 2006 and 2005, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of October 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value

As of October 31, 2006:
Employee Options Outstanding	3,438,305	$6.06	5.81	$56,500
Employee Options Expected to Vest	1,691,925	$2.68	7.14	$—
Employee Options Exercisable	1,746,380	$8.57	4.52	$56,500

As of October 31, 2007
Employee Options Outstanding	4,507,113	$3.52	7.54	$3,710
Employee Options Expected to Vest	2,837,592	$0.56	2.82	$—
Employee Options Exercisable	1,669,521	$6.94	5.26	$3,710

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

	Year Ended October 31,
	2007	2006	2005

Dividend yield	0%	0%	0%
Expected volatility	61%	63%	82%
Risk-free interest rate	4.8%	4.9%	3.9%
Expected life	5 years	5 years	5 years

Stockholders' Rights Plan

In October 1998, the Board of Directors of the Company implemented a rights agreement to protect stockholders' rights in the event of a proposed takeover of the Company. In the case of a triggering event, each right entitles the Company's stockholders to buy, for $80, $160 worth of common stock for each share of common stock held. The rights will become exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's common stock. The rights, which expire in October 2008, are redeemable at the Company's option for $0.001 per right. The Company also has the ability to amend the rights, subject to certain limitations. On May 2, 2007, the Company entered into a Third Amendment to Rights Agreement, which amended the Rights Agreement to provide, among other things, that the Board of Directors of the Company may determine that a person who would otherwise become an Acquiring Person, as defined in the amendment, has become such inadvertently, and provided certain conditions are satisfied, that such person is not an Acquiring Person for any purposes of the Rights Agreement.

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan (the “ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. For the years ended October 31, 2007, 2006 and 2005, the shares issued under the ESPP were 154,082, 96,489 and 59,742 shares, respectively. On June 5, 2007, the Board of Directors approved a 300,000 share increase to 600,000 authorized shares for the ESPP. At October 31, 2007 and 2006, 219,757 and 73,839 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2007 and 2006, a total of 116,995 shares and 22,100 shares had been repurchased by the Company at a cost of $227,000 and $132,000, respectively and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE 10—INCOME TAXES

The provision (benefit) for income taxes is comprised as follows:

	Year Ended October 31,
	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	(6,037)	(5,100)	12,025
State	(1,567)	(1,273)	3,446
Valuation Allowance	7,604	6,373	(15,471)
	—	—	—
	$—	$—	$—

The Company did not recognize a benefit for the loss during the years ended October 31, 2007, 2006, and 2005. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

	October 31,
	2007	2006

Deferred tax assets :
Accrued liabilities	$465,000	$586,000
Accrued decommissioning	—	158,000
Allowance for doubtful accounts	192,000	614,000
Inventory reserve and capitalized inventory	163,000	1,898,000
Other	10,000	19,000
Depreciation and amortization	1,004,000	2,091,000
Tax credits	4,814,000	4,814,000
Theseus impairment	1,850,000	1,850,000
Net operating loss carryforwards	59,173,000	50,497,000
	67,671,000	62,527,000
Deferred tax liabilities:
Purchased intangible assets	—	(2,248,000)
Other	—	(212,000)
	—	(2,460,000)
Net deferred tax assets	67,671,000	60,067,000
Less: valuation allowance	(67,671,000)	(60,067,000)
	$—	$—

Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance has been recorded for tax assets as the Company believes that it is more likely than not, based upon available evidence, that such assets will not be realized.

At October 31, 2007, the Company had federal net operating loss carryforwards of approximately $144 million which begin to expire in 2013. The Company also has state NOL carryforwards of approximately $116 million which begin to expire in 2008. The Company is evaluating its state NOL carryforwards to deterimine its ability to ultimately realize the benefits of the NOL carryforwards. The Company has federal research and experimentation credits of approximately $5 million which begin to expire in 2008, of which $3 million was acquired in the NOMOS acquisition. The use of net operating loss and tax credit carryforwards are subject to statutory limitations upon a change in control during a three year rolling period.

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2007	2006	2005

Federal tax provision at U.S. statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	—	—	—
Impairment of Goodwill	—	—	10
Other	—	1	3
Other non-deductible expenses	2	—	—
Tax credits	—	—	—
Valuation allowance	32	33	21
	—%	—%	—%

NOTE 11—RETIREMENT PLAN

The Company has a 401(k) retirement plan that allows eligible employees to contribute up to the statutory annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company's expense for its plan totaled $85,000, $78,000 and $46,000, for the years ended October 31, 2007, 2006, and 2005, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $0.1 million to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Total rent expense for the years ended October 31, 2007, 2006 and 2005 was $379,000, $373,000 and $380,000, respectively.

Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended October 31,

2008	$380,000
2009	20,000
$400,000

Third Party License Agreements

We license from third parties some of the technologies used in our core products. The license agreements are described in Item 1. of this report under Third-Party License Agreements. The following are the minimum royalty amounts under each of the agreements:

Licensor

IdeaMatrix, Inc.	$500,000
University of South Florida Research Foundation, Inc.	325,000
$825,000

The royalty payments for IdeaMatrix, Inc. are payable annually at $125,000 through 2011, and for the University of South Florida Research Foundation, Ind., annually at $50,000 through 2009, increasing to $75,000 in 2010 through 2012.

Employment Agreements

On March 22, 2007, the Company entered into an employment agreement (the “Agreement”) with John B. Rush in connection with his employment as the Company’s new President and Chief Executive Officer. Mr. Rush’s base salary will be $350,000. Mr. Rush will also be eligible to receive an annual bonus, if any, based upon performance goals approved by the Board or the Compensation Committee of the Board, in consultation with Mr. Rush, in an amount, not to exceed 60% of his base salary, to be determined by the Compensation Committee. For the period beginning on April 23, 2007 and ending the last day of the Company’s fiscal year, October 31, 2007, Mr. Rush will receive a guaranteed, minimum, pro-rated bonus of 30% of his base salary. The Company has accrued $115,000 for this obligation as of October 31, 2007, included in Accrued Liabilities and General and Administrative Expenses.

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

In the event (a) Mr. Rush’s employment is terminated by the Company at any time after April 23, 2007 for any reason other than Mr. Rush’s death, disability or cause or (b) Mr. Rush resigns for a “good reason” (as defined in the Agreement), Mr. Rush will receive his base salary in effect on the date of termination for a period ending 12 months following the date of termination.

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

In the event Mr. Cutrer’s employment terminates on or before October 31, 2007 for (a) any reason other than Mr. Cutrer’s death, disability or “cause” (as defined in the Amended Agreement) or (b) Mr. Cutrer resigns for “good reason” (as defined in the Amended Agreement), Mr. Cutrer will continue to receive his base salary in effect on the termination date through October 31, 2007.

 In the event Mr. Cutrer’s employment terminates at any time after the Effective Date for any reason, except for a “Control Termination” (as defined in the Amended Agreement), and in addition to any payment that may be due if he is terminated on or before October 31, 2007 as noted above, Mr. Cutrer will be entitled to receive (a) severance pay equal to three times his highest base salary during his employment by the Company payable over a three year period in accordance with the Company’s standard payroll practices for salaried employees, and (b) any unvested stock options shall immediately vest as of the termination date. In addition, the exercise date of all stock options that, on the termination date, have an exercise price greater than the fair market value of the Company’s common stock will be extended to the later of (i) the last day of the year in which the stock option would otherwise have expired or (ii) two and a half months after the date on which the stock option would otherwise have expired (or such later date as may be permitted by final regulations issued pursuant to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), but in no event later than the date on which the stock option would have expired had Mr. Cutrer’s employment not been terminated).

 In the event of a Control Termination, Mr. Cutrer will be entitled to a “Control Severance Payment” in the gross amount equal to the total of: (a) three years’ base salary; (b) the highest annual bonus paid to Mr. Cutrer in the three years prior to such termination multiplied by three; (c) the Black-Scholes valuation of the stock options received by Mr. Cutrer during the one year prior to such termination multiplied by three (3); and (d) a tax gross-up payment if any severance payment constitutes an excess parachute payment subject to the excise tax imposed by Section 4999 of the Code. The Control Severance Payment will be paid as salary continuation ratably over a one year period. In addition, any unvested stock options will immediately vest as of the termination date.

The Company also maintains employment agreements with certain other key management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

Litigation

In November 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it allegedly learned that Richard Terwilliger, (our former Vice President of New Product Development) owned certain patent rights and that the Company began trying to inappropriately gain property rights by hiring him away from WWMT. The Company was served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as our Vice President of New Product Development. The Company has agreed to defend Mr. Terwilliger. The Company has removed the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated. The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  The Company denies liability and intends to vigorously defend itself in this litigation as it progresses. No trial date has yet been set.

On April 20, 2006, a lawsuit captioned J.P. Morgan Trust Company, N.A. v. John Alan Friede, et al. was filed in the U.S. District Court for the Southern District of New York against John Friede, a stockholder of the Company who was then also a director of the Company, Mr. Friede’s wife, and NOMOS Corporation, a subsidiary of the Company. With respect to NOMOS, the complaint sought repayment of at least approximately $5,250,000 principal amount of loans allegedly made to and still outstanding and owed by NOMOS, and other related equitable remedies plus interest, costs and expenses.

In accordance with the indemnification provisions of the merger agreement under which the Company acquired NOMOS on May 4, 2004, and the related indemnity escrow agreement, the Company made a claim for indemnification against the escrow to preserve our right of indemnity. The indemnity escrow account recently held approximately $1,225,000 of cash and 526,810 shares of our common stock.

As of October 23, 2007, a stipulation was entered into by all parties to dismiss the lawsuit, with prejudice, which stipulation was filed and certified by the Court on November 6, 2007. The plaintiff has issued a general release and discharge of claims against NOMOS and its affiliates, including the Company. Therefore, on November 15, 2007, the Company notified the escrow agent that the Company was withdrawing its claim of indemnification against the escrow, and authorized the escrow agent to distribute amounts held in the escrow fund in accordance with the terms of the escrow agreement.

In October 2007, the Company were served with a demand for arbitration by AnazaoHealth Corporation (“AnazaoHealth”). AnazaoHealth provides needle loading services for our Prospera brachytherapy products pursuant to a Services Agreement dated as of June 1, 2005, as amended (the “Services Agreement”). In its demand for arbitration, AnazaoHealth is seeking indemnification from the Company under the Services Agreement for damages arising out of a litigation filed against AnazaoHealth in the U.S. District Court for the District of Connecticut (the “Connecticut Litigation”) by Richard Terwilliger, Gary Lamoureux, World Wide Medical Technologies, LLC, IdeaMatrix, Inc., Advanced Care Pharmacy, LLC, Advanced Care Pharmacy, Inc., and Advanced Care Medical, Inc. The plaintiffs in the Connecticut Litigation claim that AnazaoHealth’s provision of services in the brachytherapy field infringes their patent rights, and certain of the plaintiffs claim that our Prospera products infringes their patent rights. The Company denies liability and intends to vigorously defend itself in this arbitration.

 The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

RELATED PARTIES

On February 17, 2006 the Company entered an exclusive license agreement with IdeaMatrix, Inc. (a company wholly owned by our former Vice President of New Product Development (Brachytherapy), Richard Terwilliger) for certain brachytherapy technology pertaining to needles and strands, used in the brachytherapy manufacturing process. This technology is critical to our SurTRAK line of products, sold in connection with our brachytherapy seeds. Under this exclusive license agreement, we paid $125,000 upon execution of the license agreement on February 17, 2006, and we are required to pay $125,000 per year over five years. There is no annual renewal fee or royalty arising out of this license. The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, we have agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc.

NOTE 13—NASDAQ LISTING

The Company received a NASDAQ Stock Market (“Nasdaq”) Staff Deficiency Letter dated September 21, 2007 indicating that, based on the Quarterly Report on Form 10-Q for the period ended July 31, 2007, Nasdaq had determined that the Company was not in compliance with the minimum $10 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). Further, on October 5, 2007, the Company received a notice from Nasdaq, dated October 5, 2007 indicating that for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5), (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company has 180 calendar days, or until April 2, 2008, to regain compliance. If, at anytime before April 2, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq’s Staff will provide written notification that the Company has achieved compliance with the Rule. If the Company does not regain compliance with the Rule by April 2, 2008, the Company’s common stock will be delisted, a decision which the Company may appeal to a Nasdaq Listing Qualifications Panel.

On December 11, 2007, the Company received formal notice that the Nasdaq Listing Qualifications Panel had granted the Company’s request for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market, and continued listing on the Nasdaq Capital Market, subject to the following exception:

▪
On or before January 17, 2008, the Company was required to inform the Panel that it has received funds sufficient to put it in compliance with the Capital Market shareholders’ equity requirement of $2.5 million. Within four business days of the receipt of the funds, the Company was required to make a public disclosure of receipt of the funds and file a Form 8-K with pro forma financial information indicating that it plans to report proforma shareholders’ equity of $2.5 million or greater for the fiscal year ended October 31, 2007. We informed the Panel of receipt of sufficient funds on January 18, 2008. We publicly disclosed receipt of such funds in a press release dated January 22, 2008 and filed a Form 8-K with respect to this matter on January 25, 2008.

▪
On or before January 31, 2008, the Company was required to file its Annual Report on Form 10-K for the fiscal year ended October 31, 2007, which shall demonstrate proforma shareholder’s equity of $2.5 million or greater. (See NOTE 15—SUBSEQUENT EVENTS)

NOTE 14—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter (Revised	Fourth Quarter (Revised
	(Revised)	(Revised)	for 2006)	for 2006)

Fiscal 2007
Net sales	$3,914	$3,788	$3,438	$4,177
Gross profit	1,416	1,183	750	1,279
Net loss from continuing operations	(2,274)	(2,135)	(2,970)	(3,152)
Net loss from discontinued operations	(921)	(1,044)	(7,718)	(783)
Net loss	(3,195)	(3,179)	(10,688)	(3,935)
Basic and diluted loss per share – continuing operations	$(0.08)	$(0.07)	$(0.10)	$(0.11)
Basic and diluted loss per share – discontinued operations	$(0.03)	$(0.04)	$(0.26)	$(0.02)
Basic and diluted loss per share	$(0.11)	$(0.11)	$(0.36)	$(0.13)

Fiscal 2006
Net sales	$2,852	$3,226	$3,166	$3,349
Gross profit	747	804	994	1,051
Net loss from continuing operations	(1,701)	(2,350)	(2,526)	(2,830)
Net loss from discontinued operations	(974)	(1,345)	(2,107)	(3,297)
Net loss	(2,675)	(3,695)	(4,633)	(6,127)
Basic and diluted loss per share – continuing operations	$(0.10)	$(0.14)	$(0.10)	$(0.10)
Basic and diluted loss per share – discontinued operations	$(0.06)	$(0.08)	$(0.09)	$(0.11)
Basic and diluted loss per share	$(0.16)	$(0.22)	$(0.19)	$(0.21)

NOTE 15—SUBSEQUENT EVENTS

Debt arrangements

John Friede Note

On October 30, 2007, the Company entered into a Loan Agreement (the “Friede Loan Agreement”) with Mr. John Friede (the “Lender”) a stockholder and former director of the Company. Subject to the terms of the Friede Loan Agreement, the Lender agreed to loan the Company $500,000 in two installments of $250,000 each. The loan is unsecured and subordinated to the loan agreements with Silicon Valley Bank and Agility Capital. In connection with the Friede Loan Agreement, the Company agreed to issue to the Lender a warrant to purchase that number of shares of the Company’s common stock as shall be equal to $200,000 divided by the Exercise Price, which is the per share closing price of the Company’s common stock on the trading day before the issuance of the warrant. On November 1, 2007, the Company executed the promissory note underlying the loan and received the first $250,000 installment. The Company and the Lender amended the Friede Loan Agreement on November 20, 2007, prior to funding of the second $250,000 installment, to extend the maturity date of the Friede Loan Agreement from November 20, 2007 to December 20, 2007, and to reduce the borrowing capacity to $250,000 from $500,000. The loan and accrued interest were paid in full on December 20, 2007.

Silicon Valley Bank

On November 20, 2007, the Company entered into a Seventh Amendment and Forbearance to its Loan Agreement (the “Seventh Amendment”) with Silicon Valley Bank (the “Bank”). The Seventh Amendment includes: (i) an extension of the maturity date of the Loan Agreement to December 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of December 20, 2007 or the date the Company closes a private investment public equity transaction, and (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007. In connection with the Seventh Amendment, the Company granted a warrant to the Bank to purchase 90,909 shares of the Company’s common stock, at a warrant price of $0.55 per share, subject to adjustment as provided in such warrant. The warrant will expire in five years unless previously exercised.

On December 18, 2007, the Company, entered into an Eighth Amendment and Forbearance to the Loan Agreement (the “Eighth Amendment”) with the Bank. The Eighth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to the earlier of February 1, 2008 or the date the Company completes its private placement (See Securities Purchase Agreement below), (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007, September 30, 2007 and October 31, 2007 and (iii) a consent from the Bank to allow the Company to repay its outstanding loan from Mr. John A. Friede in the amount of $250,000. In connection with the Eighth Amendment, the Company granted a warrant to the Bank to purchase that number of shares of the Company’s common stock as shall be equal to $50,000 divided by the warrant price, which is equal to the lower of (i) the closing price of the Company’s common stock on the date the Company’s Board of Directors approves the issuance of this warrant or (ii) the closing price of the Company’s common stock on date the warrant is issued, subject  to adjustment as provided in such warrant. The warrant will expire in five years unless previously exercised.

Agility Capital, LLC

On November 20, 2007, the Company executed a Second Amendment to the Agility Loan Agreement (the “Second Amendment”) with Agility Capital, LLC (“Agility”) to extend the maturity date of the Agility Loan Agreement from November 20, 2007 to December 21, 2007. In connection with the Second Amendment, the Company granted a warrant to Agility to purchase that number of shares of the Company’s common stock as shall be equal to $231,250 divided by the warrant price, which is equal to the lowest of (i) the closing price of Company’s common stock the day before the issue date of the warrant, as published in The Wall Street Journal on the issue date, or (ii) the average closing price of the Company’s common stock for the 30 days before the issue date, or (iii) the price at which Company next issues its common stock or other equity-linked securities, other than issuances of its common stock to officers and employees by the Company pursuant to its 2006 Stock Plan, 2000 Employee Stock Purchase Plan and 2003 Non-Employee Directors’ Equity Compensation Plan and any other employee incentive plan approved by Company’s stockholders, subject to adjustment as provided in the warrant. The warrant will expire in seven years unless previously exercised.

On December 20, 2007, the Company executed a Third Amendment to the Agility Loan Agreement (the “Third Amendment”) with Agility. The Third Amendment includes (i) an extension of the maturity date of the Loan Agreement to February 1, 2008, (ii) a loan modification and extension fee of $20,000, paid by the Company upon the execution of the amendment, and (iii) a consent from Agility to allow the Company to repay its outstanding loan from Mr. John A. Friede in the amount of $250,000. In connection with this amendment, the Company granted a warrant to Agility to purchase that number of shares of the Company’s common stock as shall be equal to $200,000 divided by the warrant price, which is equal to the lowest of (i) the closing price of Company’s common stock the day before the issue date of the warrant, as published in The Wall Street Journal on the issue date, or (ii) the average closing price of the Company’s common stock for the 30 days before the issue date, or (iii) the price at which Company next issues its common stock, subject to adjustment as provided in the warrant. The warrant will expire in seven years unless previously exercised.  The loan and accrued interest were paid in full on January 23, 2008.

Three Arch Capital (et al)

On December 7, 2007, the Company entered into a Loan Agreement (the “Three Arch Loan Agreement”) with Three Arch Capital, L.P., TAC Associates, L.P., Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. (the “Lenders”). The Lenders are, collectively, the largest stockholder of the Company, and Dr. Wilfred Jaeger and Roderick Young, two of our directors, are affiliates of the Lenders. The transaction contemplated by the Three Arch Loan Agreement was approved by a committee of the Company’s Board of Directors consisting only of disinterested directors.

Under the Three Arch Loan Agreement, the Lenders loaned $1.0 million to the Company and the Company issued notes to the Lender (the “Notes”). The Notes bear interest at an annual rate equal to the prime rate plus six percent (6%) and are subordinated to the Company’s indebtedness to Silicon Valley Bank and Agility Capital LLC. The Notes are due and payable on December 20, 2007, provided that if prior to December 20, 2007, Silicon Valley Bank shall have extended the maturity date under its Loan and Security Agreement with the Company (the “SVB Loan Agreement”) until after December 20, 2007, then the Notes shall be due and payable on the earliest of (i) February 4, 2008, (ii) the close of the Company’s pending private investment public equity financing transaction (See Securities Purchase Agreement below), or (iii) the maturity date under the SVB Loan Agreement. In connection with the Loan Agreement, the Company has agreed to pay an aggregate of $20,000 as a loan fee to the Lenders and has granted the Lenders warrants to purchase, in the aggregate, 1,025,641 shares of the Company’s common stock at a purchase price of $0.39 per share. The loan and accrued interest were paid in full on January 24, 2008.

Securities Purchase Agreement

On December 12, 2007, the Company entered into a Securities Purchase Agreement with Three Arch Partners IV, L.P. and affiliated funds (“Three Arch Partners”), SF Capital Partners Ltd. (“SF Capital”) and CHL Medical Partners III, L.P. and an affiliated fund (“CHL,” and together with Three Arch Partners and SF Capital, the “Investors”) providing for the private placement (the “Private Placement”) of 63,008,140 shares (the “Shares”) of common stock of the Company, par value $0.01 per share (the “Common Stock”), and warrants to purchase 3,150,407 shares of Common Stock (the “Warrants,” and, together with the Shares, the “Securities”) for a total purchase price of $15.5 million. As described above, Three Arch Partners is the Company’s largest stockholder. SF Capital also is one of our significant stockholders. This transaction was approved by a committee of our Board of Directors consisting only of disinterested directors.

The purchase price is equal to $0.246 per Security, of which $0.01 is allocated to the Warrants. The purchase price represents a 40% discount to the volume weighted average price of the Common Stock on the Nasdaq Global Market, as reported by Bloomberg Financial Markets, for the 20 trading day period ending on the trading day immediately preceding the date of the Securities Purchase Agreement. The Warrants have an exercise price of $0.246 per share, subject to certain adjustments. The Warrants may be exercised no earlier than 180 days from the closing date of the transaction and will expire seven years from the date of issuance.

In order to close the Private Placement, the Company was required to obtain stockholder approval of the Private Placement and the amendment of its Certificate of Incorporation to increase the number of shares of Common Stock it is authorized to issue. The Company received the approval of a majority of the stockholders on January 17, 2008 and closed the transaction on January 18, 2008.

The Investors purchased the following amounts of Securities in the offering:

Investor	Shares	Warrants (Shares issuable upon exercise)
Three Arch Partners	40,650,420	2,032,521
SF Capital	10,162,600	508,130
CHL	12,195,120	609,756

Prior to the closing of the transaction, Three Arch Partners owned 5,121,638 shares of Common Stock. After the transaction was consummated, Three Arch Partners’ percentage ownership of the outstanding Common Stock increased from approximately 17.3% to 49.5% (and 43.9% of the Common Stock on a fully diluted basis).

The net proceeds to the Company of the Private Placement after payment of fees and expenses were approximately $14,115,000. The terms of the Private Placement were approved by a committee of the Company’s Board of Directors consisting only of disinterested directors. The Company’s directors and executive officers have executed lock-up agreements restricting their ability to sell shares of the Common Stock for 180 days following the closing of the transaction. The Investors entered into such lock-up agreements prior to the closing of the transaction.

Oppenheimer & Company acted as sole placement agent in connection with the Private Placement. The placement agent received aggregate fees of $1,085,000 plus reimbursement for reasonable out-of-pocket fees and expenses.

Holders of the Shares and the shares of Common Stock issuable upon the exercise of the Warrants (the “Warrant Shares” and collectively, with the Shares, the “Registrable Securities”) are entitled to certain registration rights as set forth in the Securities Purchase Agreement. Under the Securities Purchase Agreement, the Company has agreed to use its reasonable best efforts to prepare and file a registration statement on Form S-3 or other applicable form available to the Company to register the resale of the Registrable Securities. If the Company fails to file a registration statement or such registration statement is not declared effective between the time it files its next Annual Report on Form 10-K and the 180th date after the closing of the Private Placement, or, if additional registration statements are required to be filed to register such shares because of limitations imposed by the staff of the Commission on the number of shares that may be registered on behalf of selling stockholders on Form S-3, within 45 days of filing each such additional registration statement (or 90 days if such filing is reviewed by the Commission), the Company will be liable for certain specified liquidated damages as set forth in the Securities Purchase Agreement. The Company has agreed to maintain the effectiveness of the registration statement until the earliest of (i) the second anniversary of the closing of the Private Placement, (ii) such time as all Registrable Securities have been sold pursuant to the registration statement or (iii) the date on which all of the Registrable Securities may be resold by each of the Investors without registration pursuant to Rule 144(k). The Company will pay all expenses incurred in connection with the registration, other than fees and expenses, if any, of counsel or other advisors to the Investors or underwriting discounts, brokerage fees and commissions incurred by the Investors, if any, in connection with an underwritten offering of the Registrable Securities .

The Securities Purchase Agreement contains certain customary closing conditions, as well as the requirement that the Company decrease the number of members of the Board of Directors of the Company (the “Board”) from nine members to seven members at or by the time of its next annual meeting of stockholders. Under the Securities Purchase Agreement, Three Arch Partners has the right to name one member to the Board so long as Three Arch Partners beneficially owns greater than 5,000,000 shares of Common Stock (including shares of Common Stock issuable upon exercise of the Warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations). Two of the current members of the Board, Dr. Wilfred E. Jaeger and Roderick A. Young, have been designated by Three Arch Partners. Under the Securities Purchase Agreement, the Company has agreed to add two new independent members to the Board at or before the Company’s next annual meeting.

In connection with the issuance of the Warrants and upon closing of the transaction, the Company entered into Warrant Agreements with its transfer agent relating to the Warrants. The Warrant Agreement relating to the Warrants issued to SF Capital contains a non-waivable provision that provides that the number of shares issuable upon exercise of the Warrants will be limited to the extent necessary to assure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such holder and its affiliates does not exceed 14.9% of the total number of issued and outstanding shares of Common Stock of the Company (including for such purpose the shares of Common Stock issuable upon such exercise of Warrants). The Warrant Agreement relating to the Warrants issued to the other Investors does not contain this provision.

The sale of the Shares, the Warrants and the Warrant Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The Company is relying upon the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section. Each Investor has represented that it is an accredited investor, as such term is defined in Regulation D under the Securities Act, and that it was acquiring the Shares and Warrants for its own account and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be affixed to the Shares and Warrants.

Amendment to Bylaws

On December 5, 2007, the Board of Directors of North American Scientific, Inc. (the “Company”) amended the bylaws of the Company (the “Bylaws”), effective immediately. Section 6 of the Bylaws now enables the Board of Directors to authorize the issuance of uncertificated shares of the Company’s capital stock. The purpose of the amendments to Section 6 are to satisfy the requirement of The Nasdaq Stock Market, Inc. that shares of the Company’s capital stock be eligible by January 1, 2008 for a Direct Registration Program operated by a clearing agency registered under Section 17A of the Securities Exchange Act of 1934.

Nasdaq Delisting

On December 11, 2007, the Company received formal notice that the Nasdaq Listing Qualifications Panel had granted the Company’s request for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market, and continued listing on the Nasdaq Capital Market, subject to the following exception:

▪
On or before January 17, 2008, the Company was required to inform the Panel that it has received funds sufficient to put it in compliance with the Capital Market shareholders’ equity requirement of $2.5 million. Within four business days of the receipt of the funds, the Company was required to make a public disclosure of receipt of the funds and file a Form 8-K with pro forma financial information indicating that it plans to report proforma shareholders’ equity of $2.5 million or greater for the fiscal year ended October 31, 2007. The Company informed the Panel of receipt of sufficient funds on January 18, 2008. The Company publicly disclosed receipt of such funds in a press release dated January 22, 2008 and filed a Form 8-K with respect to this matter on January 25, 2008.

▪
On or before January 31, 2008, the Company was required to file its Annual Report on Form 10-K for the fiscal year ended October 31, 2007, which shall demonstrate proforma shareholder’s equity of $2.5 million or greater. This information is set forth below in this Report under “Subsequent Events – Nasdaq Delisting.”

On October 5, 2007, the Company received a notice from Nasdaq indicating that, for the preceding 30 consecutive days, the bid price of its common stock had closed below the minimum $1.00 per share requirement for continued listing. In accordance with the Nasdaq rules, the Company has until April 2, 2008, to regain compliance. In order to regain compliance, the bid price of its common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If the Company does not regain compliance with the rule by April 2, 2008, the Company understands that the Nasdaq Staff will provide written notification to the Company that its common stock will be delisted. At that time, the Company may appeal the Staff’s determination to a Nasdaq Listing Qualifications Panel, but no assurance can be given that any such appeal would be successful.

The following shows the reported stockholders’ equity of the Company at October 31, 2007 and proforma stockholders’ equity assuming the private placement transaction had been completed on October 31, 2007.

	At October 31, 2007
	As Reported	Proforma
Stockholders' (deficit) equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000,000 (Reported) and 150,000,000 (Proforma) shares authorized; 29,601,352 (Reported) and 92,609,492 (Proforma) shares issued; and 29,395,331 (Reported) and 92,403,471 (Proforma) shares outstanding	300,000	930,000
Additional paid-in capital	145,533,000	159,018,000
Treasury stock, at cost - 206,021 (Reported) and (Proforma) common shares	(227,000)	(227,000)
Accumulated deficit	(148,518,000)	(148,518,000)
Total stockholders' (deficit) equity	$(2,912,000)	$11,203,000

SCHEDULE II
NORTH AMERICAN SCIENTIFIC, INC.
VALUATION AND QUALIFYING ACCOUNTS

Revised for 2005 and 2006		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of Period

Fiscal 2007
Allowance for doubtful accounts	$506,000	$(163,000)	$—	$402,000	$179,000
Deferred tax asset valuation allowance	$60,067,000	$—	$7,604,000	$—	$67,671,000

Fiscal 2006
Allowance for doubtful accounts	$1,030,000	$218,000	$—	$742,000	$506,000
Deferred tax asset valuation allowance	$53,694,000	$—	$6,373,000	$—	$60,067,000

Fiscal 2005
Allowance for doubtful accounts and returns	$744,000	$705,000	$—	$419,000	$1,030,000
Deferred tax asset valuation allowance	$38,203,000	$—	$15,491,000	$—	$53,694,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

	By:	/s/JOHN B. RUSH
January 29, 2008		John B. Rush President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/GARY N. WILNER
Dr. Gary N. Wilner	Chairman of the Board of Directors	January 29, 2008

/s/JOHN B. RUSH
John B. Rush	President, Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2008

/s/JAMES W. KLINGLER
James W. Klingler	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2008

/s/L. MICHAEL CUTRER
L. Michael Cutrer	Executive Vice President and Chief Technology Officer and Director	January 29, 2008

/s/WILFRED E. JAEGER, M.D.
Wilfred E. Jaeger	Director	January 29, 2008

/s/JOHN M. SABIN
John M. Sabin	Director	January 29, 2008

/s/RICHARD A. SANDBERG
Richard A. Sandberg	Director	January 29, 2008

/s/NANCY W. WYSENSKI
Nancy W. Wysenski	Director	January 29, 2008

/s/RODERICK A. YOUNG
Roderick A. Young	Director	January 29, 2008