Form 10-K/A
period 2007-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2008-02-28
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
From the transition period from_____to ________
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
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. ☐  Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller reporting company
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $33.8 million (based upon the price at which the common stock was last sold, as of April 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter).
As of February 15, 2008, approximately 92,403,471 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K/A

Explanatory Note:

North American Scientific, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 31, 2007, as originally filed with the Securities and Exchange Commission on January 29, 2008 (the “Original Form 10-K”), to add information required in Part III of the Company’s Annual Report on the Original Form 10-K. There are no changes to the Company’s financial statements as originally filed. There are also no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.

PART III

Item 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Position	Age
Directors:
Dr. Gary N. Wilner	Chairman of the Board of Directors	67
John B. Rush	President, Chief Executive Officer and Director	49
L. Michael Cutrer	Executive Vice President, Chief Technology Officer and Director	51
Dr. Wilfred E. Jaeger	Director	51
John M. Sabin	Director	53
Richard A. Sandberg	Director	64
Nancy J. Wysenski	Director	50
Roderick A.Young	Director	64
Non-Director Officers:
Troy A. Barring	Senior Vice-President & Chief Operating Officer	48
James W. Klingler	Senior Vice-President & Chief Financial Officer	60

The terms of all directors will expire at the next annual meeting of the stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. On June 6, 2006, we entered into a Securities Purchase Agreement with Three Arch Partners whereby we provided the right to Three Arch Partners to designate two nominees who are reasonably acceptable to us to serve on the Board of Directors. If at any time, Three Arch Partners owns less than 3,500,000 shares (including shares of common stock issuable upon exercise of warrants, and as adjusted for stock splits, stock dividends and recapitalization), but more than 2,000,000 shares, Three Arch Partners would then have the right to designate one nominee who is reasonably acceptable to us to serve on the Board of Directors. In that case, one of the designees must resign from the Board effective immediately. Our obligations pursuant to the Securities Purchase Agreement terminates if at any time Three Arch Partners owns less than 2,000,000 shares. If Three Arch Partners owns less than 2,000,000 shares at any time, any director previously nominated by Three Arch Partners is obligated to resign from the Board immediately. On June 13, 2006, the Board elected the two designees of Three Arch Partners, Dr. Jaeger and Mr. Young, both of whom continue to serve on the Board.

On December 12, 2007, we entered into a Securities Purchase Agreement with Three Arch Partners whereby, at or by the time of the our next annual stockholders meeting, we shall decrease the number of members of our Board of Directors from nine (9) members to seven (7) members and the Board of Directors shall include at least one (1) representative from Three Arch Partners (the “Three Arch Partners Board Member”) and two (2) new independent members (the “New Independent Board Members”) with relevant industry experience. The Three Arch Partners Board Member shall be reimbursed for all out-of-pocket expenses related to attending meetings of the Board of Directors. In addition if our Board members receive any additional fees or compensation, Three Arch Partners shall be entitled to equivalent payment. We further covenant and agree to use commercially reasonable efforts to place the Three Arch Partners Board Member on the slate of directors presented to its stockholders at each annual meeting at which directors are elected and to place the New Independent Board Members on the slate of directors presented to its stockholders at the next annual meeting at which directors are elected, in all cases subject to compliance with relevant Nasdaq rules and regulations and subject to the approval of such nominees by the Nominating and Corporate Governance Committee of the Board of Directors. If the Nominating and Corporate Governance Committee of the Board of Directors does not approve any proposed Three Arch Partners Board Member, Three Arch Partners shall be entitled to propose another candidate who shall be reasonably acceptable to us. Our obligations under the Securities Purchase Agreement with respect to the Three Arch Partners Board Member shall terminate in their entirety if at any time Three Arch Partners beneficially owns less than 5,000,000 shares of Common Stock (including shares of Common Stock issuable upon exercise of warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations), in such case, the Three Arch Partners Board Member shall resign from the Board effective immediately.

There are no other arrangements or understandings between us and any other person pursuant to which such person was or is to be selected as a director, executive officer or nominee. We have, however, entered into employment agreements with three of our executive officers, which are described on page 14 below under the heading “Potential Payments Upon Termination or Change-in-Control.”

Biographical Information

Dr. Gary N. Wilner has served on our Board of Directors since December, 2002 and Chairman of the Board of Directors since March 2006. He retired from the practice of medicine in January 2005, having been an academic and consultative cardiologist for the past 30 years. Dr. Wilner serves as a Trustee and Chairman of the Board of Trustees of the Oakmark Family of Funds. He has had prior service as a Director of the American Heart Association and the Albert Einstein Peace Prize Foundation.

John B. Rush has served as our President and Chief Executive Officer since April 2007, and became a Director in June, 2007. Previously, Mr. Rush has served since 2002 as President and Chief Executive Officer of Sanarus Medical, a leading developer of minimally invasive medical devices for diagnosing and treating breast disease. Prior to joining Sanarus, Mr. Rush was President and Chief Executive Officer of Micro Therapeutics, Inc. (now owned by ev3, Inc.), a publicly traded medical device company focused on the treatment of cerebral and peripheral vascular disorders worldwide. Mr. Rush has over twenty-four years of experience in the medical device sector, with a background in sales, marketing and management at such companies as Scimed Life Systems/Boston Scientific and Cilco/CooperVision/Alcon Surgical.

L. Michael Cutrer served as our President and Chief Executive Officer since 1990, and transitioned from those positions to become our Executive Vice President and Chief Technology Officer upon the appointment of Mr. Rush in April 2007. Previously, Mr. Cutrer was a Manager of Isotope Products Laboratory, Inc., a radioisotope manufacturing company, where he was responsible for industrial product manufacturing, research and development.

Dr. Wilfred E. Jaeger has served on our Board of Directors since June 2006. Dr. Jaeger is the cofounder of Three Arch Partners. Previously he was a general partner at Schroder Ventures. Dr. Jaeger began his medical career in private practice. He was subsequently recruited by Chec Medical, a venture capital backed ambulatory care startup in Seattle. He subsequently attended business school and began working in venture capital in 1989. He has since been an active early stage investor in numerous successful biotechnology, healthcare service, and medical device companies. Dr. Jaeger serves on the boards of many private healthcare companies, and he currently serves as a director of Threshold Pharmaceuticals, Inc.

John M. Sabin has served on our Board of Directors since August 2005. He has served as Chief Financial Officer and General Counsel of Phoenix Health Systems, a health care IT consulting and outsourcing firm, since October 2004.  From January 2000 to October 2004, he served as Chief Financial Officer and General Counsel of NovaScreen Biosciences Corporation, a developer of biotechnology-based tools to accelerate drug discovery and development.  From September 1999 to January 2000, he was a business consultant.  From May 1998 to September 1999, he served as Executive Vice President and Chief Financial Officer of Hudson Hotels Corporation, a limited service hotel development and management company.  Prior to May 1998, he was an executive at Vistana, Inc., Choice Hotels International, Inc., Manor Care Inc. and Marriott International, Inc. Mr. Sabin has served as a Trustee of Hersha Hospitality Trust, a publicly traded hospitality real estate investment trust since 2003, and as a Trustee of Prime Group Realty Trust, a real estate investment trust since 2005.

 Richard A. Sandberg has served on our Board of Directors since August 2005. He is currently the Chief Financial Officer of Oxford Immunotec, Ltd, a T-cell diagnostics company developing tests for tuberculosis and other infectious diseases. From 2002 to 2007, he served as Chief Financial Officer of MZT Holdings, Inc. (formerly Matritech, Inc.), a publicly traded developer and manufacturer of cancer diagnostic test products, and has also been on that company’s board of directors since 1999 (excluding the period from June to September 2002).  Mr. Sandberg has also served as Manager and Chief Financial Officer of Battery Asset Management, LLC, a firm specializing in foreign exchange transactions.  From 1997 to 2001, Mr. Sandberg served as Chairman of the Board of Lifecodes Corporation, a manufacturer of DNA test kits and a provider of DNA testing services and from May 1997 to September 1998, as its Chief Financial Officer.  From 1983 to 1997, Mr. Sandberg held financial and operating positions at Dianon Systems, Inc., an anatomic pathology testing and genetic and clinical chemistry testing company he founded in 1983, including Chief Executive Officer and Chief Financial Officer.  Since 2003, Mr. Sandberg has been a director of Ethan Allen Interiors, Inc., a publicly traded home furnishings company.

Nancy J. Wysenski has served on our Board of Directors since May 2004. Ms. Wysenski has been the Chief Operating Officer of Endo Pharmaceuticals since September 2007. From August 1999 to October 2006 she was the President and a founding member of EMD Pharmaceuticals, Inc., a United States pharmaceutical company owned by Merck KGaA. Ms. Wysenski also served as a member of the Merck KGaA Ethical Pharmaceuticals Executive Committee and managed their ethical pharmaceutical product portfolio. Ms. Wysenski was also responsible for Dey Laboratories, a specialty pharmaceutical company owned by Merck KGaA focused on the development of drugs used in the treatment of respiratory diseases and allergies. Prior to joining and founding EMD Pharmaceuticals, Inc. in August 1999, Ms. Wysenski was the Senior Vice President of Operations at NetGenics from 1998 to 1999. Prior thereto, Ms. Wysenski held a number of positions at Astra Merck, culminating at Vice President of Field Sales. Prior to joining Astra Merck in 1990, Ms. Wysenski held a number of positions at Merck Human Health from 1984 to 1990.

Roderick A. Young has served on our Board of Directors since June 2006. Mr. Young has been a Venture Partner of Three Arch Partners since May 2006. From February 2003 to July 2005, Mr. Young was President and CEO of Vivant Medical, Inc., a venture-backed medical device company that was acquired by Tyco International, Ltd. Prior to his tenure at Vivant, Mr. Young was President and CEO of Targesome, Inc., a biotechnology company, from October 1998 to October 2002. Prior to Targesome, Mr. Young also served as Chairman and CEO of General Surgical Innovations, President & CEO of Focus Surgery, President of Toshiba America MRI and President and COO of Diasonics.

Troy A. Barring has served as our Senior Vice-President and Chief Operating Officer since September 2007. Previously, Mr. Barring has served since 2001 in a number of positions with Biosense Webster, a Division of Johnson and Johnson, including Vice President, World Wide Services, Vice President of Operations, and Senior Vice President of Research and Development and Operations. Mr. Barring has over 13 years of management experience in the medical device sector, with a background in manufacturing, operations, and research and development at such companies as Scimed Life Systems, a Division of Boston Scientific, and Sorin Biomedical.

James W. Klingler has served as our Senior Vice President and Chief Financial Officer since July 2004. Previously, he was Vice President-Finance and Chief Financial Officer of Troy Group, Inc., a provider of secure check printing products and wireless connectivity solutions, from January 2002 to July 2004. From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that was merged into Hewlett-Packard Company. In prior positions, Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services for safety, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies Inc., a company that manufactures polyurethane products, from October 1994 to February 1999.

Michael C. Ryan served as the Senior Vice President and General Manager of our NOMOS Radiation Oncology Division from January 2006 until it was sold in September 2007.  Previously, from 1992 through 2005, he served in a variety of positions with InterV (now known as Angiotech), originally as Vice President of Sales & Marketing, then as Senior Vice President of Sales & Marketing, and lastly as Executive Vice President of Business Development.  InterV manufactures and sells image guided, interventional medical devices for radiology, oncology, cardiology, and endo-vascular surgery.  Prior to InterV, Mr. Ryan held senior management positions, in sales, marketing, business development, and general management, with several companies, including Johnson & Johnson, Medtronic, Healthdyne, NAMIC, and Coeur Laboratories.

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

Based solely on a review of copies of such reports furnished to us during the fiscal year ended October 31, 2007, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) complied with all applicable reporting requirements.

Board of Directors Meetings and Committees

Our Board of Directors held 9 meetings during the fiscal year ended October 31, 2007, and acted by unanimous written consent on 3 occasions. All of the directors who were on the Board during fiscal year 2007 attended at least 75% of the total number of meetings of the Board of Directors and committees on which they served. The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee. During the fiscal year ended October 31, 2007, the members of the Audit Committee were Mr. John Sabin (Chairman), Mr. Richard Sandberg, and Dr. Wilner, each of whom is “independent” as defined under current Rule 4200(a)(15) of the Nasdaq listing standards. During the fiscal year ended October 31, 2007, the Audit Committee met on 10 occasions.

Audit Committee Financial Experts. The Board of Directors has determined that John M. Sabin and Richard A. Sandberg each qualify as an “audit committee financial expert” as defined under the applicable Securities and Exchange Commission rules.

Compensation Committee. From November 1, 2006 to June 4, 2007, the Compensation Committee consisted of Ms. Nancy Wysenski (Chairperson), Dr. Jonathan Gertler, and Mr. Richard Sandberg. From June 5, 2007 through October 31, 2007, the Compensation Committee consisted of Mr. Richard Sandberg (Chairman), Mr. John Friede, and Ms. Nancy Wysenski, all non-employee Directors who meet the Nasdaq listing standards for “independence”. The Compensation Committee oversees the Company’s executive compensation programs and policies and is responsible for determining grants of options to purchase common stock under the North American Scientific, Inc. 2006 Stock Plan. During the fiscal year October 31, 2007, the Compensation Committee met on 6 occasions.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for recommending candidates for election to the Board of Directors and reviewing matters of corporate governance. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders if properly submitted. This Committee currently consists of Ms. Wysenski (Chairperson), Mr. Sabin, and Dr. Wilner, each of whom is “independent” under current Nasdaq listing standards. During fiscal year 2007, the Committee met on 4 occasions.

We have a written Code of Ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller. The full text of our Code of Ethics is published on our website at www.nasmedical.com under the “Investor Center-Corporate Governance” caption. We will disclose any future amendments to, or waivers from, certain provisions of the Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller on our website within four business days following the date of such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal year 2007 should be read together with the compensation tables and related disclosures set forth below.

Our Compensation Objectives
n

The primary objective of our executive compensation program is to attract and retain talented executives to lead our company and create value for our stockholders. Executive compensation generally consists of a base salary, an annual short-term incentive payment based upon achievement of personal and/or corporate objectives and long-term equity-based incentive awards, which to date have generally been in the form of stock options. The equity component of our compensation is designed to align executive officers compensation with the goal of creation of long-term value for our stockholders. The current goal of our compensation program is to attract and provide incentives to a new management team to lead the process of creating a profitable company and rebuilding shareholder value. In light of the risks associated with these goals, we believe we must offer financial opportunities which, at a minimum, are competitive with other companies in the medical device industry.

Role of Compensation Committee

Our Compensation Committee was appointed by our Board of Directors, and consists entirely of directors who are independent directors under applicable Nasdaq regulations, “outside directors” for purposes of Section 162(m) of the Code, and “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act. Our Compensation Committee reviews and recommends to our Board of Directors our executive compensation and benefit policies. Our Compensation Committee is responsible for, among other things, analyzing individual and corporate achievements and recommending to our Board of Directors appropriate compensation packages for our named executive officers. In addition, the Compensation Committee administers our equity-based compensation plans.

Our Compensation Committee solicits input from our chief executive officer (“CEO”) in determining executive compensation, in particular with respect to salary and option grant awards to our executive officers other than the CEO. While the CEO discusses his recommendations for other executives with the Compensation Committee, he does not participate in deliberation or determination of his own compensation. None of our other executive officers participate in the Compensation Committee’s discussions regarding executive compensation. In fiscal 2007, the Compensation Committee accepted the CEO’s recommendations for executive officer compensation in all material respects. The Compensation Committee does not delegate any of its functions to others in determining executive compensation, but is authorized to engage consultants to advise it with respect to compensation related matters as it deems appropriate. The compensation of our executive officers is ultimately approved by our Board of Directors, upon recommendation of the Compensation Committee. The CEO abstains from voting with respect to his compensation. In fiscal 2007, the Board of Directors approved the Compensation Committee’s recommendations for executive officer compensation without change.

We believe that in order to attract and retain executive talent needed to rebuild shareholder value, it may be necessary to compensate our executive officers at a level at least comparable to the compensation amounts provided to executives at comparable medical device companies. The Compensation Committee relies on their experience with other medical device companies and publicly available data relating to compensation of executives at other medical device companies to establish compensation for our executive officers. Some of the publicly traded companies used as comparable companies in the last year are set forth below under “Compensation Components — Base Salary.”

We believe the components of our current compensation program, which include cash salary, short-term cash incentive payments and long term equity awards are generally consistent with the compensation components of other comparable medical device companies, including those identified under “Compensation Components — Base Salary,” although we generally do not benchmark the type of compensation awards with those of other companies.

The compensation program is administered with guidelines and policies intended to provide adequate incentives from and consistent approaches to each element of compensation discussed above. The role of each element of compensation changes from time to time, and the Compensation Committee does not have any long-term policies or guidelines for allocating compensation between short-term and long-term incentive compensation, or between cash and non-cash compensation. In determining the amount and mix of compensation elements and whether each element provides the correct incentives and rewards for performance consistent with our short and long-term goals and objectives, our Compensation Committee relies on its judgment in establishing the appropriate balance between these elements in light of changes in the current business environment, and the Company’s present business financial circumstances, goals and objectives.

Compensation Components

Executive compensation currently consists of the following components:

Base Salary

We generally determine our executive officers’ salaries based on job responsibilities, individual experience and expected level of contribution and take into account salaries of executive officers at comparable companies within the medical device industry.

In fiscal 2007, however, our goal was to rapidly attract a new management team to lead our company and, in that process, we focused more on attracting appropriately qualified individuals reflecting a willingness to pay such individuals amounts sufficient to convince them to join the Company, and less on how comparable their compensation was to executive officers at competitive companies. In recruiting executives other than the CEO, we negotiated base salaries by starting with compensation data of comparable officers’ salaries at other publicly traded medical device companies of similar size, including Theragenics, IsoRay, and Endocare. In addition, we also considered information regarding compensation at private medical device firms which is available to us. Because our goal was to rapidly attract a new management team, we also took into consideration other factors such as the executive officer’s experience level, the cost of living differences between the areas where our executives are located and the locations of the peer companies, the needs, risks and rewards of our current business strategy and financial structure, as well as our desire to attract and retain high quality individuals. The Compensation Committee recognized that its approach could result in executive base salaries that would be higher than the median level of base salaries at peer companies for comparable positions.

During the second quarter of fiscal 2007, we concluded a search for a new CEO with the hiring of Mr. John Rush. The compensation package offered to Mr. Rush was structured by taking into account similar factors to those discussed above. In particular, the equity compensation award was structured in a manner intended to tie its value to stockholder success, thereby aligning Mr. Rush’s interest with those of our stockholders. Mr. Rush’s final compensation, as reflected in the employment agreement entered into on March 22, 2007, was the result of arms-length negotiation between Mr. Rush and our Board of Directors. As part of Mr. Rush’s initial compensation package, he receives an annual base salary of $350,000.

Our Compensation Committee generally reviews the salaries of our executives annually at the beginning of each calendar year and recommends changes in salaries to our Board of Directors based primarily upon comparative market data, significant changes in responsibilities during the prior calendar year and individual performance.

Short-Term Incentive Program

Our Compensation Committee believes that cash-based annual incentive payments for achievement of defined objectives that create value in our Company align the executive’s compensation with the interests of our stockholders.

Our executive officers, including the CEO, are eligible to receive cash-based incentive payments based upon a target bonus percentage of salary (determined by the Compensation Committee or, in some instances, by a management contract with the employee). In fiscal 2007, half of the target bonus percentage was multiplied by a factor based upon the achievement of corporate objectives, and the other half was multiplied by a factor based upon the achievement of personal objectives. For example, if an executive with a 30% target bonus achieved 60% of his personal objectives and the Company achieved 80% of its corporate objectives, that executive would receive 30% of his target bonus (60% x 50%) for achievement of his personal objectives and would receive 40% of his target bonus (80% x 50%) as a result of the Company meeting its corporate objectives, for a total bonus of 21% ([30% + 40%] x 30%) of his base salary.

Corporate Objectives

Each year, the CEO recommends corporate objectives to our Compensation Committee, which are discussed and modified and then submitted to the Board of Directors for review and approval. The Compensation Committee and the CEO discuss and assign weights to the corporate objectives based on their level of importance to our operating plan and corporate development. In fiscal 2007, the Compensation Committee accepted the CEO’s recommendations, and the Board of Directors approved the Compensation Committee’s recommendations. In establishing the corporate objectives, particularly the financial objectives, the Compensation Committee believed that each of these objectives would enhance shareholder value if they were achieved.

In fiscal 2007, the components of our corporate objectives (which, if entirely achieved, would entitle executive officers to at least 50% of their target bonus), along with their relative weight, were as follows:

Fiscal 2007 Corporate Objectives	Weight
Annual revenue targets	15%
Operating loss targets	10%
Undertake strategic solution for NOMOS	4%
Raise targeted amounts of new equity	3%
Complete numerous ClearPath milestones	18%
Total	50%

At the end of fiscal 2007, the Compensation Committee evaluated the performance against each of these objectives and determined that the performance of the management team in meeting those objectives would entitle each officer to receive 22% of his target bonus based upon achieving corporate objectives.

Personal Objectives

After the corporate objectives are approved by the Compensation Committee and reviewed by the Board of Directors, the Compensation Committee establishes personal objectives for the CEO, and the CEO establishes personal objectives for each officer of the Company for that fiscal year. The personal objectives are generally (but not exclusively) translations of the corporate objectives into more specific achievements related to that part of our business for which the officer has primary responsibility.

Historically, and in 2007, the performance of the CEO was reviewed by our Compensation Committee against his established personal objectives. The CEO’s personal objectives for his period of service in 2007 related to identifying and attracting both executives and directors with appropriate experience to lead the process of rebuilding the Company and its shareholder value, to accelerate the pace of new product development and to reduce the risks of such programs, to complete a strategic solution for our NOMOS subsidiary and to complete an equity financing. The Compensation Committee determined that the achievements of Mr. Rush entitled him to receive 44% of his target bonus with regard to achieving his personal objectives.

The performance of our other executive officers was reviewed by the CEO and by our Compensation Committee against the established personal objectives at the same time as that of our CEO. The CEO evaluates the degree of achievement of the other executive officer’s personal objectives, as well as a subjective determination of the officer’s overall contribution to our company, and then recommends a personal bonus achievement percentage for the other executive officers. In some instances involving outstanding performance or contribution by an individual, he has recommended a personal bonus achievement percentage of more than the 50% normally allocated for rewarding personal achievement. In 2007, the Compensation Committee approved the CEO’s recommendations in all material respects and the Board of Directors approved the Compensation Committee’s recommendations without change.

Based upon the evaluation of the degree of achievement of the corporate and personal objectives, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash incentive payments for Messrs. Rush, Cutrer, Klingler and Ryan equal to 66% (22% corporate, 44% personal), 27% (22% corporate, 5% personal), 78% (22% corporate, 56% personal), and 50% (22% corporate, 28% personal) of their respective target bonus amounts, which equates to 40%, 7%, 16% and 12% of their respective annual salaries. Mr. David N. King was not eligible for a bonus in 2007 due to his resignation from the Company on May 31, 2007.

Long-Term Equity-Based Incentive Awards

We believe that equity ownership in our company is important to provide our executive officers with long-term incentives to build value for our stockholders. Long-term equity can be awarded to executives by the Board of Directors in the form of stock options or restricted stock. Equity grants or awards are made to our executives by our Board of Directors at regularly scheduled meetings. The exercise price of our options are set at the closing price of our common stock on the date of the individual’s commencing employment or the date of grant. Each executive officer was provided with an option grant when they joined our company based upon their position with us, expected level of contribution and relevant prior experience. Historically, initial grants typically vest over four years, and no shares vest before the one year anniversary of the option grant, except under the terms of the CEO’s initial option grant the shares vest monthly from the date of the grant. We spread the vesting of our options over four years to compensate executives for their contribution over a period of time and to more properly align the executive’s interest with our stockholders’ interests.

In addition to the initial option grants, our Board of Directors has from time to time granted additional options to retain and provide incentives to some of our executives who have been with us for a number of years. Options are granted based on a combination of individual contributions to our performance, and on expectations of general corporate achievements. Additional option grants are not communicated to executives in advance and generally vest over a period of four years. While our Compensation Committee may benchmark our executive officers’ equity ownership against our peer companies in establishing equity grants for new hires, it does not generally do so in approving additional equity grants for existing executives.

In 2007, in addition to his base compensation and bonus, as an inducement to join as our CEO, Mr. Rush received an initial grant of 1.8 million options to purchase stock, priced at the fair market value of our stock on the date Mr. Rush began employment as the CEO. In addition, we agreed that, in the event that within 24 months of the effective date of our employment agreement with Mr. Rush, we issue additional shares of common stock in connection with raising capital in a private placement transaction, we would be required to grant options to Mr. Rush to acquire an additional number of shares of common stock equal to 3% of the number of shares issued in connection with such transaction.

From time to time, our Compensation Committee intends to assess the contribution of individual executives and the expectation for future performance by each executive, and as a result we may provide additional awards in the form of stock options or restricted stock based upon this assessment. We expect that we will continue to provide new employees with initial stock option grants in 2008 to provide long-term compensation incentives.

Other Benefits

We have a 401(k) plan for the benefit of all of our eligible employees, including the named executive officers. We provide for matching contributions under the 401(k) plan of up to 3% of base salary. We also provide health, dental, vision and life insurance and other customary employee assistance plans to all full-time employees, including the named executive officers.

Accounting and Tax Considerations

Effective January 1, 2006, we adopted the fair value provisions of Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” or SFAS 123(R). Under SFAS 123(R), we are required to estimate and record an expense for each award of equity compensation (including stock options) over the vesting period of the award.

Section 162(m) of the Code limits the amount that we may deduct for compensation paid to our CEO and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based compensation.” In the past, annual cash compensation to our executive officers has not exceeded $1,000,000 per person, so the compensation has been deductible. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	All Other Compensa -tion ($)	Total ($)
John B. Rush (2)	2007	175,000	72,904	—	1,167,120	—	—	1,415,024
President and Chief	2006	—	—	—	—	—	—	—
Executive Officer	2005	—	—	—	—	—	—	—

James W. Klingler	2007	236,120	46,466	—	—	—	5,479	288,065
Senior Vice President and	2006	229,500	20,000	—	70,353	—	5,300	325,153
Chief Financial Officer	2005	225,000	17,000	—	—	—	2,800	244,800
					—
L. Michael Cutrer (3)	2007	310,340	15,400	—	—	—	7,212	332,952
Executive Vice President	2006	340,700	30,000	—	81,176	—	7,600	459,476
and Chief Technology	2005	334,000	30,000	—	—	—	2,300	366,300
Officer

David N. King (4)	2007	123,231	—	—	—	—	2,873	126,104
Vice President,	2006	155,000	13,000	—	54,118	—	3,400	225,518
General Counsel and	2005	147,000	5,500	—	—	—	1,500	280,104
Corporate Secretary					—

Michael C. Ryan (5)	2007	205,779	24,047	—	—	—	59,488	289,314
Senior Vice President,	2006	163,200	18,000	—	86,588	—	53,092	320,880
General Manager	2005	—	—	—	—	—	—	—
NOMOS Division

(1)	All Other Compensation consists of the Company’s contribution to such executive officer’s 401(k) plan, Company paid life insurance premiums, relocation payments, and severance payments.

(2)	Mr. Rush began his employment on April 23, 2007.

(3)	Mr. Cutrer served as the Company’s President and Chief Executive Officer until April 23, 2007.

(4)	Mr. King resigned from the Company on May 31, 2007.

(5)
Mr. Ryan began his employment on January 16, 2006, and ended his employment with the sale of NOMOS on September 17, 2007. All Other Compensation for Mr. Ryan also includes $49,278 of relocation expense in 2006, and $54,687 of severance expense in 2007.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to the options granted and potential payments under the 2006 Stock Plan and under a stand-alone grant outside of our 2006 Stock Plan during or for the fiscal year ended October 31, 2007 to each of our named executive officers listed in the summary Compensation Table as shown under the caption “Executive Compensation.”

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	All Other Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(1)

John B. Rush	4/23/07	$210,000	1,800,000	$1.16	$1,167,120

(1) Amounts represent the estimated total fair value of stock options granted in 2007 under SFAS 123(R).

Outstanding Equity Awards Value at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, October 31, 2007. The number of options held at October 31, 2007 includes options granted under the 1996 Stock Option Plan, the 2006 Stock Plan, and a stand-alone grant outside of our 2006 Stock Plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date(1)
John B. Rush	75,000	525,000	(2)	1.16	4/23/2017
	150,000	1,050,000	(2)	1.16	4/23/2017

James W. Klingler	37,500	12,500		7.49	7/26/2014
	8,125	24,375		2.23	3/16//2013
	—	32,500	(3)	3.35	3/16/2014

David N. King	5,000	—		7.00	11/30/2008
	2,500	—		6.25	5/6/2009
	7,500	—		16.75	5/26/2010
	8,500	—		10.80	9/28/2011
	8,500	—		7.60	9/20/2012
	8,500	—		7.17	10/31/2013
	6,250	18,750		2.23	3/16/2013
	—	25,000	(3)	3.35	3/16/2014

Michael C. Ryan	10,000	—		2.23	3/16/2013

L. Michael Cutrer	30,000	—		23.50	4/3/2008
	70,000	—		6.125	3/19/2009
	55,000	—		6.25	5/6/2009
	96,000	—		7.938	11/9/2009
	75,000	—		16.75	5/26/2010
	100,000	—		7.31	3/2/2001
	55,000	—		10.80	9/28/2011
	60,000	—		10.85	3/11/2012
	65,000	—		7.60	9/20/2012
	100,000	—		7.17	10/31/2013
	36,000	—		10.01	2/25/2014
	9,375	28,125		2.23	3/16/2013
	—	37,500	(3)	3.35	3/16/2014

(1)
Except where otherwise noted, all options expire ten years from the date of grant and option shares vest at the rate of 25% on the first anniversary of the option grant and annually thereafter, such that options are fully vested upon the fourth anniversary of the option grant date. In addition, the vesting of options may accelerate upon a change in control of the Company.

(2)
Option shares vest at the rate of 1/48 per month, such that options are fully vested upon the fourth anniversary of the option grant date. In addition, the vesting of options may accelerate upon a change in control of the Company.

(3)	Option shares vest at the rate of 25% on the second anniversary of the option grant and 25% annually thereafter, only if certain market performance conditions are met.

Option Exercises for 2007

There were no options exercised by our named executive officers in fiscal 2007.

Director Compensation

Directors who also serve as our employees of the Company or of our subsidiaries receive no separate compensation for serving as Directors or as members of any committees of the Board of Directors. Each non-employee Director receives a quarterly payment of $5,000, and receives $1,250 per Board or committee meeting if he attends in person or $500 per meeting if he participates by telephone. Directors may be reimbursed for certain expenses incurred in connection with attending Board or committee meetings. In addition, the Chairman of the Board of Directors receives compensation of $40,000 per year (in lieu of the $5,000 quarterly payment); the Chairman of the Audit Committee receives $5,000 per year; the Chairman of the Compensation Committee receives $2,500 per year; and the Chairman of the Nominating and Corporate Governance Committees receives $2,500 per year.

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

During the fiscal year ended October 31, 2007, Messrs. Friede, Jaeger, Sabin, Sandberg, and Young, and Ms. Wysenski each received an annual grant of ten-year non-statutory stock options to purchase 15,000 shares of our Common Stock, at a price of $1.23 per share, with one-third vesting each year for the next three years, as measured from the grant date of June 5, 2007. During the fiscal year ending October 31, 2007, Dr. Wilner received a grant of ten-year non-statutory stock options to purchase 25,000 shares of our Common Stock, at a price of $1.23 per share, with one-third vesting each year for the next three years, as measured from the grant date of June 5, 2007.

        The following table and footnotes provide information regarding the compensation paid to our non-employee members of the Board of Directors in fiscal 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Dr. Gary N. Wilner	$56,750	$17,188	$73,938
John A. Friede	$24,500	$10,313	$34,813
Dr. Jonathan P. Gertler	$11,750	$—	$11,750
Dr. Wilfred E. Jaeger	$26,500	$10,313	$36,813
John M. Sabin	$34,750	$10,313	$45,063
Richard A. Sandberg	$42,750	$10,313	$53,063
Nancy J. Wynsenski	$31,625	$10,313	$41,938
Roderick A. Young	$28,250	$10,313	$38,563

Potential Payments Upon Termination or Change-in-Control

John B. Rush

On March 22, 2007, we entered into an employment agreement (the “Agreement”) with John B. Rush in connection with his employment as our new President and Chief Executive Officer. Mr. Rush’s base salary is $350,000. Mr. Rush is also eligible to receive an annual bonus, if any, based upon performance goals approved by the Board or the Compensation Committee of the Board, in consultation with Mr. Rush, in an amount, not to exceed 60% of his base salary, to be determined by the Compensation Committee. For the period beginning on April 23, 2007 and ending the last day of our fiscal year, October 31, 2007, Mr. Rush will receive a guaranteed, minimum, pro-rated bonus of 30% of his base salary.

On April 23, 2007, we granted stock options to Mr. Rush with respect to 1,800,000 shares of our common stock. The stock options have an exercise price of $1.16, which was equal to the fair market value per share of our common stock on the grant date. In addition, in the event that within 24 months of April 23, 2007, we issue additional shares of stock in connection with raising capital in a private placement transaction, we are required to grant options to Mr. Rush to acquire an additional number of shares of common stock equal to 3% of the number of shares issued in connection with such transaction.

All of the options have a term of ten years and vest monthly over a four-year period. The options remain exercisable until the earlier of the expiration of the term of the option or (i) three months following Mr. Rush’s date of termination in the case of termination for reasons other than cause, death or disability (as such terms are defined in the Agreement) or (ii) 12 months following Mr. Rush’s date of termination in the case of termination on account of death or disability. In the event that Mr. Rush is terminated for cause, all outstanding options, whether vested or not, will immediately lapse.

In the event (a) Mr. Rush’s employment is terminated by the Company at any time after April 23, 2007 for any reason other than Mr. Rush’s death, disability or cause or (b) Mr. Rush resigns for a “good reason” (as defined in the Agreement), Mr. Rush will receive his base salary in effect on the date of termination for a period ending 12 months following the date of termination paid in accordance with our standard payroll practices for salaried employees. If this event had occurred at the end of our fiscal year, Mr. Rush would have received $350,000 in salary payments over the following 12 months.

In the event of a “Control Termination” (as defined in the Agreement), Mr. Rush will be entitled to receive his base salary in effect on the date of termination paid in accordance with our standard payroll practices for salaried employees and group health benefits for a period ending 12 months following the date of termination and, in addition, Mr. Rush shall, as of the date of the Control Termination, become fully vested in any unvested options previously granted to him. If this event had occurred at the end of our fiscal year, Mr. Rush would have received $350,000 in salary payments and approximately $15,185 in group health benefits over the following 12 months. At the end of our fiscal year, the exercise price per share of Mr. Rush’s stock options exceeded the closing market price per share of our common stock. As a result, no value is recognized for the acceleration of his unvested stock options.

The Agreement also provides that we will make a tax gross-up payment to Mr. Rush in the event that payments to Mr. Rush on account of a change in control constitute an excess parachute payment subject to an excise tax under Section 4999 of the Code. Similarly, we will make a tax gross-up payment to Mr. Rush for any excise tax in the event that amounts or benefits payable to Mr. Rush are determined to be subject to the excise tax on nonqualified deferred compensation under Section 409A of the Code.

In the event that any amount payable upon Mr. Rush’s termination would be determined to be “non-qualified deferred compensation” subject to Section 409A of the Code, we may delay payment for six months, in order to comply with Section 409A of the Code.

L. Michael Cutrer

In April 2002, we entered into an employment agreement with L. Michael Cutrer in connection with his employment as our Chief Executive Officer. Mr. Cutrer’s initial annual salary was $302,000 with a bonus to be determined at the discretion of the Board of Directors in accordance with the agreement. We can terminate the employment agreement at any time with or without cause. If terminated without cause, the agreement provides, among other things, for immediate vesting of any unvested stock options and a severance payment equal to three times his current base salary paid as salary continuation over a three year period in accordance with our standard payroll practices for salaried employees. In the event of a change of control of the Company, the agreement also provides, among other things, for the immediate vesting of any unvested stock options and a severance payment equal to three times (a) base salary, (b) the highest bonus awarded in the three previous years and (c) the Black-Scholes value of any grant of options made during the prior year paid as salary continuation over a one year period in accordance with our standard payroll practices for salaried employees.

On December 21, 2006, as part of the transition from the position of President and Chief Executive Officer to become our Executive Vice President and Chief Technology Officer, we and Mr. Cutrer entered into a First Amended and Restated Employment Agreement (the “Amended Agreement”), which became effective with the employment of Mr. Rush on April 23, 2007 (the “Effective Date”). Under the Amended Agreement, Mr. Cutrer’s annual base salary is $280,000. In addition, Mr. Cutrer is eligible to receive an annual bonus, if any, based upon performance goals approved by the Compensation Committee or the Board in an amount to be determined in the sole discretion of the Compensation Committee or the Board. If Mr. Cutrer meets or exceeds the performance goals for a particular measuring year, the annual bonus may not be less than 25% of his base salary.

 In the event Mr. Cutrer’s employment terminates at any time after the Effective Date for any reason, except for a “Control Termination” (as defined in the Amended Agreement), and in addition to any payment that may be due if he had been terminated on or before October 31, 2007 as noted above, Mr. Cutrer will be entitled to receive (a) severance pay equal to three times his highest base salary during his employment payable over a three year period in accordance with our standard payroll practices for salaried employees, and (b) any unvested stock options shall immediately vest as of the termination date. In addition, the exercise date of all stock options that, on the termination date, have an exercise price greater than the fair market value of our common stock will be extended to the later of (i) the last day of the year in which the stock option would otherwise have expired or (ii) two and a half months after the date on which the stock option would otherwise have expired (or such later date as may be permitted by final regulations issued pursuant to Section 409A of the Code, as amended (the “Code”), but in no event later than the date on which the stock option would have expired had Mr. Cutrer’s employment not been terminated). If this event had occurred at the end of our fiscal year, Mr. Cutrer would have received $1,022,040 in salary payments over the following 3 years. At the end of our fiscal year, the exercise price per share of Mr. Cutrer’s stock options exceeded the closing market price per share of our common stock. As a result, no value is recognized for the acceleration of his unvested stock options.

 In the event of a Control Termination, Mr. Cutrer will be entitled to a “Control Severance Payment” in the gross amount equal to the total of: (a) three years’ base salary; (b) the highest annual bonus paid to Mr. Cutrer in the three years prior to such termination multiplied by three; (c) the Black-Scholes valuation of the stock options received by Mr. Cutrer during the one year prior to such termination multiplied by three (3); and (d) a tax gross-up payment if any severance payment constitutes an excess parachute payment subject to the excise tax imposed by Section 4999 of the Code. The Control Severance Payment will be paid as salary continuation ratably over a one year period in accordance with our standard payroll practices for salaried employees. In addition, any unvested stock options will immediately vest as of the termination date. If this event had occurred at the end of our fiscal year, Mr. Cutrer would have received $1,022,040 in salary payments, $90,000 in bonus payments, and $243,528 valuation of his stock options, based upon the Black-Scholes valuation of the stock options received by Mr. Cutrer during the one year prior to such event multiplied by three, all paid over the following 12 months. At the end of our fiscal year, the exercise price per share of Mr. Cutrer’s stock options exceeded the closing market price per share of our common stock. As a result, no value is recognized for the acceleration of his unvested stock options.

James W. Klingler

In July 2004, we entered into a letter agreement with James W. Klingler in connection with his employment as our Chief Financial Officer. The letter agreement does not provide for a specific term of employment; however, the agreement does provide for a twelve month severance payment if we terminate Mr. Klingler’s employment for any reason other than for cause, to be paid as salary continuation over a one year period in accordance with our standard payroll practices for salaried employees. If this event had occurred at the end of our fiscal year, Mr. Klingler would have received $236,120 in salary payments over the following 12 months.

Michael J. Ryan

In January 2006, we entered into a letter agreement with Michael J. Ryan in connection with his employment as Senior Vice President and General Manager of our NOMOS Radiation Oncology Division. The letter agreement does not provide for a specific term of employment; however, the agreement does provide for a six month severance payment if we terminate Mr. Ryan’s employment for any reason other than for cause to be paid in a lump sum or in salary continuation, at our option. If Mr. Ryan’s service as Senior Vice President and General Manager of our NOMOS Radiation Oncology Division (or any follow-on position of similar authority) continues for three years, the agreement will provide for a nine month severance payment if we terminate Mr. Ryan’s employment for any reason other than for cause to be paid in a lump sum or in salary continuation, at our option.

In April 2007, we entered into an amended letter agreement, increasing Mr. Ryan’s severance payment to nine months if we terminate his employment for any reason other than for cause, and providing a guaranteed bonus of no less than 50% of his target bonus for fiscal 2007 (pro-rated in the event Mr. Ryan’s employment ends prior to the end of the fiscal year). Finally, the letter agreement provides for an additional bonus of three months’ salary in the event Mr. Ryan continues his employment until such time as a transaction or restructuring shall have occurred with respect to the NOMOS Radiation Oncology Division, but in no event shall such bonus be paid later than October 31, 2007. If this event had occurred at the end of our fiscal year, Mr. Ryan would have received $164,061 in salary payments, and a minimum bonus payment of $27,344.

Compensation Committee Interlocks and Insider Participation

From November 1, 2006 to June 4, 2007, the Compensation Committee consisted of Ms. Nancy Wysenski (Chairperson), Dr. Jonathan Gertler, and Mr. Richard Sandberg. From June 5, 2007 through October 31, 2007, the Compensation Committee consisted of Mr. Richard Sandberg (Chairman), Mr. John Friede, and Ms. Nancy Wysenski, all non-employee Directors who meet the Nasdaq listing standards for “independence”. None of the members who served on the Compensation Committee during the last fiscal year was or has been an officer or employee of the Company or any of its subsidiaries. None of our executive officers serves on the board of directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No.1 to Form 10-K.

Compensation Committee:

Richard Sandberg (Chairman)
John Sabin
Nancy Wysenski

The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Amendment No.1 to Form 10-K and irrespective of any general incorporation language in such filing, except to the extent the Company specifically incorporates this Report by reference therein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise indicated below, the following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of February 15, 2008 by (i) all those known by the Company to own more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers named in the Summary Compensation Table as a group:

	Beneficial Ownership
Name and Address(1)	Number of Shares(2)		Percent of Class
John B. Rush	412,500	(3)		*
L. Michael Cutrer	1,048,708	(4)	1.1
Wilfred E. Jaeger	49,366,852	(5)	51.4
John M. Sabin	23,667	(6)		*
Richard A. Sandberg	32,658	(7)		*
Gary N. Wilner	59,334	(8)		*
Nancy J. Wysenski	40,000	(9)		*
Roderick A. Young	8,334	(10)		*
Troy A. Barring	--			*
David N. King	59,250	(11)		*
James W. Klingler	71,875	(12)		*
Michael C. Ryan	--	(13)		*
All directors and executive officers as a group (12 persons)	51,123,178	(14)	52.5
Three Arch Partners	49,358,518	(15)	51.4
SF Capital Partners Ltd	14,137,515	(16)	15.1
CHL Medical Partners .	12,195,120	(17)	13.2
*	Denotes less than 1%

(1)	Unless otherwise indicated, the business address of each stockholder is c/o North American Scientific, Inc., 20200 Sunburst Street, Chatsworth, California 91311.

(2)
This table is based upon information supplied by officers, directors, and principal stockholders of the Company and by Schedules 13D and 13G filed with the SEC. Except where indicated, by footnote, and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all of their shares of Common Stock. Except with respect to 5% security holders, applicable percentages are based on 92,435,855 shares of Company Common Stock outstanding on February 15, 2008, adjusted as required. The information known to the Company with respect to each of the following’s beneficial ownership of the Company’s Common Stock is as of February 15, 2008: John B. Rush, L. Michael Cutrer, Wilfred E. Jaeger, John M. Sabin, Richard A. Sandberg, Gary N. Wilner, Nancy J. Wysenski, Roderick A. Young, David N. King, James W. Klingler, and Michael C. Ryan.

(3)	Includes 412,500 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008.

(4)
Includes 770,125 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008. Also includes 53,583 shares owned by a trust over which the reporting person has shared voting and dispositive power with his spouse. Also includes 2,508 shares held in a trust for the reporting person’s sons.

(5)
Includes 45,772,058 shares and warrants to purchase 3,586,460 shares that are exercisable within 60 days of February 15, 2008 held of record by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P. and 8,334 shares subject to outstanding options that are exercisable within 60 days held by Dr. Jaeger. Dr. Jaeger, who serves as a member of the Board, is a managing member of Three Arch Management IV, L.L.C., or TAM IV, which is the general partner for Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger is also a managing member of TAC Management, L.L.C., or TAC MGT, which is the general partner for Three Arch Capital, L.P. and TAC Associates, L.P. TAM IV and TAC MGMT may be deemed to have sole power to vote these shares, Mark A. Wan, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, Dr. Jaeger, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, and Barclay Nicholson, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares. Dr. Jaeger disclaims beneficial ownership of shares held by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P., except to the extent of his pecuniary interest therein.

(6)	Includes 21,667 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008.

(7)	Includes 21,667 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008.

(8)	Includes 58,334 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008.

(9)	Includes 40,000 shares subject to outstanding options that are exercisable within 60 days . of February 15, 2008.

(10)	Includes 8,334 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008.

(11)
Includes 59,250 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008. Mr. King’s employment terminated on May 31, 2007, and the exercise period of his options were extended subject to the terms of his consulting agreement with the Company. Based on the best information available to us for Mr. King, he did not hold any stock on May 31, 2007.

(12)	Includes 61,875 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008.

(13)
Mr. Ryan’s employment terminated in September 17, 2007. Based on the best information available to us for Mr. Ryan, he did not hold any stock on September 17, 2007 other than stock options that have been cancelled without exercise.

(14)
Includes options to purchase 1,462,086 shares subject to outstanding options and warrants to purchase 3,586,460 shares of our common stock, all of which are exercisable within 60 days of February 15, 2008.

(15)
Based on information set forth in a Schedule 13 D/A filed with the SEC on January 29, 2008. Includes 45,772,058 shares and warrants to purchase 3,586,460 shares that are exercisable within 60 days of February 15, 2008 held of record by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P. and 8,334 shares subject to outstanding options that are exercisable within 60 days of February 15, 2008 held by Dr. Jaeger. Dr. Jaeger, who serves as a member of the Board, is a managing member of Three Arch Management IV, L.L.C., or TAM IV, which is the general partner for Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger is also a managing member of TAC Management, L.L.C., or TAC MGT, which is the general partner for Three Arch Capital, L.P. and TAC Associates, L.P. TAM IV and TAC MGMT may be deemed to have sole power to vote these shares, Mark A. Wan, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, Dr. Jaeger, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, and Barclay Nicholson, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares. Dr. Jaeger disclaims beneficial ownership of shares held by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P., except to the extent of his pecuniary interest therein. The principal address for Three Arch Partners is 3200 Alpine Road, Portola Valley, California 94028.

(16)
Based on information set forth in a Schedule 13 G/A filed with the SEC on February 14, 2008. Includes 12,857,104 shares and warrants to purchase 1,280,409 shares that are exercisable within 60 days of February 15, 2008 held of record by SF Capital Ltd. As of December 31, 2007 Michael A. Roth and Brian J. Stark have shared voting and investment power of 2,694,504 shares. The 2,694,504 shares are held directly by SF Capital Partners Ltd. or SF Capital. In addition, SF Capital Ltd. purchased 10,162,600 shares in the Private Placement in January 2008. Messrs Roth and Stark are the managing members of Stark Offshore Management LLC, or Stark Offshore, which acts as investment manager and has sole power to direct the management of SF Capital. Through Stark Offshore, Messrs. Roth and Stark possess voting and investment power over all of the shares. Messrs. Roth and Stark disclaim beneficial ownership of the shares. The principal address for SF Capital is 3600 South Lake Drive, St. Francis, Wisconsin 53235.

(17)
Based on information set forth in a Schedule 13 G filed with the SEC on January 28, 2008. Represents shares held by CHL Medical Partners III, L.P. and CHL Medical Partners III Side Fund, L.P. The principal address of CHL Medical Partners is 1055 Washington Boulevard, Stamford, Connecticut 06901.

Equity Compensation

The following table sets forth information about the Company’s equity compensation plans as of October 31, 2007:

Plan category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	4,507,113	$3.52	2,221,562	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,507,113	$3.52	2,221,562
(1)
Consists of the 1996 Stock Option Plan, as amended (the “1996 Plan”), the 2003 Non-Employee Directors’ Equity Compensation Plan (the “Directors Plan”), the 2006 Stock Plan (“2006 Plan”), the 2000 Employee Stock Purchase Plan (the “ESPP”) and a stand-alone grant outside of our 2006 Stock Plan.

(2)	Includes shares available for issuance under the ESPP. As of October 31, 2007 an aggregate of 219,757 shares of common stock were available for issuance under the ESPP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dr. Wilfred E. Jaeger, a member of our Board of Directors, co founded Three Arch Partners, a holder of 49.5% of our common stock. In addition, Roderick A. Young, a member of our Board of Directors, has been a venture partner of Three Arch Partners since May 2006. In 2007, neither Dr. Jaeger nor Mr. Young received any compensation from Three Arch Partners that was directly or indirectly related to their service as a member of our Board of Directors. Dr. Jaeger is a managing member of Three Arch Management IV, L.L.C., or TAM IV, which is the general partner for Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger is also a managing member of TAC Management, L.L.C., or TAC MGT, which is the general partner for Three Arch Capital, L.P. and TAC Associates, L.P. Dr. Jaeger, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote shares of our common stock.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Board of Directors for any possible conflicts of interest. In the event of a potential conflict of interest, the Board of Directors will generally evaluate the transaction in terms of: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Board of Directors will then document its findings and conclusions in written minutes.

Director Independence

Our securities are listed on The Nasdaq Capital Market and are governed by its listing standards. Our Board of Directors has determined that the following four directors satisfy the current “independent director” standards established by Nasdaq Marketplace Rules: Mr. Sabin, Mr. Sandberg, Dr. Wilner, and Ms Wysenski.

The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively, meets the independence standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the fiscal years ended October 31, 2007 and 2006, respectively, and fees billed for other services rendered by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP during those periods.

Type of Fee	2007	2006
Audit Fees(1)	$268,000	$322,000
Audit Related Fees(2)	56,000	400,000
Tax Fees(3)	119,000	161,000
All Other Fees	—	—
Total	$443,000	$883,000

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

(2)
Audit Related Fees include fees for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers LLP associated with assurance and related services traditionally performed by the independent registered public accounting firm and that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to issuance of debt and common stock, accounting consultations, consultations concerning financial accounting and reporting standards, and an audit of our internal controls under the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees include the fees for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of Singer Lewak Greenbaum & Goldstein LLP in providing services to us for the fiscal year ended October 31, 2007 and has concluded that such services are compatible with their independence as our auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved all of the foregoing audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP in fiscal years 2007 and 2006, respectively.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d) of the Securities Exchange Act of 1934.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
/s/JOHN B. RUSH
February 28, 2008	By:	John B. Rush President and Chief Executive Officer