Form 10-Q
period 2008-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2008-03-17
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. ☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of February 29, 2008 was 92,435,855 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART II – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets

	January 31,	October 31,
	2008	2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$8,018,000	$609,000
Accounts receivable, net of reserves	2,199,000	2,296,000
Inventories, net of reserves	1,509,000	1,546,000
Prepaid expenses and other current assets	567,000	724,000

Total current assets	12,293,000	5,175,000
Equipment and leasehold improvements, net	882,000	891,000
Intangible assets, net	103,000	110,000

Total assets	$13,278,000	$6,176,000

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Lines of credit, net of discount	$—	$3,241,000
Warrant derivative	—	173,000
Accounts payable	1,924,000	2,564,000
Accrued expenses	2,559,000	3,110,000

Total current liabilities	4,483,000	9,088,000

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares and 100,000,000 shares authorized; 92,641,876 and 29,601,352 shares issued; and 92,435,855 and 29,395,331 shares outstanding as of January 31, 2008 and October 31, 2007, respectively	929,000	300,000
Additional paid-in capital	160,415,000	145,533,000
Treasury stock, at cost – 206,021 common shares as of January 31, 2008 and October 31, 2007, respectively	(227,000)	(227,000)
Accumulated deficit	(152,322,000)	(148,518,000)

Total stockholders’ equity (deficit)	8,795,000	(2,912,000)

Total liabilities and stockholders’ equity (deficit)	$13,278,000	$6,176,000

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2008	2007

Total Revenue – net	$4,337,000	$3,914,000

Total cost of revenue	2,840,000	2,498 000

Gross profit	1,497,000	1,416,000

Operating expenses
Selling and marketing expenses	846,000	928,000
General and administrative expenses	2,838,000	2,406,000
Research and development	857,000	379,000

Total operating expenses	4,541,000	3,713,000

Loss from operations	(3,044,000)	(2,297,000)
Interest and other (expense) income	(977,000)	18,000
Adjustment to fair value of derivatives	(311,000)	—

Loss before provision for income taxes	(4,332,000)	(2,279,000)
Provision for income taxes	—	—

Loss from continuing operations	(4,332,000)	(2,279,000)
Loss from discontinued operations, net of tax benefits	(63,000)	(916,000)

Net loss	$(4,395,000)	$(3,195,000)

Basic and diluted loss per share:
Basic and diluted loss per share from continuing operations	$(0.11)	$(0.08)
Basic and diluted loss per share from discontinued operations	—	(0.03)

Basic and diluted loss per share	$(0.11)	$(0.11)

Weighted average number of shares outstanding	38,300,957	29,329,016

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,395,000)	$(3,195,000)
Net loss from discontinued operations	(63,000)	(916,000)

Net loss from continuing operations	(4,332,000)	(2,279,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,000	148,000
Amortization of warrants	895,000	79,000
Change in fair value of warrant derivative liability	311,000	—
Provision for doubtful accounts	35,000	176,000
Provision for inventory reserves	(1,000)	—
Share-based compensation expense	168,000	205,000
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	62,000	(932,000)
Inventories	37,000	(239,000)
Prepaid and other current assets	73,000	173,000
Accounts payable	(166,000)	(403,000)
Accrued expenses	152,000	79,000

Net cash used in continuing operations	(2,632,000)	(2,993,000)
Net cash used in discontinued operations	(545,000)	(2,005,000)

Net cash used in operating activities	(3,177,000)	(4,998,000)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	—	5,423,000
Capital expenditures	(118,000)	(50,000)

Net cash (used in) provided by investing activities	(118,000)	5,373,000

Cash flow from financing activities:
Net repayment of short-term borrowings	(3,323,000)	—
Net proceeds from private placement of common stock and warrants	14,019,000	—
Proceeds from stock purchase plan	8,000	56,000
Purchases of treasury stock	—	(27,000)

Net cash provided by finance activities	10,704,000	29,000

Net increase in cash and cash equivalents	7,409,000	404,000
Cash and cash equivalents at beginning of period	609,000	903,000

Cash and cash equivalents at end of period	$8,018,000	$1,307,000

Supplemental disclosure:
Cash paid for interest was $108,000 for the three months ended January 31, 2008. No interest was paid for the three months ended January 31, 2007. Cash paid for income taxes was $4,000 and $10,000 for the three months ended January 31, 2008 and 2007, respectively.
In the three months ended January 31, 2008, the Company issued warrants with estimated fair values of $1,316,000 to a bank and other lenders as consideration for entering into and amending Loan Agreements. See Note 9 to the Financial Statements.
In the three months ended January 31, 2008 and 2007, there was no cash provided by or used in investing or financing activities from discontinued operation.

See condensed notes to the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited, other than the consolidated balance sheet at October 31, 2007, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the fiscal year ended October 31, 2007.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $4.4 million in the three months ended January 31, 2008, and $21.0 million and $17.1 million for the years ended October 31, 2007 and 2006, respectively. In addition, the Company has used cash in operations of $3.2 million in the three months ended January 31, 2008, and $12.3 million and $15.9 million for the years ended October 31, 2007 and 2006, respectively.  As of January 31, 2008, we had an accumulated deficit of $152.3 million; cash and cash equivalents of $8.0 million, and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, as well as the Company’s anticipated available lines of credit, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, the Company raised additional financing in the first quarter of fiscal 2008 to fund our continuing operations, support the further development and launch of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation, and other activities. However, there is no assurance that the Company will be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or the Company’s line of credit (which expired on February 1, 2008) is not renewed, or is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Derivative Liabilities

The Company issued warrants in connection with its borrowing activities that included an uncertain purchase price. The Company evaluated the warrants under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue 00-19 – Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock and determined the warrants should be accounted for as derivative liabilities at estimated fair value, and marked-to-market at subsequent measurement dates. The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liabilities at each measurement date. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. The fluctuations in estimated fair value are recorded as Adjustments to Fair Value of Derivatives in the Statement of Operations. On December 12, 2007, the uncertain purchase price became certain, and the fair value of the derivatives were reclassed from liabilities to equity. See further discussion in Note 8 – Derivative Liabilities and Note 9 - Borrowings.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recorded 100% valuation allowance against its deferred tax assets until such time that it becomes more likely than not that the Company will realize the benefits of its deferred tax assets. During the three months ended January 31, 2008, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (FIN 48). See Note 2 – Income Taxes.

Stock-based Compensation

The Company accounts for its share-based payments under the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), based on their fair values. The Company also applies the guidance found in SEC Staff Accounting Bulletin No. 107 (“SAB 107”) to with respect to share-based payments and SFAS 123(R).

Under SFAS 123(R), the Company attributes the value of share-based compensation to expense using the straight-line method. The Company uses a 10% forfeiture rate under the straight-line method based on historic and estimated future forfeitures. On March 16, 2006, the Company granted 650,500 stock options that contain certain market conditions (“2006 Premium Price Awards”) The 2006 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $3.35 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2006 Premium Price Awards also include a condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $3.35 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the market condition is not satisfied by the third anniversary of the date of grant, the 2006 Premium Price Awards will not vest. Subject to the attainment of the market condition by the Company, the 2006 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on March 16, 2008, the second anniversary of the grant date. The 2006 Premium Price Awards have a term of 8 years from the date of grant. The 2006 Premium Price Awards, share-based compensation expense has been estimated using a 40% forfeiture rate and is included in share-based compensation expense. Share-based compensation expense related to stock options and employee stock purchases was $168,000 and $178,000, including expense for the 2006 Premium Price Awards, for the three months ended January 31, 2008 and 2007, respectively, and was recorded in the financial statements as a component of general and administrative expense.

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

	Three months ended January 31,
	2008	2007

Net loss from continuing operations	$(4,332,000)	$(2,279,000)
Net loss from discontinued operations	(63,000)	(916,000)

Net loss	$(4,395,000)	$(3,195,000)

Weighted average shares outstanding - basic	38,300,957	29,329,016
Dilutive effect of stock options	—	—

Weighted average shares outstanding -diluted	38,300,957	29,329,016

Basic and diluted loss per share from continuing operations	$(0.11)	$(0.08)
Basic and diluted loss per share from discontinued operations (1)	$—	$(0.03)

Basic and diluted loss per share	$(0.11)	$(0.11)

(1) 2008 per share amount less than $(0.01)

Stock options to purchase 4,723,659 common shares and 3,169,562 common shares, and warrants to purchase 8,888,303 common shares and 594,722 common shares for the three months ended January 31, 2008 and 2007, respectively, were not included in the computation of diluted loss per share for those years because their effect would have been anti-dilutive.

Significant Concentrations

As of January 31, 2008, there was one customer that made up more than 10% of revenues and four customers that individually comprised more than 5% of accounts receivable, and one supplier that made up more than 10% of purchases and three suppliers that individually comprised more than 5% of accounts payable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position FSP 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not believe that SFAS No. 157 will have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008.The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners SFAS 160 is effective for fiscal years beginning after December 15, 2008.The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

NOTE 2 – INCOME TAXES

On November 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company reduced the liability for net unrecognized tax benefits, classified in other assets and accrued liabilities, by $152,000 and $440,000, respectively, and accounted for this as a cumulative effect of a change in accounting principle that was recorded as an increase to retained deficit. In implementing FIN 48, the Company has classified $120,000 as current income taxes payable, and, reduced to zero, both its short-term and long-term income tax receivable and long-term income tax payable.

Upon adoption of FIN 48, the Company recognizes interest expense within Interest and Other Expenses and penalties within General and Administrative expenses accrued on unrecognized tax benefits. As of the date of adoption of FIN 48, the Company had accrued a nominal amount for interest and penalties. There was not a material change to this amount as of January 31, 2008.

As of October 31, 2007, the Company had generated $141.0 million and $116.0 million of Federal and state Net Operating Loss Carry-forwards (“NOL”), respectively and $4.8 million of Federal Research & Development Credits (“R&D Credits”) through its recurring operating losses, and its acquisition of Theseus Corporation in 2000 and NOMOS Corporation in 2004. The tax effect of the Federal and state NOL and R&D Credits have been carried as a component of its deferred tax assets, and completely offset by a valuation allowance. The Federal NOL and R&D Credits are subject to certain statutory limitations, which reduce the value of the Federal NOL and R&D Credits that can be used to offset future income under certain sections of the Internal Revenue Service Code Section 382 and Section 383, collectively the “Code”. The statutory limitations are imposed upon a change of ownership, as defined within the Code. As a result of the Company’s January 2008 PIPE transaction (See Note 10—Stockholders’ Equity) the Company has experienced a change in ownership under the Code. Federal statutory limitations under the sections are generally accepted as limitations by the states in which the Company currently files state returns. The effect of the change of ownership has been to reduce to $10.2 million the statutory limit on each of the Federal and State NOL and to eliminate the R&D Credits available to the Company, as determined under the Code. Based on its effective tax rate 40%, the Company recorded a $59.9 million decrease to its deferred tax assets and its valuation allowance at January 31, 2008 as a result of the limitation.

Components of Deferred taxes and the valuation allowance, after giving effect to the statutory limit on the on the Federal and state NOL and Federal R&D Credits arising from the change in ownership are:

	January 31, 2008	October 31, 2007
Deferred tax assets :
Accrued liabilities	$465,000	$465,000
Accrued decommissioning	—	—
Allowance for doubtful accounts	192,000	192,000
Inventory reserve and capitalized inventory	163,000	163,000
Other	10,000	10,000
Depreciation and amortization	1,004,000	1,004,000
Tax credits	—	4,814,000
Theseus impairment	1,850,000	1,850,000
Net operating loss carryforwards	4,066,000	59,173,000
	7,750,000	67,671,000
Deferred tax liabilities (1)	—	—
Net deferred tax assets	7,750,000	67,671,000
Less: valuation allowance	(7,750,000)	(67,671,000)
	$—	$—

(1) There were no deferred tax liabilities at the respective dates.

NOTE 3 – DISCONTINUED OPERATION

NOMOS

On August 3, 2007, the Company announced its intent to divest its NOMOS Radiation Oncology business (“NOMOS”), which develops and markets IMRT/IGRT products used during external beam radiation therapy for the treatment of cancer. The Company expects that the divestiture of NOMOS will allow it to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer. On September 17, 2007, the Company executed a purchase and sale agreement with Best Medical International, Inc. (“Best”) to purchase, for $0.5 million, certain assets and to assume certain liabilities of NOMOS, with a carrying value of $0.4 million, after giving effect to a $6.7 million impairment write-down in the third quarter of fiscal year 2007. The Company incurred $0.5 million in legal and other closing costs in connection with the sale. The operations of NOMOS are shown as discontinued operations for the three months ended January 31, 2008 and 2007.

At January 31, 2008 and October 31, 2007, the Company has included in its Accounts Payable and Accrued Liabilities on its Balance Sheet $0.5 million and $1.1 million of retained obligations to its vendors, customers and former employees of the NOMOS operation, respectively, to be paid in accordance with their terms.

Summarized statement of earnings data for discontinued operations for the three months ended:

	January 31, 2008	January 31, 2007
Net revenue (NOMOS)	$—	$3,646,000
Loss from discontinued operations before income tax benefit (NOMOS)	(63,000)	(916,000)
Income tax benefit (expense)	—	—
Loss from discontinued operations	(63,000)	(916,000)
Loss from discontinued operations, per share	$—	$(0.03)

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	January 31, 2008	October 31, 2007
Accounts receivable - trade	$2,417,000	$2,475,000
Less: allowance for doubtful accounts	(218,000)	(179,000)
	$2,199,000	$2,296,000

The provision for doubtful accounts was $35,000 and $176,000 for the three months ended January 31, 2008 and 2007, respectively.

NOTE 5—INVENTORIES

Inventories consist of the following:
	January 31, 2008	October 31, 2007
Raw materials	$1,317,000	$1,358,000
Work in process	150,000	144,000
Finished goods	247,000	250,000
Reserve for obsolete inventory	(205,000)	(206,000)
	$1,509,000	$1,546,000

The provision for inventory reserves included in cost of sales was $1,000 for the three months ended January 31, 2008 and there was no provision recorded for the three months ended January 31, 2007.

NOTE 6—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:
	January 31, 2008	October 31, 2007
Furniture, fixtures and equipment	$5,031,000	$4,913,000
Leasehold improvements	2,194,000	2,194,000
	7,225,000	7,107,000
Less: accumulated depreciation	(6,343,000)	(6,216,000)
	$882,000	$891,000
Depreciation expense was $127,000 and $141,000 for the three months ended January 31, 2008 and 2007, respectively.

NOTE 7—INTANGIBLE ASSETS

	January 31, 2008	October 31, 2007
Amortizable intangible assets
Purchased technology	$98,000	$98,000
Existing customer relationships	11,000	11,000
Trademark	19,000	19,000
Patents and licenses	158,000	158,000
	286,000	286,000
Less: accumulated amortization	(183,000)	(176,000)
	$103,000	$110,000

Amortization expense was $7,000 and $7,000, for the three months ended January 31, 2008 and 2007, respectively.

The estimate of aggregate future amortization expense is as follows:

For the Years Ended October 31,
2008 (remaining nine months)	$21,000
2009	28,000
2010	28,000
2011	26,000
$103,000

NOTE 8 – WARRANT DERIVATIVES

Warrant derivative liabilities were none and $173,000 at January 31, 2008 and October 31, 2007, respectively. The warrant liabilities are recorded at estimated fair value and are marked-to-market at each subsequent measurement date. The liabilities were incurred when the Company issued warrants to a lender with an uncertain pricing component in connection with its borrowing activities (see Note 9—Borrowings – Agility Capital LLC). The uncertain pricing component became certain on December 12, 2007, upon the signing of the Securities Purchase Agreements with certain Investors, and the Company reclassed the fair value of the warrant derivatives from liability to equity. See Note 10—Stockholders’ Equity. The Company has accounted for the warrant derivative liabilities in accordance with guidance under SFAS No. 133 and EITF 00-19. Changes in the liability warrants balance for the three months ended January 31, 2008 are:

Agility Capital, LLC
Balance, October 31, 2007	$173,000
Additions:
Fair Value – Warrants issued for Amendment II of the Loan Agreement	161,000
Fair Value Adjustments during the quarter	311,000
645,000
Less: Fair value of warrants transferred to permanent equity	(645,000)
Balance, January 31, 2008	$—

The fair value of the warrant issued in connection with Amendment II of the Loan Agreement has been recorded as Loan Discount Fees and amortized to Interest and Other Expense over the term of the loan amendment, and the fair value adjustments during the quarter have been recorded as Adjustments to Fair Value of Derivatives in the Statement of Operations for the three months ended January 31, 2008. The fair value of the warrants transferred to permanent equity are included in Additional Paid-in Capital on the Balance Sheet at January 31, 2008.

NOTE 9 – BORROWINGS

There were no borrowings outstanding at January 31, 2008, and borrowings were $3,241,000 at October 31, 2007, consisting primarily of lines of credit with a Bank, and subordinated short-term notes with private lenders. Borrowing activities for the three months ended January 31, 2008 are:

	October 31,			January 31,
	2007	Borrowings	Repayments	2008
Silicon Valley Bank -
Line of credit	$1,573,000	$438,000	$(2,011,000)	$—
Bridge loan sub-limit	750,000	4,189,000	(4,939,000)	—
Subordinated short-term notes -
Agility Capital, LLC	1,000,000	—	(1,000,000)	—
John Friede Note	—	250,000	(250,000)	—
Three Arch Partners, et al	—	1,000,000	(1,000,000)	—
Total borrowings	3,323,000	5,877,000	(9,200,000)	—
Less Unamortized loan discount fees.	(82,000)	(914,000)	996,000	—
	$3,241,000	$4,963,000	$(8,204,000)	$—

Interest expense was $1,003,000, including $101,000 loan discount fees paid in cash and $895,000 fair value of warrants amortized in connection with lending activities, for the three months ended January 31, 2008. Interest expense was $79,000 for the three months ended January 31, 2007, primarily from the amortization of loan discount fees in connection with lending activities.

Lines of Credit

Silicon Valley Bank

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit had an initial term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company will pay interest on the borrowings under the line of credit at the Bank’s prime rate, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit is secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

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

The value of the warrant has been fully amortized over the term of the line of credit at $5,100 per month, and is included in Interest and Other Expense on the Income Statement for the three months ended January 31, 2007.

On October 31, 2006, the Company entered into a Second Amendment to the Loan Agreement (the “Second Amendment”) with the Bank.  The Second Amendment extended the term of the line of credit to October 3, 2007 and revised certain terms of the Loan Agreement. Specifically, the Second Amendment decreased the amount available under the line of credit from $5 million to $4 million, and increased the minimum tangible net worth that must be maintained by the Company from $1.5 million to $5 million. Borrowings under the line of credit continued to be subject to a borrowing base formula. Borrowings bore interest at the prime rate until such time as the Company’s quick ratio, which is defined as the ratio of unrestricted cash plus the Company’s net accounts receivable to the Company’s current liabilities, fell below 1.00 to 1.00. At such time as the Company’s quick ratio fell below 1.00 to 1.00, borrowings bore interest at the prime rate plus 1.50%, and the Company paid a fee of 0.50% per annum on the unused portion of the line of credit, and a collateral handling fee in an amount equal to $2,000 per month during 2007. The fees are included in Interest and Other Expenses for the three months ended January 31, 2007.

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

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the three months ended January 31, 2008.

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

On November 20, 2007, the Company entered into a Seventh Amendment and Forbearance to its Loan Agreement (the “Seventh Amendment”) with the Bank. The Seventh Amendment includes: (i) an extension of the maturity date of the Loan Agreement to December 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of December 20, 2007 or the date the Company closes a private investment public equity transaction, and (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007. In connection with the Seventh Amendment, the Company granted a warrant to the Bank to purchase 90,909 shares of the Company’s common stock, at a warrant price of $0.55 per share, which is equal to the closing price of the Company’s common stock on November 20, 2007, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $31,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.55
Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	3.5%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the three months ended January 31, 2008.

On December 18, 2007, the Company, entered into an Eighth Amendment and Forbearance to the Loan Agreement (the “Eighth Amendment”) with the Bank. The Eighth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to the earlier of February 1, 2008 or the date the Company completes its private placement, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007, September 30, 2007 and October 31, 2007 and (iii) a consent from the Bank to allow the Company to repay its outstanding loan from Mr. John A. Friede in the amount of $250,000. In connection with the Eighth Amendment, the Company granted a warrant to the Bank to purchase 192,308 shares of the Company’s common stock as determined by dividing the warrant price of $50,000 by the $0.26 warrant price per share, which is equal to the closing price of the Company’s common stock on December 18, 2007, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $33,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.26
Dividend yield	0%
Expected volatility	82%
Risk-free interest rate	3.5%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the three months ended January 31, 2008.

The Company paid the $1,275,000 and $755,000 balance of the Line of Credit and the Bridge Sub-Limit, including accrued interest on January 23, 2008. The Line of Credit and the Bridge Sub-Limit agreements were terminated in accordance with their terms upon payment of the outstanding balances.

Subordinated Short-Term Borrowings

Partners for Growth, LLC

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth, LLC (“PFG”) for a secured, revolving line of credit of up to $4,000,000, which supplemented an existing line of credit provided by Silicon Valley Bank. The line of credit had a term of eighteen months, and earned interest at prime rate as quoted in The Wall Street Journal. Borrowings under the line of credit were subject to a borrowing base formula. Amounts owing under the line of credit were secured by all of the assets of the Company and were subordinated to amounts owing under the line of credit with Silicon Valley Bank. The line of credit did not contain financial covenants; however the Company was subject to other customary covenants, including reporting requirements, and events of default. In connection with the PFG Loan Agreement, the Company also granted PFG a warrant to purchase 395,000 shares of the Company’s common stock at an exercise price of $1.89 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006, and pursuant to the anti-dilution terms of the warrant issued to PFG, the warrant was amended to increase the number of shares of the Company’s common stock that PFG can purchase from 395,000 shares to 555,039 shares, and the exercise price was decreased from $1.89 per share to $1.35 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

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

On October 18, 2007, the Company entered into a First Amendment (the “First Amendment”) to the Agility Loan Agreement. The First Amendment provides for advances of up to $1,000,000. Amounts advanced under the Agility Loan Agreement are subordinated to the existing line of credit provided by Silicon Valley Bank. In addition, within the First Amendment, Agility consented to the Company incurring up to $500,000 of subordinated unsecured indebtedness to Mr. John A. Friede or an entity owned or controlled by him (“Friede”), provided that Friede executes and delivers to Agility a subordination agreement pursuant to which the debt owed by the Company to Friede will be subordinated to the debt owed to Agility. The Company paid an origination fee of $10,000 to Agility in connection with the First Amendment.

On November 20, 2007, the Company executed a Second Amendment to the Agility Loan Agreement (the “Second Amendment”) with Agility to extend the maturity date of the Agility Loan Agreement from November 20, 2007 to December 21, 2007.

On December 20, 2007, the Company executed a Third Amendment to the Agility Loan Agreement (the “Third Amendment”) with Agility. The Third Amendment includes (i) an extension of the maturity date of the Loan Agreement to February 1, 2008, (ii) a loan modification and extension fee of $20,000, paid by the Company upon the execution of the amendment, and (iii) a consent from Agility to allow the Company to repay its outstanding loan from Friede in the amount of $250,000. The loan modification and extension fee has been amortized over the term of the loan and is included in Interest and Other Expense at January 31, 2008. The Company has repaid the balance on the Agility Loan Agreement, plus accrued interest as of January 31, 2008.

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

The Company calculated the fair value of the Revised Warrant on the date of grant to be $253,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.76
Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.3%
Expected life	7 years

The warrant price per share and the number of shares to be issued under the terms of the Revised Warrant will adjust to the price at which the Company next issues its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. In evaluating the terms of the Revised Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company was unable to determine the price at which it will next issue its common stock or other equity-linked securities at the date the warrant was issued. If that next issue price falls below a certain price point, the Company would not have sufficient authorized shares to settle the warrant after considering all other commitments that may require the issuance of its common stock during the life of the Revised Warrant. The Company concluded that the Revised Warrant is correctly classified as a liability and has been revalued to fair value each reporting period. At December 12, 2007, the Company entered into a Securities Purchase Agreement to issue shares of its Common Stock at $0.246. Pursuant to the terms of the Revised Warrant, the Company increased to 1,473,577 the number of shares to be issued under the Revised Warrant, and revalued the Revised Warrant at that date.

The Company calculated the fair value of the Revised Warrant to be $394,000 and $173,000 at December 12, 2007 and October 31, 2007, respectively, using the Black-Scholes model incorporating the following assumptions:

	December 12, 2007	October 31, 2007
Stock price	$0.35	$0.56
Dividend yield	0%	0%
Expected volatility	74%	71%
Risk-free interest rate	3.7%	4.3%
Expected life	7 years	7 years

The Initial Warrant has been fair valued and classified as a liability at the time of the grant. The fair value of $148,830 for the Initial Warrant was classified as debt discount and has been fully amortized to interest and other expense as of January 31, 2008. The Revised Warrant has been fair valued and the change in the fair value of the Initial Warrant and the Revised Warrant was expensed as of October 31, 2007. The subsequent change in the fair value of the Revised Warrant has been recorded as fair value expense and is included in Interest and Other Expense at January 31, 2007. The $394,000 fair value of the Revised Warrant at December 12, 2007 has been reclassified to permanent equity as Additional Paid-in Capital as of January 31, 2008 in accordance with the guidance under EITF 00-19.

In connection with the Second Amendment, the Company granted Agility a $231,250 warrant to purchase 420,455 shares of the Company’s common stock at an exercise price of $0.55 per share, as determined by the closing price of the Company’s common stock on November 19, 2007, the day immediately preceding the issue date of the Warrant (the “Agility Second Warrant”). The Agility Second Warrant will expire in seven years unless previously exercised. Similar to the Revised Warrant, the warrant price per share and the number of shares to be issued under the terms of the Agility Second Warrant will adjust to the price at which the Company next issues its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. As with the Revised Warrant, the Company concluded that the Agility Second Warrant is correctly classified as a liability and has been revalued to fair value each reporting period. At December 12, 2007, the Company entered into a Securities Purchase Agreement to issue shares of its Common Stock at $0.246. Pursuant to the terms of the Agility Second Warrant, the Company increased to 940,041 the number of shares to be issued under the Agility Second Warrant, and revalued the Agility Second Warrant at that date.

The Company calculated the fair value of the Agility Second Warrant to be $251,000 and $161,000 at December 12, 2007 and November 20, 2007, respectively, using the Black-Scholes model incorporating the following assumptions:

	December 12, 2007	November 20, 2007
Stock price	$0.35	$0.55
Dividend yield	0%	0%
Expected volatility	74%	71%
Risk-free interest rate	3.7%	3.7%
Expected life	7 years	7 years

The Agility Second Warrant has been fair valued and classified as a liability at the time of the grant. The $161,000 fair value of the Agility Second Warrant was classified as debt discount and has been fully amortized to interest and other expense as of January 31, 2008. The subsequent change in the fair value of the Agility Second Warrant has been recorded as fair value expense and is included in Interest and Other Expense at January 31, 2008. The $251,000 fair value of the Agility Second Warrant at December 12, 2007 has been reclassified to permanent equity as Additional Paid-in Capital as of January 31, 2008 in accordance with the guidance under EITF 00-19.

In connection with the Third Amendment, the Company granted Agility a $200,000 warrant (the “Agility Third Warrant”) to purchase 813,008 shares of the Company’s common stock at an exercise price of $0.246 per share, as determined by the issue price of the Company’s common stock pursuant to the Securities Purchase Agreements dated December 12, 2007. The Agility Third Warrant will expire in seven years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $158,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.26
Dividend yield	0%
Expected volatility	79%
Risk-free interest rate	3.7%
Expected life	7 years

The value of the Agility Third Warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the three months ended January 31, 2008. The $158,000 fair value of the Agility Third Warrant at the grant date has been classified as permanent equity in Additional Paid-in Capital as of January 31, 2008 in accordance with the guidance under EITF 00-19.

In addition, under the terms of the collective outstanding warrants granted to Agility, the Company has until July 31, 2008 (the “Filing Date”), to file a registration statement on Form S-3 or applicable form covering the resale of the warrant shares on a registration statement (the “Registration Statement”) with the Securities Exchange Commission (the “SEC”). The warrant shares, or the common stock into which the warrant shares are convertible (the “Shares”), shall be “Registrable Securities”, and the holder shall have the rights of a “Holder” under such investor rights agreement or registration rights agreement as the Company may enter into from time to time. If the Registration Statement (i) has not been filed with the SEC by the Filing Date, (ii) has not been declared effective by the SEC within 45 days thereafter, or (iii) after the Registration Statement is declared effective by the SEC, is suspended by Company or ceases to remain continuously effective as to all Shares for which it is required to be effective (a “Registration Default”), for any 30-day period (a “Penalty Period”) during which the Registration Default remains uncured, the holder may acquire an additional number of Shares equal to 50,000 shares for each such penalty period, but not more that 600,000 shares in the aggregate. All expenses incurred in connection with any registration, qualification, exemption or compliance pursuant to these provisions shall be borne by Company.

John Friede Note

On October 30, 2007, the Company entered into a Loan Agreement (the “Friede Loan Agreement”) with Friede, a stockholder and former director of the Company. Subject to the terms of the Friede Loan Agreement, Friede agreed to loan the Company $500,000 in two installments of $250,000 each. The loan was unsecured and subordinated to the loan agreements with Silicon Valley Bank and Agility Capital LLC. On November 1, 2007, the Company executed the promissory note underlying the loan, and received the first $250,000 installment. The Company and Friede amended the Friede Loan Agreement on November 20, 2007, prior to funding of the second $250,000 installment, to extend the maturity date of the Friede Loan Agreement from November 20, 2007 to December 20, 2007, and to reduce the borrowing capacity to $250,000 from $500,000. The loan balance, plus accrued interest were paid in full on December 20, 2007.

In connection with the Friede Loan Agreement, the Company agreed to issue to the Lender a $200,000 Warrant (the “Friede Warrant”) to purchase 307,692 shares of the Company’s common stock at $0.65 Exercise Price. The Friede Warrant will expire 7 years from the date of issue unless previously exercised. The Company calculated the fair value of the Friede Warrant on the date of grant to be $119,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.57
Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.2%
Expected life	7 years

The value of the Friede Warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the three months ended January 31, 2008. The $119,000 fair value of the Friede Warrant at the grant date has been classified as permanent equity in Additional Paid-in Capital as of January 31, 2008 in accordance with the guidance under EITF 00-19.

Three Arch Capital (et al)

On December 7, 2007, the Company entered into a Loan Agreement (the “Three Arch Loan Agreement”) with Three Arch Capital, L.P., TAC Associates, L.P., Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. (the “Lenders”). The Lenders are, collectively, the largest stockholder of the Company, and Dr. Wilfred Jaeger and Roderick Young, are directors of the Company and affiliates of the Lenders. The transaction contemplated by the Three Arch Loan Agreement was approved by a committee of the Company’s Board of Directors consisting only of disinterested directors.

Under the Three Arch Loan Agreement, the Lenders loaned $1.0 million to the Company and the Company issued notes to the Lender (the “Notes”). The Notes bear interest at an annual rate equal to the prime rate plus six percent (6%) and are subordinated to the Company’s indebtedness to Silicon Valley Bank and Agility Capital LLC. The Notes became due and payable upon the close of the Company’s pending private investment public equity financing transaction on January 18, 2008. The Company paid $20,000 loan fee in connection with the Three Arch Loan Agreement, which has been amortized to Interest and Other Expenses as January 31, 2008. The balance of the Three Arch Loan Agreement, plus accrued interest, were paid in full as of January 31, 2008.

In connection with the Three Arch Loan Agreement, the Company granted the Lenders warrants (the “Three Arch Warrants”) to purchase, in the aggregate, 1,025,639 shares of the Company’s common stock at a purchase price of $0.39 per share. The Three Arch Warrants will expire 7 years from the date of issue unless previously exercised. The Company calculated the fair value of the Three Arch Warrants on the date of grant to be $329,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$0.44
Dividend yield	0%
Expected volatility	74%
Risk-free interest rate	3.8%
Expected life	7 years

The value of the Three Arch Warrants has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the three months ended January 31, 2008. The $329,000 fair value of the Three Arch Warrants at the grant date has been classified as permanent equity in Additional Paid-in Capital as of January 31, 2008 in accordance with the guidance under EITF 00-19.

The following table summarizes the warrant activity and related interest and fair value impact on the Company’s operations for the three months ended January 31, 2008:

		Statement of Operations
Warrant coverage for:	Number of Warrant Shares	Interest Expense	Fair Value Expense
Carry forward from October 31, 2007:
Deferred loan discount fees amortized in 2008	—	$64,000	$—
Issued in first quarter of 2008:
Silicon Valley Bank Line of Credit:
Amendment 7	90,909	31,000	—
Amendment 8	192,308	33,000	—
John Friede Note	307,692	119,000	—
Agility Capital, LLC Note:
Fair value change – 2007 warrants	1,473,577	—	221,000
Amendment 2	420,455	161,000	90,000
Amendment 3	813,008	158,000	—
Three Arch Partners, et al Note	1,025,639	329,000	—
	4,323,588	$895,000	$311,000

NOTE 10—STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Sale of Common Stock and Warrants

2006 PIPE

Pursuant to the terms of the Securities Purchase Agreements dated June 6, 2006 (the “2006 Securities Purchase Agreements”), the Company completed a private placement (the “2006 Private Placement”) of 12,291,934 shares of the Company’s common stock on June 7, 2006 at a purchase price of $1.95 per share as well as warrants to purchase an additional 6,145,967 shares of the Company’s common stock at an exercise price of $2.08 per share (the “2006 Warrants”) for an aggregate consideration of approximately $24.0 million (before cash commissions and expenses of approximately $2.0 million). The 2006 Warrants are exercisable beginning 180 days after the date of closing until 7 years after the date of closing. The values of the 2006 Warrants and common stock in excess of par value have been classified as stockholders’ equity in additional paid-in capital in our consolidated balance sheets. The 2006 Warrants were evaluated under SFAS 133 and EITF 00-19, and the Company determined that the 2006 Warrants have been correctly classified as equity.

The shares of common stock sold to the investors and the shares of common stock issuable upon the exercise of the warrants are subject to certain registration rights as set forth in the 2006 Securities Purchase Agreements. Under the 2006 Securities Purchase Agreements, we agreed to file a registration statement with the SEC within 45 days after the closing of the transaction to register the resale of the shares of common stock and the shares of common stock issuable upon the exercise of the warrants. If we failed to file a registration statement within such time period or such registration statement was not declared effective within 90 days after the closing of the transaction, we would have been liable for certain specified liquidated damages as set forth in the 2006 Securities Purchase Agreements, except that the parties have agreed that the Company will not be liable for liquidated damages with respect to the warrants or the warrant shares. We have agreed to maintain the effectiveness of this registration statement until the earlier of such time as the passage of two years from the closing date or all of the securities registered under the registration statement may be sold under Rule 144(k) of the Securities Act of 1933 or all of the securities registered under the registration statement have been sold. We will pay all expenses incurred in connection with the registration, except for underwriting discounts and commissions. Pursuant to the terms of the 2006 Securities Purchase Agreement, we filed a registration statement on Form S-3 with the SEC on July 21, 2006 to register the shares of common stock sold to the investors and the shares of common stock issuable upon the exercise of the warrants. The registration statement was declared effective by the SEC on August 4, 2006.

The 2006 Securities Purchase Agreements contain certain customary closing conditions, as well as the requirement that we increase the number of members of the Board of Directors of the Company (the “Board”) from seven members to nine members. Under the 2006 Securities Purchase Agreements, Three Arch Partners, one of the investors, has the right to designate two members to the Board so long as Three Arch Partners beneficially owns greater than 3,500,000 shares of common stock (including shares of common stock issuable upon exercise of the warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations) and the right to designate one member to the Board so long as Three Arch Partners beneficially owns greater than 2,000,000 shares of common stock (including shares of common stock issuable upon exercise of the warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations). In accordance with the terms of the 2006 Securities Purchase Agreements, we increased the number of members of our Board from seven members to nine members and Three Arch Partners designated Wilfred E. Jaeger, M.D. and Roderick A. Young to fill the two vacancies. Our Board elected Dr. Jaeger and Mr. Young to serve as members of the Board on June 13, 2006.

In connection with the issuance of the warrants and upon closing of the transaction, the Company entered into a Warrant Agreement with our transfer agent relating to the warrant of Three Arch Partners and a different Warrant Agreement with our transfer agent relating to the warrants of the investors other than Three Arch Partners. The material differences between the two Warrant Agreements are described below.

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

2007 PIPE

Pursuant to the terms of the Securities Purchase Agreements dated December 12, 2007 (the “2007 Securities Purchase Agreements”), the Company completed a private placement (the “2007 Private Placement”) of 63,008,140 shares of the Company’s common stock on January 18, 2008 with Three Arch Partners IV, L.P. and affiliated funds (“Three Arch Partners”), SF Capital Partners Ltd. (“SF Capital”) and CHL Medical Partners III, L.P. and an affiliated fund (“CHL,” and together with Three Arch Partners and SF Capital, the “Investors”) at a purchase price of $0.246 per share as well as warrants to purchase an additional 3,150,407 shares of the Company’s common stock (the “2007 Warrants”) at an exercise price of $0.246 per share for an aggregate consideration of approximately $15.5 million (before cash commissions and expenses of approximately $1.5 million). The purchase price represents a 40% discount to the volume weighted average price of the Common Stock on the Nasdaq Global Market, as reported by Bloomberg Financial Markets, for the 20 trading day period ending on the trading day immediately preceding the date of the 2007 Securities Purchase Agreement. The Investors purchased the following amounts of securities in the offering:

Investor	Shares	Warrants (Shares issuable upon exercise)
Three Arch Partners	40,650,420	2,032,521
SF Capital	10,162,600	508,130
CHL	12,195,120	609,756

Prior to the closing of the transaction, Three Arch Partners owned 5,121,638 shares of common stock of the Company. After the transaction was consummated, Three Arch Partners’ percentage ownership of the outstanding common stock increased from approximately 17.3% to 49.5% (and 43.9% of the common stock on a fully diluted basis).

The 2007 Warrants are exercisable beginning 180 days after the date of closing until 7 years after the date of closing. The values of the 2007 Warrants and common stock in excess of par value have been classified as stockholders’ equity in additional paid-in capital in our consolidated balance sheets. The 2007 Warrants were evaluated under SFAS 133 and EITF 00-19, and the Company determined that the 2007 Warrants have been correctly classified as equity.

The terms of the 2007 Private Placement were approved by a committee of the Company’s Board of Directors consisting only of disinterested directors. The Company received stockholder approval of a majority of stockholders on January 17, 2008 of the 2007 Private Placement and to amendment of its Certificate of Incorporation to increase the number of shares of common stock it is authorized to issue to 150,000,000 Shares pursuant to a Consent Solicitation to its Stockholders on December 31, 2007

Holders of the shares of common stock sold to the Investors (the “Shares”) and the shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares” and collectively, with the Shares, the “Registrable Securities”) are entitled to certain registration rights as set forth in the 2007 Securities Purchase Agreement. Under the 2007 Securities Purchase Agreement, the Company has agreed to use its reasonable best efforts to prepare and file a registration statement on Form S-3 or other applicable form available to the Company to register the resale of the Registrable Securities. If the Company fails to file a registration statement or such registration statement is not declared effective between the time it files its next Annual Report on Form 10-K and the 180th date after the closing of the 2007 Private Placement, or, if additional registration statements are required to be filed to register such shares because of limitations imposed by the staff of the SEC on the number of shares that may be registered on behalf of selling stockholders on Form S-3, within 45 days of filing each such additional registration statement (or 90 days if such filing is reviewed by the SEC), the Company will be liable for certain specified liquidated damages as set forth in the 2007 Securities Purchase Agreement. The Company has agreed to maintain the effectiveness of the registration statement until the earliest of (i) the second anniversary of the closing of the 2007 Private Placement, (ii) such time as all Registrable Securities have been sold pursuant to the registration statement or (iii) the date on which all of the Registrable Securities may be resold by each of the Investors without registration pursuant to Rule 144(k). The Company will pay all expenses incurred in connection with the registration, other than fees and expenses, if any, of counsel or other advisors to the Investors or underwriting discounts, brokerage fees and commissions incurred by the Investors, if any, in connection with an underwritten offering of the Registrable Securities .

The 2007 Securities Purchase Agreement contains certain customary closing conditions, as well as the requirement that the Company decrease the number of members of the Board from nine members to seven members at or by the time of its next annual meeting of stockholders. Under the 2007 Securities Purchase Agreement, Three Arch Partners has the right to name one member to the Board so long as Three Arch Partners beneficially owns greater than 5,000,000 shares of common stock of the Company (including shares of common stock issuable upon exercise of the Warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations). Two of the current members of the Board, Dr. Wilfred E. Jaeger and Roderick A. Young, have been designated by Three Arch Partners. Under the 2007 Securities Purchase Agreement, the Company has agreed to add two new independent members to the Board at or before the Company’s next annual meeting.

In connection with the issuance of the Warrants and upon closing of the transaction, the Company entered into warrant agreements with its transfer agent relating to the Warrants. The warrant agreement relating to the Warrants issued to SF Capital contains a non-waivable provision that provides that the number of shares issuable upon exercise of the Warrants granted to SF Capital pursuant to the 2007 Private Placement will be limited to the extent necessary to assure that, following such exercise, the total number of shares of common stock of the Company then beneficially owned by such holder and its affiliates does not exceed 14.9% of the total number of issued and outstanding shares of common stock of the Company (including for such purpose the shares of common stock issuable upon such exercise of Warrants). The warrant agreement relating to the Warrants issued to the other Investors does not contain this provision.

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

Stock Options

The Company's 1996 Stock Option Plan ("1996 Plan"), as amended April 6, 2001, provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Options vest in accordance with their terms over periods up to four years and expire ten years from the date of grant. The 1996 Plan expired on April 1, 2006. As of January 31, 2008, 1,592,293 options underlying shares of common stock were outstanding under the 1996 Plan.

On May 3, 2006, the Company’s stockholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 1,700,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. Since its inception, 1,516,625 shares have been transferred into the 2006 Plan from the 1996 Plan. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. For the three months ended January 31, 2008, 600,000 stock option awards were granted under the 2006 Plan, and 1,502,155 shares were available for grant at January 31, 2008.

In March 2003, the Company's stockholders approved the 2003 Non-Employee Directors' Equity Compensation Plan ("Directors' Plan"). The Directors' Plan supersedes prior provisions for grants of stock options to non-employee directors contained in the 1996 Plan. Under the Directors' Plan, the Company may issue up to 500,000 shares to non-employee directors of the Company through non-qualified options or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest equally over a three-year period. The options expire ten years from the date of grant. In the three months ended January 31, 2008, no stock options shares were granted to non-employee directors under the Directors’ Plan. At January 31, 2008, there were 15,000 shares available for grant under the Directors’ Plan.

On April 23, 2007, the Company granted stock options with respect to 1,800,000 shares of its common stock in connection with the employment by the Company of its new CEO, John B. Rush. Options with respect to 600,000 shares of the Company’s common stock were issued under the 2006 Plan. Options with respect to the remaining 1,200,000 shares of the Company’s common stock were issued as a stand-alone grant outside the 2006 Plan and approved by the written consent of a majority of stockholders on April 20, 2007. The stock options have an exercise price of $1.16, which is equal to the fair market value per share of the Company’s common stock on the grant date. All of the options have a term of ten years and vest monthly over a four-year period. The options remain exercisable until the earlier of the expiration of the term of the option or (i) three months following Mr. Rush’s date of termination in the case of termination for reasons other than cause, death or disability (as such terms are defined in his employment agreement) or (ii) 12 months following Mr. Rush’s date of termination in the case of termination on account of death or disability. In the event that Mr. Rush is terminated for cause, all outstanding options, whether vested or not, will immediately lapse.

At January 31, 2008, a total of 6,508,918 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2005	1,732,441	2,414,109	$0.03 - $24.54
Granted	(1,453,000)	1,453,000	$1.92 - $ 3.35
Forfeited and expired	(194,441)	(426,618)	$1.11 - $16.75
Exercised	—	(2,186)	$1.11 - $ 1.12
Additional shares reserved	1,700,000	—

Balance at October 31, 2006	1,785,000	3,438,305	$0.03 - $24.54
Granted	(2,464,470)	2,464,470	$0.93 - $ 1.23
Forfeited and expired	1,481,275	(1,395,662)	$0.70 - $24.24
Exercised	—	—	—
Additional shares reserved	1,200,000	—	—

Balance at October 31, 2007	2,001,805	4,507,113	$0.03 - $23.50
Granted	(600,000)	600,000	$0.27 - $ 0.33
Forfeited and expired	115,350	(115,350)	$2.23 - $16.75
Exercised	—	—	—

Balance at January 31, 2008	1,517,155	4,991,763	$0.03 - $23.50

There were 1,675,421, 1,669,521 and 1,878,663 options exercisable with weighted average exercise prices of $6.76, $6.94 and $8.57 at January 31, 2008, October 31, 2007 and 2006, respectively.

The following table summarizes options outstanding at January 31, 2008 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.03 - $0.94	1,121,470	9.74	$0.59	7,000	$0.03
$0.95 - $1.16	1,800,000	9.22	1.16	337,500	1.16
$1.17 - $3.97	947,250	6.76	2.56	220,378	2.66
$3.94 - $7.60	581,293	3.94	7.07	568,793	7.06
$7.61 - $23.50	541,750	3.57	11.69	541,750	11.69
	4,991,763	7.64	$3.13	1,675,421	$6.76

The average fair value for accounting purposes of options granted was $0.17, $0.63 and $1.09 for the three months ended January 31, 2008 and for the years ended October 31, 2007 and 2006, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of January 31, 2008 and October 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value
As of October 31, 2007:
Employee Options Outstanding	4,507,113	$3.52	7.54	$3,710
Employee Options Expected to Vest	2,837,592	$0.56	2.82	$—
Employee Options Exercisable	1,669,521	$6.94	5.26	$3,710

As of January 31, 2008
Employee Options Outstanding	4,991,763	$3.13	7.64	$32,240
Employee Options Expected to Vest	3,316,342	$1.66	4.12	$30,000
Employee Options Exercisable	1,675,421	$6.76	5.26	$2,240

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

	Three months ended January 31,	Year Ended October 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	72%	61%	63%
Risk-free interest rate	3.4%	4.8%	4.9%
Expected life	5 years	5 years	5 years

Anti-Dilution Rights

Option grants to certain executive officers carry an anti-dilution provision which has become effective as a result of the 2007 Private Placement. Options underlying approximately 4,095,528 will be granted to four executives upon approval by stockholders at the annual meeting to be held on April 29, 2008. The options will be granted at a $0.25 exercise price, the price of the Company’s common stock on the date the 2007 Private Placement was completed. The options will vest at varying rates over four years.

Stockholders' Rights Plan

In October 1998, the Board of Directors of the Company implemented a rights agreement (the “Rights Agreement”) to protect stockholders' rights in the event of a proposed takeover of the Company. In the case of a triggering event, each right entitles the Company's stockholders to buy, for $80, $160 worth of common stock for each share of common stock held. The rights will become exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's common stock. The rights, which expire in October 2008, are redeemable at the Company's option for $0.001 per right. The Company also has the ability to amend the rights, subject to certain limitations. On May 2, 2007, the Company entered into a Third Amendment to Rights Agreement, which amended the Rights Agreement to provide, among other things, that the Board of Directors of the Company may determine that a person who would otherwise become an Acquiring Person (as defined in the Rights Agreement) has become such inadvertently, and provided certain conditions are satisfied, that such person is not an Acquiring Person for any purposes of the Rights Agreement.

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan ("the ESPP") under which 300,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In the three months ended January 31, 2008 and the years ended October 31, 2007 and 2006, the shares issued under the ESPP were 32,560, 154,082 shares and 96,489 shares, respectively. At January 31, 2008 and October 31, 2007, 187,197 shares and 219,757 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of January 31, 2008 and October 31, 2007, a cumulative total of 116,995 shares had been repurchased by the Company at a cost of $227,000, respectively, and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE 11—COMMITMENTS AND CONTINGENCIES

NASDAQ Delisting

The Company received a NASDAQ Stock Market (“Nasdaq”) Staff Deficiency Letter dated September 21, 2007 indicating that, based on the Quarterly Report on Form 10-Q for the period ended July 31, 2007, Nasdaq had determined that the Company was not in compliance with the minimum $10 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). Further, on October 5, 2007, the Company received a notice from Nasdaq, dated October 5, 2007 indicating that for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company has 180 calendar days, or until April 2, 2008, to regain compliance. If, at anytime before April 2, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq’s Staff will provide written notification that the Company has achieved compliance with the Rule. If the Company does not regain compliance with the Rule by April 2, 2008, the Company’s common stock will be delisted, a decision which the Company may appeal to a Nasdaq Listing Qualifications Panel.

On December 11, 2007, the Company received formal notice that the Nasdaq Listing Qualifications Panel (the “Panel”) had granted the Company’s request for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market, and continued listing on the Nasdaq Capital Market, subject to the following exception:

▪
On or before January 17, 2008, the Company was required to inform the Panel that it has received funds sufficient to put it in compliance with the Nasdaq Capital Market shareholders’ equity requirement of $2.5 million. Within four business days of the receipt of the funds, the Company was required to make a public disclosure of receipt of the funds and file a Form 8-K with pro forma financial information indicating that it plans to report proforma shareholders’ equity of $2.5 million or greater for the fiscal year ended October 31, 2007. We informed the Panel of receipt of sufficient funds on January 18, 2008. The Company publicly disclosed receipt of such funds in a press release dated January 22, 2008 and filed a Form 8-K with respect to this matter on January 25, 2008.

▪
On or before January 31, 2008, the Company was required to file its Annual Report on Form 10-K for the fiscal year ended October 31, 2007, which shall demonstrate proforma shareholder’s equity of $2.5 million or greater. The Company filed its Annual Report on Form 10-K on January 29, 2008.

On February 5, 2008, the Company received notification from NASDAQ that it had fully complied with the requirements with respect to the Stockholders’ Equity Requirement. The Company remains subject to delisting pursuant to the minimum $1.00 share price requirement for continued inclusion under Marketplace Rule 4450(a)(5). (See NOTE 12—SUBSEQUENT EVENTS.)

Contract Commitments

The Company has entered into purchase commitments of $0.1 million to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements which expire at various dates through November 2008, and may be renewed by mutual agreement between the Company and the lessors under such leases. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.

Future minimum lease payments under all operating leases are $305,000 through November 2008.

Third Party License Agreements

We license some of the technologies used in our SurTRAK products from IdeaMatrix, Inc. Minimum royalty payments under the license agreement are payable annually at $125,000 through 2011.

A license agreement with the University of South Florida Research Foundation, Inc., covering certain patent processes was terminated on November 9, 2007 by mutual consent of both parties.

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

In October 2007, the Company was served with a demand for arbitration by AnazaoHealth Corporation (“AnazaoHealth”). AnazaoHealth provides needle loading services for our Prospera brachytherapy products pursuant to a Services Agreement dated as of June 1, 2005, as amended (the “Services Agreement”). In its demand for arbitration, AnazaoHealth is seeking indemnification from the Company under the Services Agreement for damages arising out of a litigation filed against AnazaoHealth in the U.S. District Court for the District of Connecticut (the “Connecticut Litigation”) by Richard Terwilliger, Gary Lamoureux, World Wide Medical Technologies, LLC, IdeaMatrix, Inc., Advanced Care Pharmacy, LLC, Advanced Care Pharmacy, Inc., and Advanced Care Medical, Inc. The plaintiffs in the Connecticut Litigation claim that AnazaoHealth’s provision of services in the brachytherapy field infringes their patent rights, and certain of the plaintiffs claim that our Prospera products infringes their patent rights. The Company denies liability and intends to vigorously defend itself in this arbitration.

In February 2008, an individual plaintiff, Richard Hodge, filed a complaint in the Multnomah County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Hodge to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in the Company’s CORVUS and BAT products. The plaintiff is seeking a judgement of up to $3 million in economic damages and $3 million of non-economic damages. The Company denies liability and intends to vigorously defend itself in this litigation as it progresses. No trial date has yet been set.

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 12—SUBSEQUENT EVENTS

NASDAQ Delisting

On February 5, 2008, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) dated February 4, 2008 providing notice that the Company has demonstrated compliance with Nasdaq Marketplace Rules, and that the Nasdaq Listing Qualifications Panel has determined to continue the listing of the Company’s securities on Nasdaq. In addition, the Nasdaq Staff has approved the Company’s application to list its common stock on The Nasdaq Capital Market. The Company’s common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective February 6, 2008 and will continue to trade under the symbol “NASI.”

The Company was also notified by Nasdaq that it continues to remain subject to delisting as the bid price of its shares of common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, it did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until April 2, 2008 to regain compliance. Upon transfer to The Nasdaq Capital Market, the Company will be afforded the remainder of this compliance period. The Nasdaq Staff also noted that if compliance with the $1.00 bid price requirement cannot be demonstrated by April 2, 2008, the Company may be afforded an additional compliance period, in accordance with Marketplace Rule 4320(e)(2)(E)(ii).

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

In November 2006, we announced the introduction of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (“APBI”). Our ClearPath systems are placed through a single incision and are designed to conform to the resection cavity, allowing physicians to deliver a more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. The placement of the radiation source directly into the post-lumpectomy site reduces the treatment time to approximately 5 days compared to 30-35 days for whole breast radiation therapy, and reduces the risks associated with external beam radiation treatment. ClearPath is designed to accommodate either high-dose, ClearPath-HDR™, or low-dose rate, ClearPath-CR™, treatment methods. We have received 510(k) approval from the United States Food and Drug Administration for a low-dose rate, or continuous release treatment utilizing our Prospera® brachytherapy seeds, and for a high-dose rate treatment. We have been gaining clinical experience with the first generation ClearPath-HDR in 2007, and we intend to launch the second generation devices in 2008, to be followed by the general commercial release of our ClearPath-CR.

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

Results of Operations

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Total Revenue

	Three Months Ended January 31,
	2008	2007	% Change
($ millions)
Radiation Sources	$4.3	$3.9	10.8%

Total revenue increased 11.0% to $4.3 million for the three months ended January 31, 2008 from $3.9 million for the three months ended January 31, 2007. The increase in revenue is due to a $0.8 million, or 30%, increase in sales of our brachytherapy seeds and accessories, and a $0.4 million, or 30%, decrease in sales of our non-therapeutic products.

Gross profit

	Three Months Ended January 31,
	2008	2007	% Change
($ millions)
Radiation Sources	$1.5	$1.4	5.7%
As a percent of total revenue	34.5%	36.2%	(1.7)%

Gross profit increased $0.1 million, or 5.7%, to $1.5 million for the three months ended January 31, 2008 from $1.4 million for the three months ended January 31, 2007. The increase in our gross profit is primarily due to increased product sales of our brachytherapy seeds and accessories, partially offset by a decrease in sales of our non-therapeutic products.

Gross profit as a percent of sales decreased to 34.5% in the three months ended January 31, 2008 from 36.2% in the three months ended January 31, 2007, primarily due to a 16% point decrease in gross profit as a percent of sales of our non-therapeutic products, partially offset by a 7% point improvement in gross profit as a percent of sales of our brachytherapy seeds.

Selling and marketing expenses

	Three Months Ended January 31,
	2008	2007	% Change
($ millions)
Selling and marketing expenses	$0.8	$0.9	(8.8)%
As a percent of total revenue	19.5%	23.7%

Selling and marketing expenses, comprised primarily of salaries, commissions, and marketing costs, decreased $0.1 million, or 8.8%, to $0.8 million for the three months ended January 31, 2008, from $0.9 million for the three months ended January 31, 2007. The decrease in selling and marketing expenses is primarily attributed to the timing of trade show expenses.

General and administrative expenses ("G&A")

	Three Months Ended January 31,
	2008	2007	% Change
($ millions)
General and administrative expenses	$2.8	$2.4	18.0%
As a percent of total revenue	65.4%	61.5%

G&A increased $0.4 million, or 18.0%, to $2.8 million for the three months ended January 31, 2008, from $2.4 million for the three months ended January 31, 2007. The increase in G&A is primarily attributed to a $0.3 million increase in legal fees related to ClearPath™ patent costs, $0.2 million increase in other legal fees, $0.2 million increase in consulting fees and a $0.1 million increase in personnel costs, partially offset by a $0.4 million decrease in accounting related fees.

Research and development (“R&D”)

	Three Months Ended January 31,
	2008	2007	% Change
($ millions)
Research and development expenses	$0.9	$0.4	126.1%
As a percent of total revenue	19.8%	9.7%

R&D increased $0.5 million or 126.0%, to $0.9 million for the three months ended January 31, 2008, from $0.4 million for the three months ended January 31, 2007. The increase in R&D spending is primarily due to the timing of project spending on ClearPath.

Interest and other income, net — increased by $1.0 million to $1.0 million due to an increase in our borrowing activities in the first quarter of 2008 and the last half of 2007. Interest expense for the three months ended January 31, 2008 includes $0.9 million amortization of warrants issued as debt discount in connection with the debt and $0.1 million of cash paid for loan origination and interest on debt.

Adjustment for fair value of derivatives — increased by $0.3 million to $0.3 million as a result of fluctuations recorded in the fair value of warrants issued in connection with our borrowing activities.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of January 31, 2008, the Company has an accumulated deficit of $152.3 million; cash, cash equivalents and marketable securities of $8.0 million and no long-term debt.

Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, the sale of our common stock as well as our anticipated and available lines of credit will be sufficient to meet working capital and capital requirements through at least the next twelve months.  Also, our plans to attain profitability and generate additional cash flows include increasing revenues from existing and new products and services and a focus on cost control. However, there is no assurance that we will be successful with these plans.  If events and circumstances occur such that we do not meet our current operating plan as expected, and we are unable to raise additional debt or equity financing, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

At January 31, 2008, we had cash, and cash equivalents, and investments in marketable securities aggregating approximately $8.0 million, an increase of approximately $7.4 million from $0.6 million at October 31, 2007. The increase was primarily attributed to $14.0 million net proceeds from the sale of our common stock in January 2008, partially offset by $3.3 million in payment of debt, $3.2 million used in operating activities and $0.1 million used for capital expenditures.

Cash flows used in operating activities decreased $1.8 million, or 36%, to $3.2 million for the three months ended January 31, 2008 from $5.0 million for the three months ended January 31, 2007, primarily due to a $1.5 million decrease in cash used in the discontinued NOMOS operations, $1.0 million improved collections of accounts receivable, and $0.3 million reduced inventories, partially offset by an increase in the net loss from operations, net of non-cash expenses, of $1.1 million.

Cash flows (used in) provided by investing activities decreased $5.5 million to $(0.1) million for the three months ended January 31, 2008, from $5.4 million for the three months ended January 31, 2007. The decrease reflects the additional draw down of our balance of marketable securities to fund operations in 2007, and $0.1 million of capital expenditures in 2008.

Cash provided by financing activities increased $10.7 million to $10.7 million for the three months ended January 31, 2008, from the three months ended January 31, 2007. The increase is due to $14.0 million in net proceeds from the private placement of our common stock in 2008 and the payment of $3.3 million in debt.

We have $0.3 million in operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. We have also entered into purchase commitments to suppliers under blanket purchase orders in the amount of $0.1 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended October 31, 2007, and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill and long-lived asset impairments, loss contingencies, and taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Accounts Receivable and Allowance for Doubtful Accounts

 Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and customer economic data. We review our allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe that it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

We review for impairment whenever events and changes in circumstances indicate that such assets might be impaired. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

Derivative Liabilities

The Company issued warrants in connection with its borrowing activities that included an uncertain purchase price. The Company evaluated the warrants under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue 00-19 - Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock and determined the warrants should be accounted for as derivative liabilities at estimated fair value, and marked-to-market at subsequent measurement dates. The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liabilities at each measurement date. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. The fluctuations in estimated fair value are recorded as Adjustments to Fair Value of Derivatives in Other Expenses in the Statement of Operations. On December 12, 2007, the uncertain purchase price became certain, and.the derivative features were eliminated. See further discussion in Note 8 and Note 9 of the Financial Statements.

Revenue Recognition

We sell products for radiation therapy treatment, primarily brachytherapy seeds used in the treatment of cancer and non-therapeutic sources used in calibration. We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB No. 104, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, we recognize revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recorded 100% valuation allowance against its deferred tax assets until such time that becomes more likely than not that the Company will realize the benefits of its deferred tax assets. During the three months ended January 31, 2008, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). See Note 2 - Income Taxes.

Stock-based Compensation

We account for our share-based payments under the guidance set forth in SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to our Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), based on their fair values. We also apply the guidance found in SEC Staff Accounting Bulletin No. 107 (“SAB 107”) to with respect to share-based payments and SFAS 123(R).

Under SFAS 123(R), we attribute the value of share-based compensation to expense using the straight-line method. We use a 10% forfeiture rate under the straight-line method based on historic and estimated future forfeitures. On March 16, 2006, we granted 650,500 stock options that contain certain market conditions (“2006 Premium Price Awards”) The 2006 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $3.35 per share, which is equal to 159% of the fair market value of our common stock on the grant date. The 2006 Premium Price Awards also include a condition that provides that such stock options will only vest if the closing price of our common stock is equal to or greater than $3.35 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the market condition is not satisfied by the third anniversary of the date of grant, the 2006 Premium Price Awards will not vest. Subject to the attainment of the market condition, the 2006 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on March 16, 2008, the second anniversary of the grant date. The 2006 Premium Price Awards have a term of 8 years from the date of grant. The 2006 Premium Price Awards, share-based compensation expense has been estimated using a 40% forfeiture rate and is included in share-based compensation expense. Share-based compensation expense related to stock options and employee stock purchases was $167,000 and $178,000, including expense for the 2006 Premium Price Awards, for the three months ended January 31, 2008 and 2007, respectively, and was recorded in the financial statements as a component of general and administrative expense.

We use the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates, trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. For purposes of financial statement presentation and pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position FSP 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We do not believe that SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008.We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners SFAS 160 is effective for fiscal years beginning after December 15, 2008.We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended January 31, 2008, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1. Legal Proceedings

See Note 11 of Condensed Notes to Consolidated Financial Statements for information regarding legal proceedings.

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

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $4.4 million in the three months ended January 31, 2008, and $21.0 million and $17.1 million in our fiscal years ended October 31, 2007 and 2006, respectively. In addition, we have used cash in operations of $3.2 million in the three months ended January 31, 2008, and $12.3 million and $15.9 million for our fiscal years ended October 31, 2007 and 2006, respectively.  As of January 31, 2008, we had an accumulated deficit of $152.3 million; cash, cash equivalents and marketable securities of $8.0 million, and no long-term debt. In addition, our line of credit with Silicon Valley Bank expired on February 1, 2008, and there is no assurance that it will be renewed.

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

Future financing transactions will likely have dilutive and other negative effects on our existing stockholders.

In January 2008, we completed a private placement of 63,008,140 shares of our common stock that also included 3,150,407 shares of common stock issuable upon exercise of warrants. This financing resulted in significant dilution of our current stockholders. If we raise additional equity financing in the future, the percentage ownership held by existing stockholders would be further reduced, and existing stockholders may experience further significant dilution. In addition, new investors may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions.

Our stock price currently does not meet the minimum bid price for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market.

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

Alternatively, if our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the American Stock Exchange, the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets. In addition, we would be subject to Rule 15c2-11 promulgated by the SEC. If we fail to meet criteria set forth in Rule 15c2-11 (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, Rule 15c2-11 may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity and price of our common stock.

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

         Our sales to Oncura, Inc. and Pinestar Technology, Inc. each comprised more than 10% of our revenue for fiscal 2007. We cannot assure you that we will be able to maintain our existing relationships with our large customers for the sale of our Palladium-103 brachytherapy seeds and our non-therapeutic radiation source products.

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

         Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of John B. Rush, our president and chief executive officer, L. Michael Cutrer, our executive vice president and chief technology officer, and Troy A. Barring, our chief operating officer. Our future business and financial results could be adversely affected if the services of Messrs. Rush, Cutrer, or Barring or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

         In 2006, we licensed intellectual property which was later the subject of litigation brought by WorldWide Medical Technologies in U.S. District Court against both us and our former employee, Richard Terwilliger, who was previously our Vice-President of New Product Development. This intellectual property relates to our brachytherapy business, specifically, certain needle-loading and stranding technologies. While we do not believe that we have any liability in this matter, and are vigorously defending ourselves in the litigation, we cannot predict what effect an adverse result from this litigation would have on our future sales of the products at issue.

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

         Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In fiscal 2007 and the first quarter of fiscal 2008, less than 5% of our product revenues and less than 5% of our total revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

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

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. While we believe that our previously-filed SEC reports comply, and while we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review.  Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.15 and $1.75 per share in the fifty-two week period ended January 31, 2008. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 31, 2007, we filed a Notice of Solicitation of Action of Stockholders By Written Consent In Lieu of Meeting of Stockholders with our stockholders of record as of the close of business on December 14, 2007, seeking consent on the following proposals:

(1) To consider and approve the issuance and sale of 63,008,140 shares of our common  stock and warrants to purchase 3,150,407 shares of our common  stock to a group of  investors pursuant to Securities Purchase Agreements, dated December 12, 2007; and

(2) To amend our Certificate of Incorporation to increase to 150,000,000 shares from  100,000,000 shares the number of common shares we are authorized to issue.

Proposal 1 to ratify the Private Placement transaction and Proposal 2 to amend the Certificate of Incorporation were approved. The number of shares cast for, withheld, abstained and broker non-votes with respect to each proposal were as follows:

Description	For	Withheld	Abstained	Broker Non-Votes
(1)Ratify Private Placement transaction	19,447,367	310,795	6,697	—
(2)Amend the Certificate of Incorporation	19,440,543	308,769	9,544	—

Item 6.      Exhibits

(a) Exhibits.

Exhibits No.	Title

3.1
Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, as filed on January 29, 2008.

3.2	Bylaws of the Company, (as amended December 5, 2007), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 11, 2007.
10.1
Securities Purchase Agreement, dated December 12, 2007, by and among the Company and the Purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 13, 2007.

10.2	Form of Warrant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 13, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

March 17, 2008	By:	/s/ John B. Rush
		Name:	John B. Rush
		Title:	President and
Chief Executive Officer
(Principal Executive Officer)

March 17, 2008	By:	/s/ James W. Klingler
		Name:	James W. Klingler
		Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007, as filed on January 29, 2008.

3.2	Bylaws of the Company, (as amended December 5, 2007), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 11, 2007.

10.1
Securities Purchase Agreement, dated December 12, 2007, by and among the Company and the Purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 13, 2007.

10.2	Form of Warrant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 13, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.