Form 10-Q
period 2008-04-30
NORTH AMERICAN SCIENTIFIC INC
filed 2008-06-16
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. Large Accelerated Filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of June 1, 2008 was 18,487,040 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets

	April 30,	October 31,
	2008	2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$3,792,000	$609,000
Accounts receivable, net of reserves	2,624,000	2,296,000
Inventories, net of reserves	1,382,000	1,546,000
Prepaid expenses and other current assets	680,000	724,000
Total current assets	8,478,000	5,175,000
Equipment and leasehold improvements, net	1,033,000	891,000
Intangible assets, net	103,000	110,000
Total assets	$9,614,000	$6,176,000
Liabilities and Stockholders’ Equity

Current liabilities
Lines of credit, net of discount	$—	$3,241,000
Warrant derivative	—	173,000
Accounts payable	2,115,000	2,564,000
Accrued expenses	3,004,000	3,110,000
Total current liabilities	5,119,000	9,088,000
Commitments and contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 2,000,000 shares authorized,
no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 and 100,000,000 shares
authorized, 18,528,244 and 5,920,270 shares issued; and 18,487,040 and 5,879,066 shares outstanding as of April 30, 2008 and October 31, 2007, respectively	185,000	59,000
Additional paid-in capital	161,210,000	145,774,000
Treasury stock, at cost – 41,204 common shares as of April 30, 2008 and October 31, 2007, respectively	(227,000)	(227,000)
Accumulated deficit	(156,673,000)	(148,518,000)
Total stockholders’ equity (deficit)	4,495,000	(2,912,000)
Total liabilities and stockholders’ equity	$9,614,000	$6,176,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,				Six months ended April 30,
	2008		2007		2008		2007

Revenue - net		$4,638,000		$3,788,000		$8,975,000		$7,702,000

Cost of revenue		2,973,000		2,606,000		5,812,000		5,104,000

Gross profit		1,665,000		1,182,000		3,163,000		2,598,000
Operating expenses
Selling expenses		1,468,000		856,000		2,313,000		1,785,000
General and administrative expenses		2,600,000		2,032,000		5,439,000		4,433,000
Research and development		1,581,000		384,000		2,438,000		764,000
Severance		345,000		—		346,000		—
Total operating expenses		5,994,000		3,272,000		10,536,000		6,982,000
Loss from operations		(4,329,000)		(2,090,000)		(7,373,000)		(4,384,000)
Interest and other income (expense), net		29,000		(47,000)		(948,000)		(28,000)
Adjustment to fair value of derivatives		—		—		(311,000)		—
Loss before provision for income taxes		(4,300,000)		(2,137,000)		(8,632,000)		(4,412,000)
Provision for income taxes		—		—		—		—
Loss from continuing operations		(4,300,000)		(2,137,000)		(8,632,000)		(4,412,000)
Loss from discontinued operations, net of income tax effect		(51,000)		(1,042,000)		(114,000)		(1,963,000)
Net loss		$(4,351,000)		$(3,179,000)		$(8,746,000)		$(6,375,000)
Basic and diluted loss per share:
Basic and diluted loss per share from continuing operations	$	(0.23)	$	(0.36)	$	(0.66)	$	(0.75)
Basic and diluted loss per share from discontinued operations		$—	$	(0.18)		$(0.01)	$	(0.33)
Basic and diluted loss per share	$	(0.23)	$	(0.54)	$	(0.67)	$	(1.08)
Weighted average number of shares outstanding		18,487,171		5,867,077		13,014,192		5,866,430

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,746,000)	$(6,375,000)
Net loss from discontinued operations	(114,000)	(1,963,000)

Net loss from continuing operations	(8,632,000)	(4,412,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261,000	293,000
Amortization of warrants	685,000	159,000
Change in fair value of warrant derivative liability	311,000	—
Share-based compensation expense	435,000	319,000
Provision for doubtful accounts	100,000	(109,000)
Provision for inventory adjustments	(14,000)	—
Loss on sale of equipment	—	4,000
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	(429,000)	196,000
Inventories	178,000	(226,000)
Prepaid and other current assets	102,000	(212,000)
Accounts payable	165,000	(478,000)
Accrued expenses	381,000	(46,000)
Net cash used in continuing operations	(6,457,000)	(4,512,000)
Net cash used in discontinued operation	(662,000)	(2,552,000)
Net cash used in operating activities	(7,119,000)	(7,064,000)
Cash flows from investing activities:
Proceeds from maturity of marketable securities	—	7560,000
Proceeds from sale of equipment	—	15,000
Capital expenditures	(396,000)	(86,000)
Net cash (used in) provided by continuing operations	(396,000)	7,489,000
Net cash used in discontinued operation	—	(66,000)
Net cash (used in) provided by investing activities	(396,000)	7,423,000
Cash flow from financing activities:
Net payment on lines of credit	(3,323,000)	—
Net proceeds from private placement of common stock and warrants	14,013,000
Proceeds from exercise of stock options and stock purchase plan	8,000	55,000
Purchase of stock for treasury	—	(94,000)
Net cash (used in) provided by financing activities	10,698,000	(39,000)
Net increase in cash and cash equivalents	3,183,000	320,000

Cash and cash equivalents at beginning of period	609,000	903,000
Cash and cash equivalents at end of period	$3,792,000	$1,223,000

Supplemental disclosure:
Cash paid for interest was $108,000 for the six months ended April 30, 2008. No interest was paid for the six months ended April 30, 2007. Cash paid for income taxes was $4,000 and $10,000 for the six months ended April 30, 2008 and 2007, respectively.

In the six months ended April 30, 2008, the Company issued warrants with estimated fair values of $1,316,000 to a bank and other lenders as consideration for entering into and amending Loan Agreements. See Note 8 to the Financial Statements.

In the six months ended April 30, 2008 and 2007, there was no cash provided by or used in financing activities from discontinued operations.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

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

On April 29, 2008, the Company’s stockholders approved a one share for five shares reverse split of the Company’s common stock, which became effective on May 1, 2008. The number of shares and the per share amounts as of April 29, 2008 and 2007 have been retrospectively restated for the effect of the reverse stock split. The reverse stock split had no effect on the par value of the Company’s common stock or the total authorized shares.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $8.7 million in the six months ended April 30, 2008, and $21.0 million and $17.1 million for the years ended October 31, 2007 and 2006, respectively. In addition, the Company has used cash in operations of $7.1 million in the six months ended April 30, 2008, and $12.3 million and $15.9 million for the years ended October 31, 2007 and 2006, respectively.  As of April 30, 2008, we had an accumulated deficit of $156.7 million; cash and cash equivalents of $3.8 million, and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, as well as the Company’s short-term and long-term borrowings, lines of credit and its ability to raise capital through the sale of its common stock and /or securities convertible to common stock, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, the Company raised additional financing in the first quarter of fiscal 2008 to fund our continuing operations, support the further development and launch of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation, and other activities. In addition, subsequent to April 30, 2008, the Company negotiated a $3.0 million term loan and renewed its expired line of credit for $3.0 million with a bank (see Note 12 - Subsequent Events). However, there is no assurance that the Company will be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

The Company also expects that in future periods new products and services will provide additional cash flow, although no assurance can be given that such cash flow will be realized, and the Company is presently placing an emphasis on controlling expenses.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recorded 100% valuation allowance against its deferred tax assets until such time that it becomes more likely than not that the Company will realize the benefits of its deferred tax assets. On November 1, 2007, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 ,” (FIN 48). See Note 2 – Income Taxes.

Share-based Compensation

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

Under SFAS 123(R), the Company attributes the value of share-based compensation to expense using the straight-line method. The Company uses a 10% forfeiture rate under the straight-line method based on historic and estimated future forfeitures. On March 16, 2006, the Company granted 130,100 stock options that contain certain market conditions (“2006 Premium Price Awards”) The 2006 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $16.75 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2006 Premium Price Awards also include a condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $16.75 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the market condition is not satisfied by the third anniversary of the date of grant, the 2006 Premium Price Awards will not vest. Subject to the attainment of the market condition by the Company, the 2006 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on March 16, 2008, the second anniversary of the grant date. The 2006 Premium Price Awards have a term of 8 years from the date of grant. The 2006 Premium Price Awards, share-based compensation expense has been estimated using a 40% forfeiture rate and is included in share-based compensation expense.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

On February 15, 2008, the Company’s Board of Directors approved, subject to the approval of the Company’s stockholders, a plan to reprice certain existing employee stock options at $2.05 per share, the closing price of the Company’s common stock on February 15, 2008. The 2006 Premium Price Awards were re-priced to $3.25 per share, which is equal to 159% of the re-priced fair value of the Company’s common stock. In addition, the Company’s Board of Directors also approved, subject to the approval of the Company’s stockholders, a plan to exchange options held by directors of the Company for a one-time stock option grant at $2.10 per share, the closing price of the Company’s stock on February 13, 2008. The Company’s stockholders approved both the employee stock option re-pricing plan and the director exchange plan at the annual meeting held on April 29, 2008. (See Note 10 – Stockholders’ Equity for further discussion). The re-pricing exercise of employee stock options generated $332,000 incremental share-based compensation for un-vested and re-priced stock options, which is being recognized over the vesting period of the new employee stock options. The exchange exercise for the options held by directors of the Company generated $166,000 incremental share-based compensation for un-vested and exchanged options, which is being recognized over the three-year vesting period of the newly issued director stock options.

Share-based compensation expense related to stock options and employee stock purchases, including the amortized portion of the incremental share-based compensation for the re-priced employee stock options, the exchanged director stock options and the 2006 Premium Price Awards, of $267,000 and $161,000 for the three months ended April 30, 2008 and 2007, respectively, and $435,000 and $145,000 for the six months ended April 30, 2008 and 2007, respectively, was recorded in the financial statements as a component of general and administrative expense.

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

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007

Net loss from continuing operations	$(4,300,000)	$(2,137,000)	$(8,632,000)	$(4,412,000)
Net loss from discontinued operations	(51,000)	(1,042,000)	(114,000)	(1,963,000)
Net loss	(4,351,000)	(3,179,000)	(8,746,000)	(6,375,000)
Weighted average shares outstanding - basic	18,487,171	5,867,077	13,014,192	5,866,430
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	18,487,171	5,867,077	13,014,192	5,866,430
Basic and diluted loss per share from continuing operations	$(0.23)	$(0.36)	$(0.66)	$(0.75)
Basic and diluted loss per share from discontinued operations (1)	$—	$(0.18)	$(0.01)	$(0.33)
Diluted loss per share	$(0.23)	$(0.54)	$(0.67)	$(1.08)
(1) 2008 Q2 per share amount less than $(0.01)

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Stock options to purchase 2,104,762 common shares and 661,043 common shares, and warrants to purchase 1,777,661 common shares and 118,944 common shares for the three months ended April 30, 2008 and 2007, respectively, and stock options to purchase 1,625,220 common shares and 649,562 common shares, and warrants to purchase 1,777,661 common shares and 118,944 common shares for the six months ended April 30, 2008 and 2007, respectively, were not included in the computation of diluted loss per share for those periods because their effect would have been anti-dilutive.

Significant Concentrations

As of April 30, 2008, there was one customer that made up more than 10% of revenues and three customers that individually comprised more than 5% of accounts receivable, and two suppliers that made up more than 10% of purchases and three suppliers that individually comprised more than 5% of accounts payable.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

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

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

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

Upon adoption of FIN 48, the Company recognizes interest expense within Interest and Other Expenses and penalties within General and Administrative expenses accrued on unrecognized tax benefits. As of the date of adoption of FIN 48, the Company had accrued a nominal amount for interest and penalties. There was not a material change to this amount as of April 30, 2008.

As of October 31, 2007, the Company had generated $141.0 million and $116.0 million of Federal and state Net Operating Loss Carry-forwards (“NOL”), respectively and $4.8 million of Federal Research & Development Credits (“R&D Credits”) through its recurring operating losses, and its acquisition of Theseus Corporation in 2000 and NOMOS Corporation in 2004. The tax effect of the Federal and state NOL and R&D Credits have been carried as a component of its deferred tax assets, and completely offset by a valuation allowance. The Federal NOL and R&D Credits are subject to certain statutory limitations, which reduce the value of the Federal NOL and R&D Credits that can be used to offset future income under certain sections of the Internal Revenue Service Code Section 382 and Section 383, collectively the “Code”. The statutory limitations are imposed upon a change of ownership, as defined within the Code. As a result of the Company’s January 2008 PIPE transaction (See Note 10—Stockholders’ Equity) the Company has experienced a change in ownership under the Code. Federal statutory limitations under the sections are generally accepted as limitations by the states in which the Company currently files state returns. The effect of the change of ownership has been to reduce to $10.2 million the statutory limit on each of the Federal and State NOL and to eliminate the R&D Credits available to the Company, as determined under the Code. Based on its effective tax rate 40%, the Company recorded a $59.9 million decrease to its deferred tax assets and its valuation allowance at April 30, 2008 as a result of the limitation.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3  – DISCONTINUED OPERATIONS

On August 3, 2007, the Company announced its intent to divest its NOMOS Radiation Oncology business (“NOMOS”), which develops and markets IMRT/IGRT products used during external beam radiation therapy for the treatment of cancer. The Company expects that the divestiture of NOMOS will allow it to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer. On September 17, 2007, the Company executed a purchase and sale agreement with Best Medical International, Inc. (“Best”) to purchase, for $0.5 million, certain assets and to assume certain liabilities of NOMOS, with a carrying value of $0.4 million, after giving effect to a $6.7 million impairment write-down in the third quarter of fiscal year 2007. The Company incurred $0.5 million in legal and other closing costs in connection with the sale. The operations of NOMOS are shown as discontinued operations for the six months ended April 30, 2008 and 2007.

At April 30, 2008 and October 31, 2007, the Company has included in its Accounts Payable and Accrued Liabilities on its Balance Sheet $0.5 million and $1.1 million of retained obligations to its vendors, customers and former employees of the NOMOS operation, respectively, to be paid in accordance with their terms.

Summarized statement of earnings data for discontinued operations for the:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007

Net revenue	$—	$2,424,000	$—	$6,070,000

Loss from discontinued operations before income tax benefit	(51,000)	(1,043,000)	(114,000)	(1,962,000)
Income tax benefit (expense)	—	—	—	—
Loss from discontinued operations	(51,000)	(1,043,000)	(114,000)	(1,962,000)
Loss from discontinued operations, per share (1)	$—	$(0.18)	$(.01)	$(0.33)
(1) 2008 Q2 per share amount less than $(0.01)

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	April 30, 2008	October 31, 2007
Accounts receivable - trade	$2,869,000	$2,457,000
Less: allowance for doubtful accounts	(245,000)	(179,000)
	$2,624,000	$2,296,000

The provision for doubtful accounts was $65,000 expense and $285,000 expense reduction for the three months ended April 30, 2008 and 2007, respectively, and $100,000 expense and $110,000 expense reduction for the six months ended April 30, 2008 and 2007, respectively.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5—INVENTORIES

Inventories consist of the following:
	April 30, 2008	October 31, 2007
Raw materials	$1,224,000	$1,358,000
Work in process	95,000	144,000
Finished goods	254,000	250,000
Reserve for excess inventory	(191,000)	(206,000)
	$1,382,000	$1,546,000

The provision for inventory reserves included in cost of sales was $13,000 and $14,000 for the three months and six months ended April 30, 2008 and there was no provision recorded for the three months and six months ended April 30, 2007.

NOTE 6—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	April 30, 2008	October 31, 2007
Furniture, fixtures and equipment	$5,296,000	$4,913,000
Leasehold improvements	2,200,000	2,194,000
	7,496,000	7,107,000
Less: accumulated depreciation	(6,463,000)	(6,216,000)
	$1,033,000	$891,000

Depreciation expense was $125,000 and $138,000 for the three months ended April 30, 2008 and 2007, respectively, and $247,000 and $279,000 for the six months ended April 30, 2008 and 2007, respectively.

NOTE 7—INTANGIBLE ASSETS

	April 30, 2008	October 31, 2007
Amortizable intangible assets
Purchased technology	$158,000	$158,000
Existing customer relationships	11,000	11,000
Trademark	19,000	19,000
Patents and licenses	105,000	98,000
	293,000	286,000
Less: accumulated amortization	(190,000)	(162,000)
	$103,000	$124,000

Amortization expense was $7,000 and $7,000, for the three months ended April 30, 2008 and 2007, respectively and $14,000 and $14,000 for the six months ended April 30, 2008 and 2007, respectively.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

The estimate of aggregate future amortization expense is as follows:

For the Years Ended October 31,
2008 (remaining six months)	$15,000
2009	29,000
2010	30,000
2011	27,000
Thereafter	2,000
$103,000

NOTE 8  – WARRANT DERIVATIVES

There were no warrant derivative liabilities outstanding at April 30, 2008, and warrant derivative liabilities were $173,000 at October 31, 2007. The warrant derivative liabilities are recorded at estimated fair value and are marked-to-market at each subsequent measurement date. The liabilities were incurred when the Company issued warrants to a lender with an uncertain pricing component in connection with its borrowing activities (see Note 9—Borrowings – Agility Capital LLC). The uncertain pricing component became certain on December 12, 2007, upon the signing of the Securities Purchase Agreements with certain Investors, and the Company reclassed the fair value of the warrant derivatives from liability to equity. See Note 10—Stockholders’ Equity. The Company has accounted for the warrant derivative liabilities in accordance with guidance under SFAS No. 133 and EITF 00-19. Changes in the liability warrants balance for the six months ended April 30, 2008 are:

Agility Capital, LLC
Balance, October 31, 2007	$173,000
Additions:
Fair Value – Warrants issued for Amendment II of the Loan Agreement	161,000
Fair Value Adjustments during the period	311,000
645,000
Less: Fair value of warrants transferred to permanent equity	(645,000)
Balance, April 30, 2008	$—

The fair value of the warrant issued in connection with Amendment II of the Loan Agreement has been recorded as Loan Discount Fees and amortized to Interest and Other Expense over the term of the loan amendment, and the fair value adjustments during the period have been recorded as Adjustments to Fair Value of Derivatives in the Statement of Operations for the six months ended April 30, 2008. The fair value of the warrants transferred to permanent equity are included in Additional Paid-in Capital on the Balance Sheet at April 30, 2008.

NOTE 9 – BORROWINGS

There were no borrowings outstanding at April 30, 2008, and borrowings were $3,241,000 at October 31, 2007, consisting primarily of lines of credit with a Bank, and subordinated short-term notes with private lenders. Borrowing activities for the six months ended April 30, 2008 are:

	October 31,			April 30,
	2007	Borrowings	Repayments	2008
Silicon Valley Bank -
Line of credit	$1,573,000	$438,000	$(2,011,000)	$—
Bridge loan sub-limit	750,000	4,189,000	(4,939,000)	—
Subordinated short-term notes -
Agility Capital, LLC	1,000,000	—	(1,000,000)	—
John Friede Note	—	250,000	(250,000)	—
Three Arch Partners, et al	—	1,000,000	(1,000,000)	—
Total borrowings	3,323,000	5,877,000	(9,200,000)	—
Less Unamortized loan discount fees.	(82,000)	(914,000)	996,000	—
	$3,241,000	$4,963,000	$(8,204,000)	$—

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Interest expense was $1,003,000, including $101,000 loan discount fees paid in cash and $895,000 fair value of warrants amortized in connection with lending activities, for the six months ended April 30, 2008. Interest expense was $156,000 for the six months ended April 30, 2007, primarily from the amortization of loan discount fees in connection with lending activities.

Lines of Credit

Silicon Valley Bank

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”)   with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000,000. The line of credit had an initial term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company paid interest on the borrowings under the line of credit at the Bank’s prime rate, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit was secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

On January 12, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with the Bank.  The First Amendment revised certain terms of the Loan Agreement to provide an adjustment to the borrowing base formula and to permit liens in favor of a holder of subordinated debt that are subordinated to the liens of the Bank.  In addition, the First Amendment decreased the minimum tangible net worth that must be maintained by the Company under the Asset Based Terms of the Loan Agreement from $5 million to $1.5 million and granted the Bank a warrant to purchase 7,936 shares of the Company’s common stock at an exercise price of $9.45 per share.  The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $51,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$9.45
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The value of the warrant has been fully amortized over the term of the line of credit at $5,100 per month, and is included in Interest and Other Expense on the Income Statement for the six months ended April 30, 2007.

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

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

On August 24, 2007, the Company entered into a Third Amendment to the Loan Agreement (the “Third Amendment”) with the Bank. The Third Amendment added a Bridge Loan Sub-limit to the Loan Agreement of up to $1,500,000 at an interest rate of prime plus 4.0%, subject to a borrowing base formula, and decreased the minimum tangible net worth that must be maintained by the Company from $5 million to $2 million. The maturity date of the Bridge Loan Sub-limit was the earlier of October 3, 2007 or the date the Company closed a private investment public equity transaction. Concurrent with the Third Amendment, the Company issued the Bank a warrant for 60,000 shares of the Company’s common stock at an exercise price of $4.90, the closing price of the Company’s common stock on August 24, 2007. The Company calculated the fair value of the warrant on the date of grant to be $175,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$4.90
Dividend yield	0%
Expected volatility	67%
Risk-free interest rate	4.4%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the six months ended April 30, 2008.

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

On October 29, 2007, the Company entered into a Sixth Amendment and Forbearance to the Loan Agreement (the “Sixth Amendment”) with the Bank. The Sixth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to November 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of November 20, 2007 or the date the Company closes a private investment public equity transaction, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007, and (iii) a consent to the Company’s issuing up to $500,000 in unsecured subordinated debt to Mr. John Friede, or an entity owned or controlled by Mr. Friede. At the time, Mr. Friede was a significant stockholder of the Company, and was a director of the Company at the date of the agreement.

On November 20, 2007, the Company entered into a Seventh Amendment and Forbearance to its Loan Agreement (the “Seventh Amendment”) with the Bank. The Seventh Amendment includes: (i) an extension of the maturity date of the Loan Agreement to December 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of December 20, 2007 or the date the Company closes a private investment public equity transaction, and (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007. In connection with the Seventh Amendment, the Company granted a warrant to the Bank to purchase 18,181 shares of the Company’s common stock, at a warrant price of $2.75 per share, which is equal to the closing price of the Company’s common stock on November 20, 2007, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $31,000 using the Black-Scholes model incorporating the following assumptions:

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Stock price	$2.75
Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	3.5%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the six months ended April 30, 2008.

On December 18, 2007, the Company, entered into an Eighth Amendment and Forbearance to the Loan Agreement (the “Eighth Amendment”) with the Bank. The Eighth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to the earlier of February 1, 2008 or the date the Company completes its private placement, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007, September 30, 2007 and October 31, 2007 and (iii) a consent from the Bank to allow the Company to repay its outstanding loan from Mr. John A. Friede in the amount of $250,000. In connection with the Eighth Amendment, the Company granted a warrant to the Bank to purchase 38,461 shares of the Company’s common stock as determined by dividing the warrant price of $50,000 by the $1.30 warrant price per share, which is equal to the closing price of the Company’s common stock on December 18, 2007, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $33,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$1.30
Dividend yield	0%
Expected volatility	82%
Risk-free interest rate	3.5%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the six months ended April 30, 2008.

The Company paid the $1,275,000 and $755,000 balance of the Line of Credit and the Bridge Sub-Limit, including accrued interest on January 23, 2008. The Line of Credit and the Bridge Sub-Limit agreements were terminated in accordance with their terms upon payment of the outstanding balances.

Subordinated Short-Term Borrowings

Partners for Growth, LLC

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”)   with Partners for Growth, LLC (“PFG”) for a secured, revolving line of credit of up to $4,000,000, which supplemented an existing line of credit provided by Silicon Valley Bank. The line of credit had a term of eighteen months, and earned interest at prime rate as quoted in The Wall Street Journal . Borrowings under the line of credit were subject to a borrowing base formula. Amounts owing under the line of credit were secured by all of the assets of the Company and were subordinated to amounts owing under the line of credit with Silicon Valley Bank. The line of credit did not contain financial covenants; however the Company was subject to other customary covenants, including reporting requirements, and events of default. In connection with the PFG Loan Agreement, the Company also granted PFG a warrant to purchase 79,000 shares of the Company’s common stock at an exercise price of $9.45 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006, and pursuant to the anti-dilution terms of the warrant issued to PFG, the warrant was amended to increase the number of shares of the Company’s common stock that PFG can purchase from 79,000 shares to 111,007 shares, and the exercise price was decreased from $9.45 per share to $6.75 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475,000 using the Black-Scholes model incorporating the following assumptions:

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Stock price	$10.25
Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

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

Agility Capital, LLC

On September 21, 2007, the Company entered into a Loan Agreement (the “Agility Loan Agreement”) with Agility Capital, LLC (“Agility”). The Agility Loan Agreement provided for advances of up to $750,000 subject to the achievement of certain milestones. Amounts owing under the Agility Loan Agreement were secured by all of the Company's assets, and were subordinated to amounts owing under the line of credit with Silicon Valley Bank. The Agility Loan Agreement did not contain financial covenants; however, the Company is subject to other customary covenants, including reporting requirements, and events of default. The Company was obligated to pay interest on borrowings under the Agility Loan Agreement at the prime rate, as quoted in The Wall Street Journal, plus 6% . The Agility Loan Agreement term was 60 days, and all amounts outstanding thereunder were due and payable on November 20, 2007. The Company paid an origination fee of $20,000 to Agility in connection with the Agility Loan Agreement. The origination fee and legal expenses were amortized over the term of the Agility Loan Agreement at $10,000 per month, and is included in Interest and Other Expense on the Income Statement. The Company further covered $15,000 of Agility’s legal fees in connection with the Agility Loan Agreement, which were recorded as general and administrative expenses.

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

On December 20, 2007, the Company executed a Third Amendment to the Agility Loan Agreement (the “Third Amendment”) with Agility. The Third Amendment includes (i) an extension of the maturity date of the Loan Agreement to February 1, 2008, (ii) a loan modification and extension fee of $20,000, paid by the Company upon the execution of the amendment, and (iii) a consent from Agility to allow the Company to repay its outstanding loan from Friede in the amount of $250,000. The loan modification and extension fee has been amortized over the term of the loan and is included in Interest and Other Expense at April 30, 2008. The Company has repaid the balance on the Agility Loan Agreement, plus accrued interest as of April 30, 2008.

In connection with the Agility Loan Agreement, on September 21, 2007, the Company granted Agility a $262,500 warrant to purchase 69,079 shares of the Company’s common stock at an exercise price of $3.80 per share, as determined by the closing price of the Company’s common stock on September 20, 2007, the day immediately preceding the issue date of the warrant (the “Initial Warrant”). The Initial Warrant will expire in seven years unless previously exercised.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

The Company calculated the fair value of the Initial Warrant on the date of grant to be $149,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$3.25
Dividend yield	0%
Expected volatility	69%
Risk-free interest rate	4.4%
Expected life	7 years

In connection with the First Amendment, and in exchange for Agility’s returning to the Company the Initial Warrant issued on September 21, 2007, the Company granted Agility a revised $362,500 warrant to purchase 95,394 shares of the Company’s common stock at an exercise price of $3.80 per share, as determined by the closing price of the Company’s common stock on September 20, 2007, the day immediately preceding the issue date of the Initial Warrant (the “Revised Warrant”). The Revised Warrant will expire in seven years unless previously exercised.

The Company calculated the fair value of the Revised Warrant on the date of grant to be $253,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$3.80
Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.3%
Expected life	7 years

The warrant price per share and the number of shares to be issued under the terms of the Revised Warrant will adjust to the price at which the Company next issues its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. In evaluating the terms of the Revised Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company was unable to determine the price at which it will next issue its common stock or other equity-linked securities at the date the warrant was issued. If that next issue price falls below a certain price point, the Company would not have sufficient authorized shares to settle the warrant after considering all other commitments that may require the issuance of its common stock during the life of the Revised Warrant. The Company concluded that the Revised Warrant is correctly classified as a liability and has been revalued to fair value each reporting period. At December 12, 2007, the Company entered into a Securities Purchase Agreement to issue shares of its Common Stock at $1.23. Pursuant to the terms of the Revised Warrant, the Company increased to 294,715 the number of shares to be issued under the Revised Warrant, and revalued the Revised Warrant at that date.

The Company calculated the fair value of the Revised Warrant to be $394,000 and $173,000 at December 12, 2007 and October 31, 2007, respectively, using the Black-Scholes model incorporating the following assumptions:

	December 12, 2007	October 31, 2007
Stock price	$1.75	$2.80
Dividend yield	0%	0%
Expected volatility	74%	71%
Risk-free interest rate	3.7%	4.3%
Expected life	7 years	7 years

The Initial Warrant has been fair valued and classified as a liability at the time of the grant. The fair value of $148,830 for the Initial Warrant was classified as debt discount and has been fully amortized to interest and other expense as of April 30, 2008. The Revised Warrant has been fair valued and the change in the fair value of the Initial Warrant and the Revised Warrant was expensed as of October 31, 2007. The subsequent change in the fair value of the Revised Warrant has been recorded as fair value expense and is included in Interest and Other Expense at April 30, 2008. The $394,000 fair value of the Revised Warrant at December 12, 2007 has been reclassified to permanent equity as Additional Paid-in Capital as of April 30, 2008 in accordance with the guidance under EITF 00-19.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

In connection with the Second Amendment, the Company granted Agility a $231,250 warrant to purchase 84,091 shares of the Company’s common stock at an exercise price of $2.75 per share, as determined by the closing price of the Company’s common stock on November 19, 2007, the day immediately preceding the issue date of the Warrant (the “Agility Second Warrant”). The Agility Second Warrant will expire in seven years unless previously exercised. Similar to the Revised Warrant, the warrant price per share and the number of shares to be issued under the terms of the Agility Second Warrant will adjust to the price at which the Company next issues its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. As with the Revised Warrant, the Company concluded that the Agility Second Warrant is correctly classified as a liability and has been revalued to fair value each reporting period. At December 12, 2007, the Company entered into a Securities Purchase Agreement to issue shares of its Common Stock at $1.23. Pursuant to the terms of the Agility Second Warrant, the Company increased to 188,008 the number of shares to be issued under the Agility Second Warrant, and revalued the Agility Second Warrant at that date.

The Company calculated the fair value of the Agility Second Warrant to be $251,000 and $161,000 at December 12, 2007 and November 20, 2007, respectively, using the Black-Scholes model incorporating the following assumptions:

	December 12, 2007	November 20, 2007
Stock price	$1.75	$2.75
Dividend yield	0%	0%
Expected volatility	74%	71%
Risk-free interest rate	3.7%	3.7%
Expected life	7 years	7 years

The Agility Second Warrant has been fair valued and classified as a liability at the time of the grant. The $161,000 fair value of the Agility Second Warrant was classified as debt discount and has been fully amortized to interest and other expense as of April 30, 2008. The subsequent change in the fair value of the Agility Second Warrant has been recorded as fair value expense and is included in Interest and Other Expense at April 30, 2008. The $251,000 fair value of the Agility Second Warrant at December 12, 2007 has been reclassified to permanent equity as Additional Paid-in Capital as of April 30, 2008 in accordance with the guidance under EITF 00-19.

In connection with the Third Amendment, the Company granted Agility a $200,000 warrant (the “Agility Third Warrant”) to purchase 162,601 shares of the Company’s common stock at an exercise price of $1.23 per share, as determined by the issue price of the Company’s common stock pursuant to the Securities Purchase Agreements dated December 12, 2007. The Agility Third Warrant will expire in seven years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $158,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$1.30
Dividend yield	0%
Expected volatility	79%
Risk-free interest rate	3.7%
Expected life	7 years

The value of the Agility Third Warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the six months ended April 30, 2008. The $158,000 fair value of the Agility Third Warrant at the grant date has been classified as permanent equity in Additional Paid-in Capital as of April 30, 2008 in accordance with the guidance under EITF 00-19.

In addition, under the terms of the collective outstanding warrants granted to Agility, the Company has until July 31, 2008 (the “Filing Date”), to file a registration statement on Form S-3 or applicable form covering the resale of the warrant shares on a registration statement (the “Registration Statement”) with the Securities Exchange Commission (the “SEC”). The warrant shares, or the common stock into which the warrant shares are convertible (the “Shares”), shall be “Registrable Securities”, and the holder shall have the rights of a “Holder” under such investor rights agreement or registration rights agreement as the Company may enter into from time to time. If the Registration Statement (i) has not been filed with the SEC by the Filing Date, (ii) has not been declared effective by the SEC within 45 days thereafter, or (iii) after the Registration Statement is declared effective by the SEC, is suspended by Company or ceases to remain continuously effective as to all Shares for which it is required to be effective (a “Registration Default”), for any 30-day period (a “Penalty Period”) during which the Registration Default remains uncured, the holder may acquire an additional number of Shares equal to 10,000 shares for each such penalty period, but not more that 120,000 shares in the aggregate. All expenses incurred in connection with any registration, qualification, exemption or compliance pursuant to these provisions shall be borne by Company.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

In connection with the Friede Loan Agreement, the Company agreed to issue to the Lender a $200,000 Warrant (the “Friede Warrant”) to purchase 61,538 shares of the Company’s common stock at $3.25 Exercise Price. The Friede Warrant will expire 7 years from the date of issue unless previously exercised. The Company calculated the fair value of the Friede Warrant on the date of grant to be $119,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$2.85
Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.2%
Expected life	7 years

The value of the Friede Warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the six months ended April 30, 2008. The $119,000 fair value of the Friede Warrant at the grant date has been classified as permanent equity in Additional Paid-in Capital as of April 30, 2008 in accordance with the guidance under EITF 00-19.

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

Under the Three Arch Loan Agreement, the Lenders loaned $1.0 million to the Company and the Company issued notes to the Lender (the “Notes”). The Notes bear interest at an annual rate equal to the prime rate plus six percent (6%) and are subordinated to the Company’s indebtedness to Silicon Valley Bank and Agility Capital LLC. The Notes became due and payable upon the close of the Company’s pending private investment public equity financing transaction on January 18, 2008. The Company paid $20,000 loan fee in connection with the Three Arch Loan Agreement, which has been amortized to Interest and Other Expenses as April 30, 2008. The balance of the Three Arch Loan Agreement, plus accrued interest, were paid in full as of April 30, 2008.

In connection with the Three Arch Loan Agreement, the Company granted the Lenders warrants (the “Three Arch Warrants”) to purchase, in the aggregate, 205,127 shares of the Company’s common stock at a purchase price of $1.95 per share. The Three Arch Warrants will expire 7 years from the date of issue unless previously exercised. The Company calculated the fair value of the Three Arch Warrants on the date of grant to be $329,000 using the Black-Scholes model incorporating the following assumptions:

Stock price	$2.20
Dividend yield	0%
Expected volatility	74%
Risk-free interest rate	3.8%
Expected life	7 years

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

The value of the Three Arch Warrants has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the six months ended April 30, 2008. The $329,000 fair value of the Three Arch Warrants at the grant date has been classified as permanent equity in Additional Paid-in Capital as of April 30, 2008 in accordance with the guidance under EITF 00-19.

The following table summarizes the warrant activity and related interest and fair value impact on the Company’s operations for the six months ended April 30, 2008:

		Statement of Operations
	Number of Warrant Shares	Interest Expense	Fair Value Expense
Warrant coverage for:
Carry forward from October 31, 2007:
Deferred loan discount fees amortized in 2008	—	$64,000	$—
Issued in first quarter of 2008:
Silicon Valley Bank Line of Credit:
Amendment 7	18,181	31,000	—
Amendment 8	38,461	33,000	—
John Friede Note	61,538	119,000	—
Agility Capital, LLC Note:
Fair value change – 2007 warrants	294,715	—	221,000
Amendment 2	84,091	161,000	90,000
Amendment 3	162,601	158,000	—
Three Arch Partners, et al Note	205,127	329,000	—
	864,714	$895,000	$311,000

NOTE 10—STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Sale of Common Stock and Warrants

2007 PIPE

Pursuant to the terms of the Securities Purchase Agreements dated December 12, 2007 (the “2007 Securities Purchase Agreements”), the Company completed a private placement (the “2007 Private Placement”) of 12,601,628 shares of the Company’s common stock on January 18, 2008 with Three Arch Partners IV, L.P. and affiliated funds (“Three Arch Partners”), SF Capital Partners Ltd. (“SF Capital”) and CHL Medical Partners III, L.P. and an affiliated fund (“CHL,” and together with Three Arch Partners and SF Capital, the “Investors”) at a purchase price of $1.23 per share as well as warrants to purchase an additional 630,081 shares of the Company’s common stock (the “Warrants”) at an exercise price of $1.23 per share for an aggregate consideration of approximately $15.5 million (before cash commissions and expenses of approximately $1.5 million). The purchase price represents a 40% discount to the volume weighted average price of the Common Stock on the Nasdaq Global Market, as reported by Bloomberg Financial Markets, for the 20 trading day period ending on the trading day immediately preceding the date of the 2007 Securities Purchase Agreement.   The Investors purchased the following amounts of securities in the offering:

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Investor	Shares	Warrants (Shares issuable upon exercise)
Three Arch Partners	8,130,084	406,504
SF Capital	2,032,520	101,626
CHL	2,439,024	121,951

Prior to the closing of the transaction, Three Arch Partners owned 1,024,327 shares of common stock of the Company. After the transaction was consummated, Three Arch Partners’ percentage ownership of the outstanding common stock increased from approximately 17.3% to 49.5% (and 43.9% of the common stock on a fully diluted basis).

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

The terms of the 2007 Private Placement were approved by a committee of the Company’s Board of Directors consisting only of disinterested directors. The Company received approval of a majority of the Company’s stockholders on January 17, 2008 of the 2007 Private Placement and amendment of its Certificate of Incorporation to increase the number of shares of common stock it is authorized to issue to 150,000,000 shares.

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

Under the 2007 Securities Purchase Agreement, Three Arch Partners has the right to name one member to the Board so long as Three Arch Partners beneficially owns greater than 1,000,000 shares of common stock of the Company (including shares of common stock issuable upon exercise of the Warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations). Two of the current members of the Board, Dr. Wilfred E. Jaeger and Roderick A. Young, have been designated by Three Arch Partners

In connection with the issuance of the Warrants and upon closing of the transaction, the Company entered into warrant agreements with its transfer agent relating to the Warrants. The warrant agreement relating to the Warrants issued to SF Capital contains a non-waivable provision that provides that the number of shares issuable upon exercise of the Warrants granted to SF Capital pursuant to the 2007 Private Placement will be limited to the extent necessary to assure that, following such exercise, the total number of shares of common stock of the Company then beneficially owned by such holder and its affiliates does not exceed 14.9% of the total number of issued and outstanding shares of common stock of the Company (including for such purpose the shares of common stock issuable upon such exercise of Warrants). The warrant agreement relating to the Warrants issued to the other Investors does not contain this provision.

Stock Options

The Company's 1996 Stock Option Plan ("1996 Plan"), as amended April 6, 2001, provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Options vest in accordance with their terms over periods up to four years and expire ten years from the date of grant. The 1996 Plan expired on April 1, 2006. As of April 30, 2008, options underlying 129,654 shares of common stock were outstanding under the 1996 Plan.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

On May 3, 2006, the Company’s stockholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 340,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. Since its inception, 490,717 shares have been transferred into the 2006 Plan from the 1996 Plan. On April 29, 2008, the Company’s stockholders approved the adoption of Amendment No. 1 to the 2006 Plan (the “Amendment”) to (i) increase by 2,000,000 million share the number of shares available to be issued under the 2006 Plan, (ii) increase by 35,000 the maximum number of shares under the Plan that may be granted in any one fiscal year to an individual participant from 60,000 to 95,000 and (iii) increase by 35,000 the maximum number of shares under the Plan, in connection with a participant’s initial service, such participant may be granted from 60,000 to 95,000 that will not count against the limit set forth in (ii) above. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. During six months ended April 30, 2008, 1,115,373 stock options were granted under the 2006 Plan, at an exercise price ranging from $1.35 to $2.10 per share, and for the six month period ended April 30, 2007, 122,999 stock options were granted under the 2006 Plan, at an exercise price ranging from $4.65 to $5.80 per share. As of April 30, 2008, options underlying 1,715,344 shares of common stock were available for grant in the 2006 Plan.

On April 23, 2007, the Company granted stock options with respect to 360,000 shares of its common stock in connection with the employment by the Company of its new CEO, John B. Rush. Options with respect to 150,000 shares of the Company’s common stock were issued under the 2006 Plan. Options with respect to the remaining 240,000 shares of the Company’s common stock were issued as a stand-alone grant outside the 2006 Plan and approved by the written consent of a majority of stockholders on April 20, 2007. The stock options have an exercise price of $5.80, which is equal to the fair market value per share of the Company’s common stock on the grant date. All of the options have a term of ten years and vest monthly over a four-year period. The options remain exercisable until the earlier of the expiration of the term of the option or (i) three months following Mr. Rush’s date of termination in the case of termination for reasons other than cause, death or disability (as such terms are defined in his employment agreement) or (ii) 12 months following Mr. Rush’s date of termination in the case of termination on account of death or disability. In the event that Mr. Rush is terminated for cause, all outstanding options, whether vested or not, will immediately lapse. Pursuant to his employment agreement, stock options issued to Mr. Rush were subject to an anti-dilution clause, triggered in the event the Company issued additional equity securities within the twenty-four months immediately following March 22, 2007, the date of his employment, such that the number of options granted to Mr. Rush under the employment agreement remains equivalent to 3% of the outstanding common stock of the Company. At its January 15, 2008 meeting, the Board of Directors, agreed to make an additional award to Mr. Rush as part of his employment. As a result of the 2007 Private Placement, the Company issued 190,000 and 376,094 options underlying common stock from the 2006 Plan and outside the 2006 Plan, respectively, to Mr. Rush at an exercise price of $1.40 per share, the closing price of the Company’s common stock on January 15, 2008, the date the option grant was approved by the Board of Directors. The stock options vest 25% upon the first anniversary of the grant date, and then evenly over the remaining (36) thirty-six months, such that all options are vested after four years, and have a term of ten years.

In addition, three members of the executive management team were granted anti-dilution guarantees by the Board of Directors as consideration of their employment. The Company issued 440,369 stock options to these executives from the 2006 Plan, at an exercise price of $1.40 per share, the closing price of the Company’s on January 15, 2008, the date the option grant was approved by the Board of Directors. Also at the January 15, 2008 meeting, the Board of Directors granted, from the 2006 Plan, stock options underlying 156,000 shares of the Company’s common stock to certain management employees, at a $1.40 exercise price. The stock options vest 25% after a one year cliff, and then evenly over the remaining (36) thirty-six months, such that all options are vested after four years, and have a term of ten years.

On February 15, 2008, the Company’s Board of Directors approved, subject to the approval of the Company’s stockholders, a plan to re-price all existing employee stock options at $2.05 per share, the closing price of the Company’s common stock on February 15, 2008, except for the 2006 Premium Price Awards, which were re-priced to $3.25 per share, which is equal to 159% of the re-priced fair value of the Company’s common stock. The re-pricing applies to all stock options outstanding as of February 15, 2008 held by all persons who are currently employed or actively engaged by us, including our executive officers, and to certain other persons for which the Board determined that re-pricing was appropriate (collectively, the “Eligible Participants”). The number of shares subject to the new stock options was determined based on a Black-Scholes valuation of the existing stock option such that the Black-Scholes value of the new stock option will approximately equal the Black-Scholes value of the existing stock option. All new stock options continue to vest in accordance with the vesting terms of the existing stock options. All new stock options, to the extent such option are vested, will be exercisable for a period of seven years. The Stockholders approved the re-pricing at their annual meeting on April 29, 2008. As a result of the re-pricing exercise, options underlying 691,852 shares of common stock, with an exercise price ranging from $11.15 to $83.75, were replaced by options underlying 535,257 shares of common stock, with and exercise price of $2.05 or $3.25 for the 2006 Premium Awards.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the re-pricing activity approved by the Board of Directors and stockholders as of April 30, 2008:

	Employee Options Cancelled and Re-priced		Re-priced Options Granted
Plan	Shares	Range of Exercise Price	Shares	Weighted Avg. Exercise Price
1996 Plan	179,060	$11.15 — $ 83.75	41,595	$2.05
Premium Price	49,900	$16.75 — 16.75	22,658	$3.25
2006 Plan	222,892	$4.65 — 5.80	231,004	$2.05
CEO Options	240,000	$5.80 — $ 5.80	240,000	$2.05
	691,852	$4.65 $ 83.75	535,257	$2.05

On April 29, 2008, the Company’s stockholders approved the 2008 Non-Employee Directors’ Equity Compensation Plan (the “2008 Director Plan”). The 2008 Directors Plan supersedes the 2003 Non-Employee Directors' Equity Compensation Plan. Under the 2008 Director Plan, the Company may issue up to 1,500,000 shares to eligible non-employee directors of the Company through non-qualified options and/or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest in accordance with the terms set forth at the time of the grant, and will become exercisable provided that the holder is a non-employee director of the Company on any such vesting date. The options expire ten years from the date of grant. Pursuant to the terms of the 2008 Director Plan, the Board of Directors and the stockholders approved a one-time non-statutory stock option grant to each non-employee director, to purchase 30,000 shares of the Company’s common stock, and to the Chairman of the Board, a non-statutory stock option grant to purchase 45,000 shares of the Company’s common stock, in exchange for all of such director’s and the Chairman’s outstanding stock options. As a result, the Company cancelled 68,000 stock options, with a range of exercise price between $6.15 and $44.00 from the 2003 Non-Employee Director Equity Compensation Plan, and issued 195,000 stock options, from the 2008 Director Plan, at an exercise price of $2.10 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on February 13, 2008, which is the date the Company’s Compensation Committee approved the exchange.

In addition, under the terms of the 2008 Director Plan, each non-employee director elected to serve on the Board at the annual meeting is granted a non-statutory stock option to purchase 10,000 shares of the Company’s common stock. On the date of such meeting, the non-employee director elected or appointed Chairman of the Board shall be granted an additional 10,000 stock options. Each individual who is first elected or appointed as a non-employee director shall be granted, on the date of such initial election or appointment, a stock option to purchase 30,000 shares of common stock. Pursuant to these terms, and subsequent to its annual meeting on April 29, 2008, the Company issued 100,000 stock options at a $1.65 exercise price, the closing price of the Company’s common stock on April 29, 2008 to its non-employee Directors appointed at the annual meeting. The options vest one year from the date of grant and have a seven-year term from the date of grant.

At April 30, 2008, a total of 2,991,344 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2005	346,488	482,822	$0.15- $122.70
Granted	(290,600)	290,600	$9.60 - $16.75
Forfeited and expired	(38,888)	(85,324)	$5.55 - $83.75
Exercised	—	(437)	$5.55 - $ 5.60
Additional shares reserved	340,000	—

Balance at October 31, 2006	357,000	687,661	$0.15 - $122.70
Granted	(492,894)	492,894	$4.65 - $6.15
Forfeited and expired	296,255	(279,132)	$3.50 - $122.70
Exercised	—	—	—
Additional shares reserved	240,000	—	—

Balance at October 31, 2007	400,361	901,423	$0.15 - $117.50

Granted	(1,360,467)	1,360,467	$1.35 - $2.10
Forfeited and expired	45,774	(45,774)	$2.05 - $117.50
Exercised	—	—	—
Additional shares reserved	3,876,081	—	—
Shares cancelled for re-priced	691,852	(691,852)	$4.65 - $83.75
Shares cancelled for exchange	68,000	(68,000)	$6.15 - $44.00
Shares issued for re-pricing	(535,257)	535,257	$2.05 - $3.25
Shares issued in exchange	(195.000)	195,000	$2.10

Balance at April 30, 2008	2,991,344	2,186,521	$0.15 - $83.75

There were 219,019, 333,904 and 375,733 options exercisable with weighted average exercise prices of $20.63, $34.70 and $42.85 at April 30, 2008, October 31, 2007 and 2006, respectively.

The following table summarizes options outstanding at April 30, 2008 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.15 - $1.35	61,400	9.71	$1.32	1,400	$0.15
$1.40 - $1.40	1,132,463	9.71	$1.40	—	—
$1.65 - $1.65	160,000	8.76	$1.65	—	—
$2.05 - $2.05	509,700	8.71	$2.05	118,042	$2.05
$2.10 - $83.75	322,958	6.90	$14.97	99,577	$42.95
	2,186,521	8.99	$3.57	219,019	$20.63

The average fair value for accounting purposes of options granted was $0.95, $3.15 and $5.45 for the six months ended April 30, 2008 and for the years ended October 31, 2007 and 2006, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of April 30, 2008 and October 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value
As of October 31, 2007:
Employee Options Outstanding	901,423	$17.60	7.54	$3,710
Employee Options Expected to Vest	567,519	$2.80	2.82	$—
Employee Options Exercisable	333,904	$34.70	5.26	$3,710

As of April 30, 2008
Employee Options Outstanding	2,186,521	$3.55	8.99	$243,523
Employee Options Expected to Vest	1,967,502	$16.65	7.98	$241,493
Employee Options Exercisable	219,019	$20.65	6.33	$2,030

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

	Six months ended April 30,	Year Ended October 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	72%	61%	63%
Risk-free interest rate	3.4%	4.8%	4.9%
Expected life	5 years	5 years	5 years

Stockholders' Rights Plan

In October 1998, the Board of Directors of the Company implemented a rights agreement (the “Rights Agreement”) to protect stockholders' rights in the event of a proposed takeover of the Company. In the case of a triggering event, each right entitles the Company's stockholders to buy, for $80, $160 worth of common stock for each share of common stock held. The rights will become exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's common stock. The rights, which expire in October 2008, are redeemable at the Company's option for $0.005 per right. The Company also has the ability to amend the rights, subject to certain limitations. On May 2, 2007, the Company entered into a Third Amendment to Rights Agreement, which amended the Rights Agreement to provide, among other things, that the Board of Directors of the Company may determine that a person who would otherwise become an Acquiring Person (as defined in the Rights Agreement) has become such inadvertently, and provided certain conditions are satisfied, that such person is not an Acquiring Person for any purposes of the Rights Agreement.

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan ("the ESPP") under which 60,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In the six months ended April 30, 2008 and the years ended October 31, 2007 and 2006, the shares issued under the ESPP were 6,512, 30,816 shares and 19,298 shares, respectively. At April 30, 2008 and October 31, 2007, 187,197 shares and 43,951 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of April 30, 2008 and October 31, 2007, a cumulative total of 23,399 shares had been repurchased by the Company at a cost of $227,000, respectively, and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE 11—COMMITMENTS AND CONTINGENCIES

NASDAQ Delisting

The Company received a NASDAQ Stock Market (“Nasdaq”) Staff Deficiency Letter dated September 21, 2007 indicating that, based on the Quarterly Report on Form 10-Q for the period ended July 31, 2007, Nasdaq had determined that the Company was not in compliance with the minimum $10 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). On December 11, 2007, the Company received formal notice that a Nasdaq Listing Qualifications Panel (the “Panel”) had granted the Company’s request for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market, and continued listing on the Nasdaq Capital Market, subject to the following exception:

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

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

Further, on October 5, 2007, the Company received a notice from Nasdaq, dated October 5, 2007 indicating that for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company had 180 calendar days, or until April 2, 2008, to regain compliance. The Company did not regain compliance with the Rule by April 2, 2008, and on April 4, 2008, Nasdaq notified the Company that its common stock would be delisted on April 15, 2008. On April 10, 2008, The Company appealed the delisting decision pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series, and was granted a hearing with a Nasdaq Listing Panel on May 22, 2008 The Company’s common stock continued to trade on the Nasdaq Capital Market pending the outcome of such hearing.

On February 5, 2008, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) dated February 4, 2008 providing notice that the Company has demonstrated compliance with Nasdaq Marketplace Rules, and that the Nasdaq Listing Qualifications Panel has determined to continue the listing of the Company’s securities on Nasdaq. In addition, the Nasdaq Staff has approved the Company’s application to list its common stock on The Nasdaq Capital Market. The Company’s common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective February 6, 2008.

On April 29, 2008, the Company’s stockholders approved a 1 share for 5 share reverse split to regain compliance with the Nasdaq minimum bid price rule. The reverse split became effective on May 1, 2008. The Company’s common stock traded at or above the $1.00 minimum bid price for the period May 1, 2008 through May 14, 2008, which marked 10 consecutive trading days in which the closing bid price exceeded the $1.00 minimum. On May 15, 2008, the Company was notified by Nasdaq that it had regained compliance with the minimum bid price requirements and no further action was required. (see Note 12 - Subsequent Events).

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

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Outsourcing

On April 20, 2008, the Company entered into an administrative management agreement with third-party administrator (the “Administrator”). Under the terms of the agreement, all of the Company’s employees became employees of the Administrator, and the Administrator assumed the cost all employee-related health benefit costs, workers’ compensation insurance and the payroll and Human Resource functions of the Company. The Company pays a monthly fee to the Administrator equal to the monthly payroll for its former employees, plus a fixed fee as a percentage of the payroll costs, to cover the costs of the employees participation in the Administrator’s benefit plans, net of employee contributions, workers’ compensation costs, and the payroll and Human Resource management costs.

Agreements

The Company maintains agreements with certain key management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

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

In February 2008, an individual plaintiff, Richard Hodge, filed a complaint in the Multnomah County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Hodge to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in the Company’s former CORVUS and BAT products. The plaintiff is seeking a judgement of up to $3 million in economic damages and $3 million of non-economic damages. The Company denies liability and intends to vigorously defend itself in this litigation as it progresses. No trial date has yet been set.

NORTH AMERICAN SCIENTIFIC, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 12—SUBSEQUENT EVENTS

Reverse Stock Split

At the Company’s Annual Meeting , held on April 29, 2008, the Company’s stockholders approved a reverse split of the Company’s common stock in a ratio of one share for five shares. The reverse split became effective at 12:01am PDT on May 1, 2008. In conjunction with the reverse stock split, the Company’s common stock began trading under its new stock symbol “NASM” on the Nasdaq Capital Market. The number of shares and the per share amounts as of April 30, 2008 and 2007 have been retrospectively restated for the effect of the reverse stock split. The reverse stock split had no effect on the par value of the Company’s common stock or the total authorized shares.

NASDAQ Delisting

The Company received a letter from Nasdaq Stock Market (“Nasdaq”)dated May 15, 2008 providing notice that the Company’s previous bid price deficiency has been cured, and that the Company has demonstrated compliance with Nasdaq Marketplace Rules. As a result of regaining compliance with Nasdaq Marketplace Rules, the Nasdaq Listing Qualifications Panel determined that a hearing scheduled for May 22, 2008 regarding the potential delisting of the Company’s common stock was no longer necessary. The Company’s common stock will continue to be listed on The Nasdaq Capital Market and will continue to trade under the symbol “NASM.”

Officer Departure

On May 3, 2008, the Company announced that Mr. L. Michael Cutrer had submitted his resignation as the Company’s Chief Technology Officer. Mr. Cutrer’s last day was May 30, 2008. Pursuant to Mr. Cutrer’s employment agreement, the Company recorded $1.0 million in severance obligation and accelerated the vesting of all outstanding and unvested stock options held by Mr. Cutrer at the date of his departure. The severance compensation will be paid to Mr. Cutrer by the Company monthly over a three year period.

Amendment to the SVB Loan Agreement

On May 28, 2008, the Company entered into the Ninth Amendment to the Loan and Security Agreement (the “Ninth Amendment”) with Silicon Valley Bank, which became effective on June 10, 2008. The Ninth Amendment includes a $3.0 million Growth Capital Loan which provides for an advance period during which $1.5 million will be advanced to the Company on the date of execution of the Amendment, and $1.5 million will be advanced to the Company no later than September 2008. The Growth Capital Loan provides for interest only payments through the advance period at prime plus 2.25%, and 36 month repayment including principal and interest. In addition, the Ninth Amendment renews the revolving credit facility under which the Company may borrow an additional $3.0 million based upon eligible receivables. The revolving credit facility is payable monthly and carries interest at prime plus 0.50%, and is subject to certain financial covenants. The revolving credit facility expires 24 months from the date of execution of the Ninth Amendment.

In connection with the Ninth Amendment, the Company granted a warrant to the Silicon Valley Bank to purchase 99,337 shares of the Company’s common stock as determined by dividing the warrant price of $150,000 by the $1.51 warrant price per share, which is equal to the closing price of the Company’s common stock on May 19, 2008, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised.

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

In November 2006, we announced the introduction of ClearPathTM, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (“APBI”). APBI is a standard radiation treatment appropriate for all women with early stage breast cancer. Typically, patients undergoing radiation treatment for breast cancer are treated with external beam radiation (EBR). The EBR treatments are delivered daily for a period of six weeks. Women who receive APBI instead of EBR can be treated in just 5 days with the same level of efficacy and with better control of radiation dose to surrounding tissue. Management estimates that approximately 250,000 women in the United States are diagnosed with breast cancer each year. With early detection on the rise, we believe the total market for APBI devices in the United States to be as high as $500 million per year.

Our ClearPath systems are designed to place the radiation source directly into the post-lumpectomy site which reduces the treatment time to approximately 5 days compared to six weeks and reduces the risks associated with the external beam radiation treatment. Our Clearpath device is placed through a single incision and is designed to conform to the tumor resection cavity, allowing physicians to deliver a more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. Our ClearPath family of devices are designed to deliver either high-dose rate treatment, (ClearPath-HDR™) or low-dose rate continuos treatments (ClearPath-CR™).

We have received 510(k) approval from the United States Food and Drug Administration for both ClearPath-CR™ to enable a low-dose rate, or continuous release treatment utilizing our Prospera® brachytherapy seeds, and for ClearPath-HDR™ to enable a high-dose rate treatment. Throughout 2007 and the first half of 2008, we have been gaining clinical experience with the first generation ClearPath-HDR in 2007, and we intend to launch the second generation devices in 2008, to be followed by the general commercial release of our ClearPath-CR.

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

We have incurred substantial net losses since fiscal year 2000. We expect the losses to continue for at least the next fiscal year as we continue to develop our ClearPath product, and obtaining adequate financing is an important part of our business strategy. In January 2008, we completed a financing transaction in which we raised a net of $14.0 million through a private placement of our common stock with three of our major shareholders. The inflow of cash has allowed us to meet our operating expenses and continued development of our ClearPath product.

Results of Operations

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

Total Revenue

	Three Months Ended April 30,
	2008	2007	% Change
($ millions)
Radiation Sources	$4.6	$3.8	22.4%

Total revenue increased $0.8 million or 22% to $4.6 million for the three months ended April 30, 2008 from $3.8 million for the three months ended April 30, 2007. The increase in revenue is due to a $0.9 million or 24% increase in sales volume, primarily in our palladium brachytherapy seeds sold to third-party distributors, partially offset by a $0.1 million or 2% decline in volume from our non-therapeutic products. Average selling prices remained unchanged period over period.

Gross profit
	Three Months Ended April 30,
	2008	2007	% Change
($ millions)
Radiation Sources	$1.7	$1.2	40.9%
(% of Revenue)
Radiation Sources	35.8%	31.2%	4.6%

Gross profit increased $0.5 million, or 40.9%, to $1.7 million for the three months ended April 30, 2008 from $1.2 million for the three months ended April 30, 2007. The increase in gross profit is due to the $0.8 million increase in revenue noted above, partially offset by a $0.3 million increase in material and labor costs as a result of a shift in our product mix to palladium seeds from iodine seeds and overtime incurred to meet increased production. Gross profit as a percent of sales increased to 35.8% in the three months ended April 30, 2008 from 31.2% in the three months ended April 30, 2007. The increase in our gross profit as a percent of sales is primarily due to the higher volume in revenue and cost controls implemented to reduce our per seed production costs, offset somewhat by a shift in product mix to palladium from iodine seeds.

Selling and marketing expenses
	Three Months Ended April 30,
	2008	2007	% Change
($ millions)
Selling and marketing expenses	$1.5	$0.9	71.4%
As a percent of total revenue	31.6%	22.6%

Selling and marketing expenses, comprised primarily of salaries, commissions, and marketing costs, increased $0.6 million, or 71.4%, to $1.5 million for the three months ended April 30, 2008, from $0.9 million for the three months ended April 30, 2007. The increase in selling and marketing expenses is primarily attributed to $0.1 million increase in sales commissions related to the increased sales of brachytherapy products, $0.1 million increase in printing costs for marketing materials associated with our product re-branding, a $0.2 million increase in consulting fees and a $0.2 million net increase in other marketing expenses.

General and administrative expenses ("G&A")
	Three Months Ended April 30,
	2008	2007	% Change
($ millions)
General and administrative expenses	$2.6	$2.0	28.0%
As a percent of total revenue	56.1%	53.6%

G&A increased $0.6 million, or 28%, to $2.6 million for the three months ended April 30, 2008, from $2.0 million for the three months ended April 30, 2007. The increase in G&A is primarily attributed to a $0.4 million increase in the allowance for bad debts, a $0.2 million increase in accrued bonuses, $0.1 million increase in share-based compensation expense and a $0.2 million net increase in other general and administrative expense categories, partially offset by a $0.3 million decrease in legal fees.

Research and development (“R&D”)
	Three Months Ended April 30,
	2008	2007	% Change
($ millions)
Research and development expenses	$1.6	$0.4	311.7%
As a percent of total revenue	34.1%	10.1%

R&D increased $1.2 million or 311.7%, to $1.6 million for the three months ended April 30, 2008, from $0.4 million for the three months ended April 30, 2007. The increase in R&D spending is primarily due to $0.2 million increase in salaries and related employment expenses and a $1.0 million increase in spending on product development for our ClearPath™ breast brachytherapy device.

Severance Expense
	Three Months Ended April 30,
	2008	2007	% Change
($ millions)
Severance expenses	$0.3	$—	100.0%
As a percent of total revenue	7.5%	—%

Severance expense of $0.3 million is related to negotiated severance contracts with three employees whose positions with the Company were eliminated.

Interest and other income (expense), net — reflects interest income on our cash balances from overnight sweep activities during the three months ended April 30, 2008, and, for the three months ended April 30, 2007, reflects $0.1 million warrant amortization expense, partially offset by interest income on our cash balances.

Six Months Ended April 30, 2008 Compared to Six Months Ended April 30, 2007

Total Revenue

	Six Months Ended April 30,
	2008	2007	% Change
($ millions)
Radiation Sources	$9.0	$7.7	16.5%

Total revenue increased $1.3 million or 16.5% to $9.0 million for the six months ended April 30, 2008 from $7.7 million for the six months ended April 30, 2007. The increase in our Radiation Sources business reflects a $1.1 million increase due to sales volume, primarily in sales of our palladium brachytherapy seeds to third-party distributors, coupled with a $0.2 million increase in average selling prices. The increase in average selling prices reflect a shift in the mix of our seed sales to palladium from iodine as a result of the aforementioned distribution contracts.

Gross profit
	Six Months Ended April 30,
	2008	2007	% Change
($ millions)
Radiation Sources	$3.2	$2.6	21.7%
(% of Revenue)
Radiation Sources	35.2%	33.7%	1.5%

Gross profit increased $0.6 million, or 21.7%, to $3.2 million for the six months ended April 30, 2008 from $2.6 million for the six months ended April 30, 2007. The increase in gross profit is the result of the increases in total revenue as noted above, and to a lesser extent, a $0.2 million reduction in seed production costs as a result of lower material costs and increased efficiency in material usage. The gains in gross profit were somewhat offset by $0.4 million increase in direct labor costs to meet the higher revenue volume and a $0.5 million increase in overall costs due to a shift in product mix to a higher presence of palladium seeds sales arising from our third-party distribution arrangements. Gross profit as a percent of sales increased 1.5% to 35.2% in the six months ended April 30, 2008 from 33.7% in six months ended April 30, 2007. Our gross profit as a percent of sales increase 1.5% to 35.2% for the six months ended April 30, 2008 from 33.7% for the six months ended April 30, 2007, primarily due lower average production costs per seed, somewhat offset by the change in product mix towards palladium seeds.

Selling and marketing expenses
	Six Months Ended April 30,
	2008	2007	% Change
($ millions)
Selling and marketing expenses	$2.3	$1.8	29.6%
As a percent of total revenue	25.8%	23.2%

Selling and marketing expenses, comprised primarily of salaries, commissions, and marketing costs, increased $0.5 million, or 29.6%, to $2.3 million for the six months ended April 30, 2008, from $1.8 million for the six months ended April 30, 2007. The increase in selling and marketing expenses is primarily attributed to a $0.2 million increase in research grants provided qualified organizations, a $0.1 million increase in commissions related to the increased sales of brachytherapy products, a $0.1 million increase in consulting fees and a $0.1 million net increase all other marketing expenses.

General and administrative expenses ("G&A")
	Six Months Ended April 30,
	2008	2007	% Change
($ millions)
General and administrative expenses	$5.4	$4.4	22.7%
As a percent of total revenue	60.6%	57.6%

G&A increased $1.0 million, or 22.7%, to $5.4 million for the six months ended April 30, 2008, from $4.4 million for the six months ended April 30, 2007. The increase in G&A is primarily attributed to a $0.2 million increase in the allowance for bad debts, a $0.4 million increase in accrued bonuses, $0.1 million increase in loan origination fees related to borrowing activities in the first quarter of 2008, a $0.1 million increase in salaries and payroll related expenses and a $0.3 million net increase in other general and administrative expense categories, partially offset by a $0.1 million decrease in insurance costs as a result of the disposition of the NOMOS operation.

Research and development (“R&D”)
	Six Months Ended April 30,
	2008	2007	% Change
($ millions)
Research and development expenses	$2.4	$0.8	219.1%
As a percent of total revenue	27.2%	9.9%

R&D increased $1.6 million or 219.1%, to $2.4 million for the six months ended April 30, 2008, from $0.8 million for the six months ended April 30, 2007. The increase in R&D spending is primarily due to a $1.2 million increase in spending on product development for our ClearPath™ breast brachytherapy device, a $0.3 million increase in salaries and related employment expenses and a $0.1 million increase in professional fees relating to new product development.

Severance Expenses
	Six Months Ended April 30,
	2008	2007	% Change
($ millions)
Severance expenses	$0.3	$—	100%
As a percent of total revenue	3.9%	—%

Severance expense of $0.3 million is related to negotiated severance contracts with three employees whose positions with the Company were eliminated.

Interest and other income (expense) net — increased by $1.0 million to $1.0 million due to an increase in our borrowing activities primarily in the first quarter of fiscal year 2008 and the last half of fiscal year 2007. Interest expense for the six months ended April 30, 2008 includes $0.9 million amortization of warrants issued as debt discount in connection with short-term borrowings and $0.1 million of cash paid for loan origination, and interest on such borrowings.

Adjustment for fair value of derivatives — increased by $0.3 million to $0.3 million as a result of fluctuations recorded in the fair value of warrants issued in connection with our borrowing activities.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, short-term borrowings, public offerings and private placements of our common stock.  We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, short-term and long-term borrowings, lines of credit and our ability to raise capital through the sale of our common stock, and/or securities convertible to debt.

To supplement our available cash, on May 28, 2008, we entered into a Ninth Amendment to our previously expired borrowing arrangement with Silicon Valley Bank. The Ninth Amendment provides us with $6.0 million available borrowing capacity as follows:

▪
a $3.0 million Growth Capital term loan, to be funded one half in June 2008 and one half no later than September 2008. Interest accrues at the Bank prime rate plus 2.25% and is payable on the outstanding principal balance monthly from the date of the first borrowing. The principal balance of the Growth Capital loan is repayable in equal installments of $83,333 over thirty-six (36) months beginning in the month after the loan is fully funded; and

▪
a $3.0 million revolving credit facility based upon eligible receivables balance as defined by the Ninth Amendment, which is payable monthly. Interest on the revolving credit facility is payable monthly at Bank prime plus 0.50% per annum, and may increase to Bank prime plus 1.5% if we fail to meet the Quick Ratio Test as defined in the Ninth Amendment. The revolving line of credit matures in twenty-four (24) months from the date of signing. The revolving line of credit is subject to certain financial covenants, which cross over to the Growth Capital Loan in the event that both facilities have an outstanding balance on any given month.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of April 30, 2008, the Company has an accumulated deficit of $156.7 million; cash, cash equivalents and marketable securities of $3.8 million, available financing arrangements of $6.0 million and no long-term debt.

Based on our current operating plans, management believes that the existing cash resources and cash forecasted by management to be generated by operations, as well as our short-term and long-term borrowings, lines of credit and our ability to raise capital through the sale of our common stock and/or securities convertible to debt, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we raised additional financing in the first quarter of fiscal 2008 to fund our continuing operations, support the further development and launch of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation, and other activities. In addition, subsequent to April 30, 2008, we negotiated a $3.0 million term loan and renewed our expired line of credit for $3.0 million with a bank. However, there is no assurance that we will be successful with our plans. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

We also expect that in future periods new products and services will provide additional cash flow, although no assurance can be given that such cash flow will be realized, and we are presently placing an emphasis on controlling expenses.

As of April 30, 2008, we had cash, and cash equivalents aggregating approximately $3.8 million, an increase of approximately $3.2 million from $0.6 million at October 31, 2007. The increase was primarily attributed to $14.0 million net proceeds from the sale of our common stock in January 2008, partially offset by $3.3 million in payment of debt, $7.1 million used in operating activities (including $0.7 million used for discontinued operations) and $0.4 million used for capital expenditures.

Cash flows used in operating activities, excluding cash used in discontinued operations, increased $1.9 million, or 43.1%, to $6.5 million for the six months ended April 30, 2008 from $4.5 million for the six months ended April 30, 2007, primarily due to

▪	$4.2 million increase in our net loss from continuing operations;
▪	$0.6 million decline in collections of accounts receivable due to higher sales volume and extended terms offered to certain customers,.

which were partially offset by

▪	$0.3 million decrease in prepaid and other current assets
▪	$0.4 million reduction in inventory expenditures resulting from lower inventory costs and increased efficiency in inventory usage;
▪	$1.1 million increase from accounts payable and accrued liabilities as we attempt to more closely align our expenditures with our collections; and
▪
$1.1 million increase generated by non-cash expenses such as the amortization of warrants, the change in fair value of warrant derivative liabilities, share-based compensation expense and the provision for doubtful accounts,

Cash used in discontinued operations during the six months ended April 30, 2008 reflects payment of legacy accounts payable and accrued liabilities retained by us in accordance with the terms of sale of our NOMOS operation.

Net Cash (used in) provided by investing activities decreased $7.8 million to $0.4 million cash used for the six months ended April 30, 2008, from $7.4 million cash provided for the six months ended April 30, 2007. The decrease reflects the additional draw down of our balance of marketable securities to fund operations in 2007, and $0.3 million of capital expenditures in 2008.

Cash provided by financing activities was $10.7 million for the six months ended April 30, 2008, and was less than $0.1 million for the six months ended April 30, 2007. The increase is due to $14.0 million in net proceeds from the private placement of our common stock in 2008, partially offset by the net repayment of $3.3 million of lines of credit.

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

Revenue Recognition

We sell products for radiation therapy treatment, primarily brachytherapy seeds used in the treatment of cancer and non-therapeutic sources used in calibration. We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “ Revenue Recognition” for the sale of non-software products.  SAB No. 104, which supersedes SAB No. 101, “ Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, we recognize revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recorded 100% valuation allowance against its deferred tax assets until such time that becomes more likely than not that the Company will realize the benefits of its deferred tax assets. On November 1, 2007, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”.

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

Under SFAS 123(R), we attribute the value of share-based compensation to expense using the straight-line method. We use a 10% forfeiture rate under the straight-line method based on historic and estimated future forfeitures. On March 16, 2006, we granted 130,000 stock options that contain certain market conditions (“2006 Premium Price Awards”) The 2006 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $16.75 per share, which is equal to 159% of the fair market value of our common stock on the grant date. The 2006 Premium Price Awards also include a condition that provides that such stock options will only vest if the closing price of our common stock is equal to or greater than $16.75 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. If the market condition is not satisfied by the third anniversary of the date of grant, the 2006 Premium Price Awards will not vest. Subject to the attainment of the market condition, the 2006 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on March 16, 2008, the second anniversary of the grant date. The 2006 Premium Price Awards have a term of 8 years from the date of grant. The 2006 Premium Price Awards, share-based compensation expense has been estimated using a 40% forfeiture rate and is included in share-based compensation expense. Share-based compensation expense related to stock options and employee stock purchases was $167,000 and $178,000, including expense for the 2006 Premium Price Awards, for the six months ended April 30, 2008 and 2007, respectively, and was recorded in the financial statements as a component of general and administrative expense.

We use the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based primarily upon historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. For purposes of financial statement presentation and pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.
.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the six months ended April 30, 2008 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) , who also currently serves as our principal financial officer, of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended April 30, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We have experienced significant losses and expect to incur losses in the future. As a result, the amount of our cash, cash equivalents, and investments in marketable securities has materially declined. We raised additional equity financing in January 2008 to fund our continuing operations, support the further development and launch of ClearPath and other activities. If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $8.7 million in the six months ended April 30, 2008, and $21.0 million and $17.1 million in our fiscal years ended October 31, 2007 and 2006, respectively. In addition, we have used cash in operations of $7.1 million in the three months ended April 30, 2008, and $12.3 million and $15.9 million for our fiscal years ended October 31, 2007 and 2006, respectively.  As of April 30, 2008, we had an accumulated deficit of $156.7 million; cash and cash equivalents of $3.8 million, and no long-term debt.

To supplement our available cash, on May 28, 2008, we entered into a Ninth Amendment to our previously expired borrowing arrangement with Silicon Valley Bank. The Ninth Amendment provides us with $6.0 million available borrowing capacity as follows:

▪
a $3.0 million Growth Capital term loan, to be funded one half in June 2008 and one half no later than September 2008. Interest accrues at the Bank prime rate plus 2.25% and is payable on the outstanding principal balance monthly from the date of the first borrowing. The principal balance of the Growth Capital loan is repayable in equal installments of $83,333 over thirty-six (36) months beginning in the month after the loan is fully funded; and

▪
a $3.0 million revolving line of credit based upon eligible receivables balance as defined by the Amendment, which is payable monthly. Interest on the revolving line of credit is payable monthly at Bank prime plus 0.5% per annum, and may increase to Bank prime plus 1.5% if we fail to meet the Quick Ratio Test as defined in the Ninth Amendment. The revolving line of credit matures in twenty-four (24) months from the date of the execution of the Ninth Amendment. The revolving line of credit is subject to certain financial covenants, which cross over to the Growth Capital Loan in the event that both facilities have an outstanding balance on any given month.

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

The amount of working capital that we will need in the future will also depend on our efforts and many factors, including:

▪	Our ability to successfully develop, market and sell our products, including the successful further development and launch of our new ClearPath device for treatment of breast cancer;
▪	Continued scientific progress in our discovery and research programs;
▪	Levels of selling and marketing expenditures that will be required to launch future products and achieve and maintain a competitive position in the marketplace for both existing and new products;

▪	Structuring our businesses in alignment with their revenues to reduce operating losses;
▪	Levels of inventory and accounts receivable that we maintain;
▪	Level of capital expenditures;
▪	Acquisition or development of other businesses, technologies or products;
▪	The time and costs involved in obtaining regulatory approvals;
▪	The costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
▪	The potential need to develop, acquire or license new technologies and products.

We completed a private placement of $15.5 million of our common stock in January 2008, raising a net $14.0 million; however, we may need to raise additional equity financing, reduce operations and take other steps to achieve positive cash flow. We also may be required to curtail our expenses or to take steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. We cannot assure you that we will be successful in these efforts or that any or some of the above factors will not negatively impact us. We believe that we will have sufficient cash to sustain us at least through the next twelve months.

Future financing transactions will likely have dilutive and other negative effects on our existing stockholders.

In January 2008, we completed a private placement of 12,601,628 shares of our common stock that also included 630,081 shares of common stock issuable upon exercise of warrants. This financing resulted in significant dilution of our current stockholders, such that the three participants in the private placement transaction now control in excess of 70% of our outstanding common stock. If we raise additional equity financing in the future, the percentage ownership held by existing stockholders would be further reduced, and existing stockholders may experience further significant dilution. In addition, new investors may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions.

Our stock price currently does not meet the minimum bid price for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market.

At points during the past 52 weeks, the minimum bid price for our common stock listed on the Nasdaq Capital Market has closed below the $1.00 minimum. On October 5, 2007, we received a notice from Nasdaq, dated October 5, 2007 indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). We were able to regain compliance with the $1 minimum bid requirement by effecting a 1 share for 5 share reverse stock split, which was approved by our stockholders on April 29, 2008 and became effective on May 1, 2008. Our common stock traded at or above the $1.00 minimum bid price for the period May 1, 2008 through May 14, 2008, which marked 10 consecutive trading days in which the closing bid price exceeded the $1.00 minimum. On May 15, 2008, we were notified by Nasdaq that our common stock had regained compliance with the minimum bid price requirements and no further action was required on our part.

If, in the future, our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the American Stock Exchange, the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets.

In addition, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities. We may need to raise additional financing in fiscal 2008 to fund our continuing operations, support the launch and further development of ClearPath, and other activities. Delisting from Nasdaq also would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to   raise additional capital.

Our common stock is subject to continued listing requirements of the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

Beyond the risk of delisting arising from the $1.00 minimum closing bid price requirement, our common stock is subject to a number of other requirements under Maintenance Standards for continued listing on the Nasdaq Capital Market, including but not limited to, a $2.5 million minimum stockholders’ equity under Maintenance Standard 1, as set forth in Marketplace Rule 4310(c)(3). Currently, our $4.5 million of stockholder’s’ equity at April 30, 2008 is sufficient to meet the minimum required under Maintenance Standard 1. However, continued losses will erode our Stockholders’ Equity, and cause us to become non-compliant with this continued listing requirement.

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

We previously have announced the introduction of ClearPath, a new brachytherapy device for the treatment of breast cancer. Because we believe that our ClearPath device has certain technical and market advantages, we expect that this device may generate significant revenues in the future. There are a number of factors which could affect our ability to achieve this goal, including:

▪	The successful further development of a commercially marketable device;
▪	The successful launch of a marketing and sales program for this device;
▪	Our ability to protect our intellectual property through patents and licenses and avoid infringement of intellectual property of others;
▪	The successful completion of technical improvements to the device;
▪	Our ability to successfully manufacture production quantities of the device;
▪
The acceptance of the device by physicians and health professionals as an alternative to other approaches to delivering radiation to a cancer patient’s breast tissue or to other products using a similar approach but employing different competitive technologies; and

▪	Our ability to hire and train a direct sales force to sell the device.

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

Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of John B. Rush, our president and chief executive officer and Troy A. Barring, our chief operating officer. Our future business and financial results could be adversely affected if the services of Messrs. Rush or Barring or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In fiscal 2007 and the first quarter of fiscal 2008, less than 5% of our product revenues and less than 5% of our total revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

▪	our customers' ability to obtain reimbursement for procedures using our products in foreign markets;
▪	the burden of complying with complex and changing foreign regulatory requirements;
▪	language barriers and other difficulties in providing long-range customer support and service;
▪	longer accounts receivable collection times;
▪
significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could fluctuate relative to the price they can charge their customers;

▪	reduced protection of intellectual property rights in some foreign countries; and
▪	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

The results of operations for any fiscal quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. As a consequence, operating results for a particular future period are difficult to predict. Such factors include the following:

▪	Our net sales may grow at a slower rate than experienced in previous periods and, in particular periods, may decline;
▪	Our future sales growth is highly dependent on the successful introduction of our ClearPath device;
▪
Our brachytherapy product lines may experience some variability in revenue due to seasonality. This is primarily due to three major holidays occurring in our first fiscal quarter and the apparent reduction in the number of procedures performed during summer months, which could affect our third fiscal quarter results;

▪
Estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such assessments and decisions;

▪
As a result of our growth in past periods, our fixed costs have increased. With increased levels of spending and the impact of long-term commitments, we may not be able to quickly reduce these fixed expenses in response to short-term business changes;

▪	Acquisitions that result in in-process research and development expenses may be charged fully in an individual quarter;
▪	Changes or anticipated change in third-party reimbursement amounts or policies applicable to treatments using our products;
▪	Timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;
▪	The possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance;
▪	Changes in the general economic conditions in the regions in which we do business;
▪	Unfavorable outcome of any litigation; and
▪	Accounting adjustments such as those relating to reserves for product recalls, stock option expensing as required under SFAS No. 123R and changes in interpretation of accounting pronouncements

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.15 and $1.75 per share in the fifty-two week period ended April 30, 2008. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In connection with our January 2008 sale of common stock and accompanying warrants, we intend to file resale registration statements covering an aggregate of up to 12,601,628 shares of common stock and 630,081 shares of common stock issuable upon exercise of warrants for the benefit of the selling security holders. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 29, 2008. The matters submitted to a vote of the stockholders were as follows:

(1)	To consider and approve the following individuals to serve on the Board of Directors until the annual meeting in 2009:
a.	Dr. Wilfred E. Jaeger;
b.	John B. Rush;
c.	John M. Sabin;
d.	Richard A. Sandberg;
e.	Robert V. Toni;
f.	Dr. Gary W. Wilner

(2)	To authorize an amendment to our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock by a ratio of 1-for-5;
(3)	To authorize amendments to our 2006 Stock Plan;
(4)	To authorize the re-pricing of stock options; and
(5)	To approve the North American Scientific, Inc. 2008 Non-Employee Directors’ Equity Compensation Plan.

The following table includes those persons nominated and elected as directors to hold office until the 2009 meeting, along with the outcome of voting on proposals number 2 through 5, including the number of shares cast for, withheld, abstained and broker non-votes with respect to each proposal were as follows:

Description	For	Withheld	Abstained	Broker Non-Votes
(1) Election of Directors:
Dr. Wilfred E. Jaeger	84,969,126	1,607,166	—	—
John B. Rush	84,968,226	1,608,066	—	—
John M. Sabin	84,954,267	1,622,025	—	—
Richard A. Sandberg	84,743,546	1,832,746	—	—
Robert V. Toni	84,969,226	1,607,066	—	—
Dr. Gary N. Wilner	84,969,426	1,606,866	—	—
Roderick A. Young	84,970,526	1,605,766	—	—
(2) Approve amendment to the Certificate of Incorporation	83,780,340	2,669,421	126,531	—
(3) Approve amendment to 2006 Stock Plan	73,991,440	1,688,542	88,810	10,807,450
(4) Approve re-pricing of employee stock options	59,760,454	15,986,513	21,815	10,807,450
(5) Approve 2008 Non-Employee Directors’ Equity Compensation Plan	54,885,661	15,658,413	224,768	10,807,450

Item 6. Exhibits

(a)   Exhibits.

Exhibits No.	Title

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement om Form S-8, filed with the Commission on June 16, 2008).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

June 16, 2008	By:	/s/ John B. Rush
		Name:	John B. Rush
		Title:	President,
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer) and
(Principal Financial Officer)

Exhibit Index

Exhibit #

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement om Form S-8, filed with the Commission on June 16, 2008).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350