Form 10-Q
period 2008-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2008-09-15
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. Large Accelerated Filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of September 2, 2008 was 19,112,003 shares.

NORTH AMERICAN SCIENTIFIC, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Balance Sheets
(in thousands, except share data)

	July 31,	October 31,
	2008	2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,667	$609
Accounts receivable, net of reserves	2,359	2,296
Inventories, net of reserves	909	984
Prepaid expenses and other current assets	770	724
Assets held for sale	609	636
Total current assets	6,314	5,249
Equipment and leasehold improvements, net	1,507	824
Intangible assets, net	105	103
Total assets	$7,926	$6,176
Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Lines of credit, net of discount	$—	$3,241
Short-term portion of long-term debt	417	—
Warrant derivative	—	173
Accounts payable	1,912	2,564
Accrued expenses	3,171	3,110
Total current liabilities	5,500	9,088

Long-term borrowings, net	924	—
Long-term severance liability	662	—

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 2,000,000 shares authorized,
no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 and 100,000,000 shares
authorized, 18,544,868 and 5,920,270 shares issued; and 18,503,644 and 5,879,066 shares outstanding as of July 31, 2008 and October 31, 2007, respectively	185	59
Additional paid-in capital	161,533	145,774
Treasury stock, at cost – 41,204 common shares as of July 31, 2008 and
October 31, 2007	(227)	(227)
Accumulated deficit	(160,651)	(148,518)
Total stockholders’ equity (deficit)	840	(2,912)
Total liabilities and stockholders’ equity (deficit)	$7,926	$6,176

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three months ended July 31,				Nine months ended July 31,
	2008		2007		2008		2007

Revenue – net		$3,418		$2,702		$10,589		$8,156

Cost of revenue		2,244		2,098		7,077		6,128
Gross profit		1,174		604		3,512		2,028
Operating expenses
Selling expenses		1,168		985		3,382		2,713
General and administrative expenses		2,229		2,072		7,634		6,516
Research and development		843		518		3,282		1,282
Severance		1,064		—		1,410		—
Total operating expenses		5,304		3,575		15,708		10,511
Loss from operations		(4,130)		(2,971)		(12,196)		(8,483)
Interest and other income (expense), net		(10)		(69)		(958)		(98)
Adjustment to fair value of derivatives		—		—		(311)		—
Loss before provision for income taxes		(4,140)		(3,040)		(13,465)		(8,581)
Provision for income taxes		—		—		—		—
Loss from continuing operations		(4,140)		(3,040)		(13,465)		(8,581)
Income (loss) from discontinued operations, net of income tax effect		162		(7,648)		741		(8,482)
Net loss		$(3,978)		$(10,688)		$(12,724)		$(17,063)
Basic and diluted loss per share:
Basic and diluted loss per share from continuing operations	$	(0.22)		$(0.52)	$	(0.91)	$	(1.46)
Basic and diluted earnings (loss) per share from discontinued operations		$—	$	(1.30)		$0.05	$	(1.45)
Basic and diluted loss per share		$(0.22)	$	(1.82)	$	(0.86)	$	(2.91)
Weighted average number of shares outstanding		18,488,827		5,863,411		14,852,304		5,865,412

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share data)

	Nine months ended July 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,724)	$(17,063)
Net earnings (loss) from discontinued operations	741	(8,482)
Net loss from continuing operations	(13,465)	(8,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	414
Amortization of warrants	895	238
Change in fair value of warrant derivative liability	311	—
Share-based compensation expense	672	490
Provision for doubtful accounts	78	(213)
Provision for inventory adjustments	(11)	88
Loss on sale of equipment	—	4
Changes in assets and liabilities, net of discontinued operation:
Accounts receivable	(141)	921
Inventories	86	(369)
Prepaid and other current assets	16	(26)
Accounts payable	(38)	8
Accrued expenses	549	40
Long-term severance	662	—
Net cash used in continuing operations	(10,022)	(6,986)
Net cash provided by (used in) discontinued operation	218	(1,699)
Net cash used in operating activities	(9,804)	(8,685)
Cash flows from investing activities:
Proceeds from maturity of marketable securities	—	8,419
Proceeds from sale of equipment	—	15
Capital expenditures	(1,026)	(139)
Investment in patents	(23)	—
Net cash (used in) provided by continuing operations	(1,049)	8,295
Net cash used in discontinued operation	(4)	(102)
Net cash (used in) provided by investing activities	(1,053)	8,193
Cash flow from financing activities:
Net (payment) borrowings on lines of credit	(3,323)	1,363
Net proceeds from long-term borrowing	1,500	—
Net proceeds from private placement of common stock and warrants	13,768	—
Proceeds from exercise of stock options and stock purchase plan	23	137
Fees paid to effect reverse stock split	(12)	—
Loan origination fees	(41)	—
Purchase of stock for treasury	—	(94)
Net cash provided by financing activities	11,915	1,406
Net increase in cash and cash equivalents	1,058	914

Cash and cash equivalents at beginning of period	609	903
Cash and cash equivalents at end of period	$1,667	$1,817

Supplemental disclosure:

Cash paid for interest was $115 and $9 for the nine months ended July 31, 2008 and 2007, respectively. Cash paid for income taxes was $4 and $13 for the nine months ended July 31, 2008 and 2007, respectively.
In the nine months ended July 31, 2008, the Company issued warrants with estimated fair values of $118 to a bank as consideration for entering into and amending Loan Agreements. See Note 8 to the Financial Statements.

In the nine months ended July 31, 2008 and 2007, there was no cash provided by or used in financing activities from discontinued operations.

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

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

On April 29, 2008, the Company’s stockholders approved a one share for five shares reverse split of the Company’s common stock, which became effective on May 1, 2008. The number of shares and the per share amounts as of October 31, 2007 and July 31, 2007 have been retrospectively restated for the effect of the reverse stock split. The reverse stock split had no effect on the par value of the Company’s common stock or the total authorized shares.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $12.7 million in the nine months ended July 31, 2008, and $21.0 million and $17.1 million for the years ended October 31, 2007 and 2006, respectively. In addition, the Company has used cash in operations of $9.8 million in the nine months ended July 31, 2008, and $12.3 million and $15.9 million for the years ended October 31, 2007 and 2006, respectively.  As of July 31, 2008, we had an accumulated deficit of $160.7 million; cash and cash equivalents of $1.7 million, and long-term debt of $1.6 million.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations, as well as the Company’s short-term and long-term borrowings, lines of credit and its ability to raise capital through the sale of its common stock and /or securities convertible to common stock, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, the Company raised additional financing in the first quarter of fiscal 2008 to fund our continuing operations, support the further development and launch of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation, and other activities. In addition, subsequent to April 30, 2008, the Company negotiated a $3.0 million term loan, renewed its expired line of credit for $3.0 million with a bank, and most recently, negotiated a sale of certain assets as described in Note 3 -Discontinued Operations. However, there is no assurance that the Company will be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

The Company also expects that in future periods new products and services will provide additional cash flow, although no assurance can be given that such cash flow will be realized, and the Company is presently placing an emphasis on controlling expenses.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

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

Long-Lived Assets

In accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Derivative Liabilities

The Company issued warrants in connection with its borrowing activities that included an uncertain purchase price. The Company evaluated the warrants under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue 00-19 - Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock and determined the warrants should be accounted for as derivative liabilities at estimated fair value, and marked-to-market at subsequent measurement dates. The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liabilities at each measurement date. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. The fluctuations in estimated fair value are recorded as Adjustments to Fair Value of Derivatives in the Statement of Operations. On December 12, 2007, the uncertain purchase price became certain, and the fair value of the derivatives were reclassed from liabilities to equity. See further discussion in Note 8 - Warrant Derivatives and Note 9 - Borrowings.

Revenue Recognition

The Company sells products for radiation therapy treatment, primarily brachytherapy seeds used in the treatment of cancer. The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” for the sale of non-software products.  SAB No. 104, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recorded 100% valuation allowance against its deferred tax assets until such time that it becomes more likely than not that the Company will realize the benefits of its deferred tax assets. On November 1, 2007, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 ,” (FIN 48). See Note 2 - Income Taxes.

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

On February 15, 2008, the Company’s Board of Directors approved, subject to the approval of the Company’s stockholders, a plan to reprice certain existing employee stock options at $2.05 per share, the closing price of the Company’s common stock on February 15, 2008. The 2006 Premium Price Awards were re-priced to $3.25 per share, which is equal to 159% of the re-priced fair value of the Company’s common stock. In addition, the Company’s Board of Directors also approved, subject to the approval of the Company’s stockholders, a plan to exchange options held by directors of the Company for a one-time stock option grant at $2.10 per share, the closing price of the Company’s stock on February 13, 2008. The Company’s stockholders approved both the employee stock option re-pricing plan and the director exchange plan at the annual meeting held on April 29, 2008. (See Note 10 – Stockholders’ Equity for further discussion). The re-pricing exercise of employee stock options generated $332 incremental share-based compensation for un-vested and re-priced stock options, which is being recognized over the vesting period of the new employee stock options. The exchange exercise for the options held by directors of the Company generated $166 incremental share-based compensation for un-vested and exchanged options, which is being recognized over the three-year vesting period of the newly issued director stock options.

Share-based compensation expense related to stock options and employee stock purchases, including the amortized portion of the incremental share-based compensation for the re-priced employee stock options, the exchanged director stock options and the 2006 Premium Price Awards, of $237 and $176 for the three months ended July 31, 2008 and 2007, respectively, and $672 and $490 for the nine months ended July 31, 2008 and 2007, respectively, was recorded in the financial statements as a component of general and administrative expense.

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Net loss from continuing operations	$(4,140)	$(3,040)	$(13,465)	$(8,581)
Net income (loss) from discontinued operations	162	(7,648)	741	(8,482)
Net loss	(3,978)	(10,688)	(12,724)	(17,063)
Weighted average shares outstanding - basic	18,488,227	5,863,411	14,852,304	5,865,412
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding -diluted	18,488,227	5,863,411	14,852,304	5,865,412
Basic and diluted loss per share from continuing operations	$(0.22)	$(0.52)	$(0.91)	$(1.46)
Basic and diluted loss per share from discontinued operations (1)	$—	$(1.30)	$0.05	$(1.45)
Basic and diluted loss per share	$(0.22)	$(1.82)	$(0.86)	$(2.91)

(1) 2008 Q3 per share amount less than $(0.01)

Stock options to purchase 2,379,029 common shares and 909,920 common shares, and warrants to purchase 1,876,998 common shares and 118,944 common shares for the three months ended July 31, 2008 and 2007, respectively, and stock options to purchase 1,879,898 common shares and 743,474 common shares, and warrants to purchase 1,876,998 common shares and 118,944 common shares for the nine months ended July 31, 2008 and 2007, respectively, were not included in the computation of diluted loss per share for those periods because their effect would have been anti-dilutive.

Significant Concentrations

As of July 31, 2008, there was one customer that made up more than 10% of revenues and three customers that individually comprised more than 5% of accounts receivable, and two suppliers that made up more than 10% of purchases and four suppliers that individually comprised more than 5% of accounts payable.

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 . The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards , (“EITF Issue 06-11” ). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with the EITF Issue, the Company records a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statement during the quarter ended July 31, 2008.

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

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact this FSP will have on its consolidated financial statements.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

NOTE 2  – INCOME TAXES

On November 1, 2007, the Company adopted FIN 48. FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company reduced the liability for net unrecognized tax benefits, classified in other assets and accrued liabilities, by $152 and $440, respectively, and accounted for this as a cumulative effect of a change in accounting principle that was recorded as an increase to retained deficit. In implementing FIN 48, the Company has classified $120 as current income taxes payable, and, reduced to zero, both its short-term and long-term income tax receivable and long-term income tax payable.

Upon adoption of FIN 48, the Company recognizes interest expense within Interest and Other Expenses and penalties within General and Administrative expenses accrued on unrecognized tax benefits. As of the date of adoption of FIN 48, the Company had accrued a nominal amount for interest and penalties. There was not a material change to this amount as of July 31, 2008.

As of October 31, 2007, the Company had generated $141.0 million and $116.0 million of Federal and state Net Operating Loss Carry-forwards (“NOL”), respectively and $4.8 million of Federal Research & Development Credits (“R&D Credits”) through its recurring operating losses, and its acquisition of Theseus Corporation in 2000 and NOMOS Corporation in 2004. The tax effect of the Federal and state NOL and R&D Credits have been carried as a component of its deferred tax assets, and completely offset by a valuation allowance. The Federal NOL and R&D Credits are subject to certain statutory limitations, which reduce the value of the Federal NOL and R&D Credits that can be used to offset future income under certain sections of the Internal Revenue Service Code Section 382 and Section 383, collectively the “Code”. The statutory limitations are imposed upon a change of ownership, as defined within the Code. As a result of the Company’s January 2008 PIPE transaction (See Note 10—Stockholders’ Equity) the Company has experienced a change in ownership under the Code. Federal statutory limitations under the sections are generally accepted as limitations by the states in which the Company currently files state returns. The effect of the change of ownership has been to reduce to $10.2 million the statutory limit on each of the Federal and State NOL and to eliminate the R&D Credits available to the Company, as determined under the Code. Based on its effective tax rate 40%, the Company recorded a $59.9 million decrease to its deferred tax assets and its valuation allowance at July 31, 2008 as a result of the limitation.

NOTE 3  – DISCONTINUED OPERATIONS

August 29, 2008, the Company entered into an agreement relating to the sale of the Company’s non-therapeutic product line to Eckert & Ziegler Isotope Products, Inc. (“EZIP”). The sale was completed on September 5, 2008. The Company expects its departure from the non-therapeutic business will allow it to concentrate on its core business of brachytherapy products and to provide necessary working capital. The agreement for the sale will transfer inventory, certain fixed assets and intellectual property with a carrying value of $0.6 million to EZIP. in return for a purchase price of up to $6.0 million, to be paid $3.0 million at closing and $2.0 million in January 2009. An additional $1.0 million may be paid to the Company upon the achievement of certain milestones in September 2009. The carrying value of the assets to be included in the sale are shown as Assets Held for Sale on the Company’s Consolidated Balance Sheet as follows:

Assets held for sale consist of the following:

	July 31, 2008	October 31, 2007

Inventory	$591	$561
Fixed Assets, net of accumulated depreciation of $444 and $385 at July 31, 2008 and October 31, 2007, respectively	12	68
Intellectual property, net of accumulated amortization of $6 and $5 at July 31, 2008 and October 31, 2007, respectively	6	7
	$609	$636

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

On August 3, 2007, the Company announced its intent to divest its NOMOS Radiation Oncology business (“NOMOS”), which develops and markets IMRT/IGRT products used during external beam radiation therapy for the treatment of cancer. The Company expects that the divestiture of NOMOS will allow it to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer. On September 17, 2007, the Company executed a purchase and sale agreement with Best Medical International, Inc. (“Best”) to purchase, for $0.5 million, certain assets and to assume certain liabilities of NOMOS, with a carrying value of $0.4 million, after giving effect to a $6.7 million impairment write-down in the third quarter of fiscal year 2007. The Company incurred $0.5 million in legal and other closing costs in connection with the sale. The operations of NOMOS are shown as discontinued operations for the nine months ended July 31, 2008 and 2007.

At July 31, 2008 and October 31, 2007, the Company has included in its Accounts Payable and Accrued Liabilities on its Balance Sheet $0.5 million and $1.1 million of retained obligations to its vendors, customers and former employees of the NOMOS operation, respectively, to be paid in accordance with their terms.

Summarized statement of earnings data for discontinued operations for the:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net revenue:
Non-therapeutic Product Line	$845	$735	$2,650	$2,983
Nomos Operations	—	3,065	—	9,136
Total net revenue	845	3,800	2,650	12,119
Income (loss) from discontinued operations before income tax benefit:
Non-therapeutic Product Line	177	70	869	1,188
Nomos Operations	(15)	(7,718)	(128)	(9,670)

Income tax benefit (expense)	—	—	—	—
Net income (loss) from discontinued operations	162	(7,648)	741	(8,482)
Basic and diluted earnings (loss) from discontinued operations, per share (1)	$—	$(1.30)	$0.05	$(1.45)
(1) 2008 Q3 per share amount less than $(0.01)

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	July 31, 2008	October 31, 2007
Accounts receivable - trade	$2,624	$2,475
Less: allowance for doubtful accounts	(265)	(179)
	$2,359	$2,296

The provision for doubtful accounts was $21 and $103 expense reduction for the three months ended July 31, 2008 and 2007, respectively, and $79 expense and $213 expense reduction for the nine months ended July 31, 2008 and 2007, respectively.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

NOTE 5—INVENTORIES

Inventories consist of the following:

	July 31, 2008	October 31, 2007
Raw materials	$866	$891
Work in process	62	98
Finished goods	175	185
Reserve for excess inventory	(194)	(190)
	$909	$984

The provision for inventory reserves included in cost of sales was $24 and $10 for the three months and nine months ended July 31, 2008 and $88 for the three months and nine months ended July 31, 2007.

NOTE 6—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	July 31, 2008	October 31, 2007
Furniture, fixtures and equipment	$5,040	$4,461
Leasehold improvements	2,625	2,194
	7,665	6,655
Less: accumulated depreciation	(6,158)	(5,831)
	$1,507	$824

Depreciation expense was $124 and $114 for the three months ended July 31, 2008 and 2007, respectively, and $347 and $392 for the nine months ended July 31, 2008 and 2007, respectively.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

NOTE 7—INTANGIBLE ASSETS

	July 31, 2008	October 31, 2007
Amortizable intangible assets
Purchased technology	$158	$98
Existing customer relationships	11	11
Trademark	19	19
Patents and licenses	108	146
	296	274
Less: accumulated amortization	(191)	(171)
	$105	$103

Amortization expense was $7 for the three months ended July 31, 2008 and 2007, respectively and $21 for the nine months ended July 31, 2008 and 2007, respectively.

The estimate of aggregate future amortization expense is as follows:

For the Years Ended October 31,

2008 (remaining three months)	$7
2009	33
2010	33
2011	31
Thereafter	8
$112

NOTE 8  – WARRANT DERIVATIVES

There were no warrant derivative liabilities outstanding at July 31, 2008, and warrant derivative liabilities were $173 at October 31, 2007. The warrant derivative liabilities are recorded at estimated fair value and are marked-to-market at each subsequent measurement date. The liabilities were incurred when the Company issued warrants to a lender with an uncertain pricing component in connection with its borrowing activities (see Note 9—Borrowings – Agility Capital LLC). The uncertain pricing component became certain on December 12, 2007, upon the signing of the Securities Purchase Agreements with certain Investors, and the Company reclassed the fair value of the warrant derivatives from liability to equity. See Note 10—Stockholders’ Equity. The Company has accounted for the warrant derivative liabilities in accordance with guidance under SFAS No. 133 and EITF 00-19. Changes in the liability warrants balance for the nine months ended July 31, 2008 are:

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Agility Capital, LLC
Balance, October 31, 2007	$173
Additions:
Fair Value – Warrants issued for Second Amendment to the Loan Agreement	161
Fair Value Adjustments during the period	311
645
Less: Fair value of warrants transferred to permanent equity	(645)
Balance, July 31, 2008	$—

The fair value of the warrant issued in connection with the Second Amendment to the Loan Agreement with Agility Capital, LLC has been recorded as Loan Discount Fees and amortized to Interest and Other Expense over the term of the loan amendment, and the fair value adjustments during the period have been recorded as Adjustments to Fair Value of Derivatives in the Statement of Operations for the nine months ended July 31, 2008. The fair value of the warrants transferred to permanent equity are included in Additional Paid-in Capital on the Balance Sheet at July 31, 2008.

NOTE 9 – BORROWINGS

The borrowings were $1,341, net of discount at July 31, 2008, and $3,241 at October 31, 2007, consisting of a loan and lines of credit with a bank, and subordinated short-term notes with private lenders. Borrowing activities for the nine months ended July 31, 2008 are:

	October 31,			July 31,
	2007	Borrowings	Repayments	2008
Silicon Valley Bank -
Line of credit	$1,573	$438	$(2,011)	$—
Bridge loan sub-limit	750	4,189	(4,939)	—
Short-term portion of long-term debt	—	417	—	417
Subordinated short-term notes -
Agility Capital, LLC	1,000	—	(1,000)	—
John Friede Note	—	250	(250)	—
Three Arch Partners, et al	—	1,000	(1,000)	—
Total borrowings	3,323	6,294	(9,200)	417
Less Unamortized loan discount fees.	(82)	(914)	996	—
Total short-term borrowings	$3,241	$5,380	$(8,204)	$417
Long-Term Borrowings:
Growth Capital Loan	—	1,083	—	1,083
Less Unamortized loan discount fees.	—	(159)	—	(159)
Total long-term borrowings	$—	$924	—	924

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Interest expense was $7, excluding $41 loan discount fees paid in cash and $118 fair value of warrants issued in connection with lending activities, for the nine months ended July 31, 2008. Interest expense was $246 for the nine months ended July 31, 2007, primarily from the amortization of loan discount fees in connection with lending activities.

Lines of Credit

Silicon Valley Bank

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”)   with Silicon Valley Bank (the “Bank”), for a secured, revolving line of credit of up to $5,000. The line of credit had an initial term of one year and includes a letter of credit sub-facility. Borrowings under the line of credit are subject to a borrowing base formula. The Company paid interest on the borrowings under the line of credit at the Bank’s prime rate, or, if certain financial tests are not satisfied, at the Bank’s prime rate plus 1.5%. The line of credit was secured by all of the assets of the Company and is subject to customary financial and other covenants, including reporting requirements.

On January 12, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with the Bank.  The First Amendment revised certain terms of the Loan Agreement to provide an adjustment to the borrowing base formula and to permit liens in favor of a holder of subordinated debt that are subordinated to the liens of the Bank.  In addition, the First Amendment decreased the minimum tangible net worth that must be maintained by the Company under the Asset Based Terms of the Loan Agreement from $5 million to $1.5 million and granted the Bank a warrant to purchase 7,936 shares of the Company’s common stock at an exercise price of $9.45 per share.  The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $51 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The value of the warrant has been fully amortized over the term of the line of credit at $5 per month, and is included in Interest and Other Expense on the Income Statement for the nine months ended July 31, 2007.

On October 31, 2006, the Company entered into a Second Amendment to the Loan Agreement (the “Second Amendment”) with the Bank.  The Second Amendment extended the term of the line of credit to October 3, 2007 and revised certain terms of the Loan Agreement. Specifically, the Second Amendment decreased the amount available under the line of credit from $5.0 million to $4.0 million, and increased the minimum tangible net worth that must be maintained by the Company from $1.5 million to $5.0 million. Borrowings under the line of credit continued to be subject to a borrowing base formula. Borrowings bore interest at the prime rate until such time as the Company’s quick ratio, which is defined as the ratio of unrestricted cash plus the Company’s net accounts receivable to the Company’s current liabilities, fell below 1.00 to 1.00. At such time as the Company’s quick ratio fell below 1.00 to 1.00, borrowings bore interest at the prime rate plus 1.50%, and the Company paid a fee of 0.50% per annum on the unused portion of the line of credit, and a collateral handling fee in an amount equal to $2 per month during 2007. The fees are included in Interest and Other Expenses for the three months ended January 31, 2007.

On August 24, 2007, the Company entered into a Third Amendment to the Loan Agreement (the “Third Amendment”) with the Bank. The Third Amendment added a Bridge Loan Sub-limit to the Loan Agreement of up to $1.5 million at an interest rate of prime plus 4.0%, subject to a borrowing base formula, and decreased the minimum tangible net worth that must be maintained by the Company from $5.0 million to $2.0 million. The maturity date of the Bridge Loan Sub-limit was the earlier of October 3, 2007 or the date the Company closed a private investment public equity transaction. Concurrent with the Third Amendment, the Company issued the Bank a warrant for 60,000 shares of the Company’s common stock at an exercise price of $4.90, the closing price of the Company’s common stock on August 24, 2007. The Company calculated the fair value of the warrant on the date of grant to be $175 using the Black-Scholes model incorporating the following assumptions:

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Dividend yield	0%
Expected volatility	67%
Risk-free interest rate	4.4%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the nine months ended July 31, 2008.

On September 14, 2007, the Company entered into a Fourth Amendment to the Loan Agreement (the “Fourth Amendment”) with the Bank. The Fourth Amendment included: (i) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the default under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007 and August 31, 2007, and (ii) a consent to a subordinated debt facility of up to $750 with Agility Capital LLC. In connection with the Fourth Amendment, the Bank consented to the divestiture of NOMOS and released its lien on the NOMOS assets.

On October 3, 2007, the Company entered into a Fifth Amendment and Forbearance to the Loan Agreement (the “Fifth Amendment”) with the Bank. The Fifth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to November 9, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of November 9, 2007 or the date the Company closes a private investment public equity transaction, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007, and (iii) a consent to an increase in the Company’s subordinated debt facility with Agility Capital LLC from $750 to up to $1.0 million.

On October 29, 2007, the Company entered into a Sixth Amendment and Forbearance to the Loan Agreement (the “Sixth Amendment”) with the Bank. The Sixth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to November 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of November 20, 2007 or the date the Company closes a private investment public equity transaction, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007, and (iii) a consent to the Company’s issuing up to $500 in unsecured subordinated debt to Mr. John Friede, or an entity owned or controlled by Mr. Friede. At the time, Mr. Friede was a significant stockholder of the Company, and was a director of the Company at the date of the agreement.

On November 20, 2007, the Company entered into a Seventh Amendment and Forbearance to its Loan Agreement (the “Seventh Amendment”) with the Bank. The Seventh Amendment includes: (i) an extension of the maturity date of the Loan Agreement to December 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of December 20, 2007 or the date the Company closes a private investment public equity transaction, and (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007. In connection with the Seventh Amendment, the Company granted a warrant to the Bank to purchase 18,181 shares of the Company’s common stock, at a warrant price of $2.75 per share, which is equal to the closing price of the Company’s common stock on November 20, 2007, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $31 using the Black-Scholes model incorporating the following assumptions:

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	3.5%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the nine months ended July 31, 2008.

On December 18, 2007, the Company, entered into an Eighth Amendment and Forbearance to the Loan Agreement (the “Eighth Amendment”) with the Bank. The Eighth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to the earlier of February 1, 2008 or the date the Company completes its private placement, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007, September 30, 2007 and October 31, 2007 and (iii) a consent from the Bank to allow the Company to repay its outstanding loan from Mr. John A. Friede in the amount of $250. In connection with the Eighth Amendment, the Company granted a warrant to the Bank to purchase 38,461 shares of the Company’s common stock as determined by dividing the warrant price of $50 by the $1.30 warrant price per share, which is equal to the closing price of the Company’s common stock on December 18, 2007, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $33 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	82%
Risk-free interest rate	3.5%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the nine months ended July 31, 2008.

The Company paid the $1,275 and $755 outstanding balance of the Line of Credit and the Bridge Sub-Limit, including accrued interest on January 23, 2008. The Bridge Sub-Limit agreement was terminated in accordance with its terms upon payment of the outstanding balance.

On May 28, 2008, the Company entered into a Ninth Amendment to the Loan Agreement (the “Ninth Amendment”) with the Bank. The Ninth Amendment renews the revolving credit facility under which the Company may borrow an additional $3.0 million based upon eligible receivables. The revolving credit facility is payable monthly and carries interest at prime plus 0.50%, and is subject to certain financial covenants. The revolving credit facility expires 24 months from the date of execution of the Ninth Amendment.

The Ninth Amendment also includes a $3.0 million Growth Capital Loan which provides for an advance period during which $1.5 million was advanced to the Company on June 7, 2008, and $1.5 million may be advanced to the Company no later than September 30, 2008. The Growth Capital Loan provides for interest only payments through the advance period at prime plus 2.25%, and 36 month repayment including principal and interest. At July 31, 2008, $0.5 million and $0.9 million, net of loan origination fees of $0.1 million is included in the Balance Sheet as short-term and long-term borrowings, respectively. Interest expense on the Growth Capital Loan amounted to $17 through July 31, 2008, and is included in interest and other expenses on the Statement of Operations.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

In connection with the Ninth Amendment, the Company granted a warrant to the Bank to purchase 99,337 shares of the Company’s common stock as determined by dividing the warrant price of $150 by the $1.51 warrant price per share, which is equal to the closing price of the Company’s common stock on May 19, 2008, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $118 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	89%
Risk-free interest rate	3.3%
Expected life	5 years

The total debt discount of $118 is recorded as net to the total borrowings in the Ninth Amendment. The debt discount of $59 related to the revolving line of credit facility is amortized over the life of the facility. The remaining debt discount related to the Growth Capital Loan is determined through allocation based on the relative fair value of the loan and the relative fair value of the warrant. The amount allocated to the warrant, accounted for as debt discount, is amortized over the life of the Growth Capital Loan.

At July 31, 2008, the Company was not in compliance with the Tangible Net Worth covenant as defined in the Ninth Amendment. On September 11, 2008, the Company and the Bank executed the Tenth Amendment to the Loan Agreement which provides a waiver to the Company for its non-compliance with the Tangible Net Worth Covenant for an indefinite period.

Subordinated Short-Term Borrowings

Partners for Growth, LLC

On March 28, 2006, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”)   with Partners for Growth, LLC (“PFG”) for a secured, revolving line of credit of up to $4,000, which supplemented an existing line of credit provided by the Bank. The line of credit had a term of eighteen months, and earned interest at prime rate as quoted in The Wall Street Journal. Borrowings under the line of credit were subject to a borrowing base formula. Amounts owing under the line of credit were secured by all of the assets of the Company and were subordinated to amounts owing under the line of credit with the Bank. The line of credit did not contain financial covenants; however the Company was subject to other customary covenants, including reporting requirements, and events of default. In connection with the PFG Loan Agreement, the Company also granted PFG a warrant to purchase 79,000 shares of the Company’s common stock at an exercise price of $9.45 per share. As a result of the private placement of the Company’s common stock completed on June 7, 2006, and pursuant to the anti-dilution terms of the warrant issued to PFG, the warrant was amended to increase the number of shares of the Company’s common stock that PFG can purchase from 79,000 shares to 111,007 shares, and the exercise price was decreased from $9.45 per share to $6.75 per share. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $475 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	63%
Risk-free interest rate	4.9%
Expected life	5 years

The value of the warrant was deferred and amortized over the life of the loan at $27 per month and is included in Interest and Other Expense on the Income Statement. As of October 31, 2007, the value of the warrant was fully amortized. On August 30, 2007 the Company terminated the PFG Loan Agreement with PFG by mutual consent. As a result of the termination, PFG released all liens on the Company’s assets. There were no outstanding borrowings under the PFG Loan Agreement at the date of termination.

Agility Capital, LLC

On September 21, 2007, the Company entered into a Loan Agreement (the “Agility Loan Agreement”) with Agility Capital, LLC (“Agility”). The Agility Loan Agreement provided for advances of up to $750 subject to the achievement of certain milestones. Amounts owing under the Agility Loan Agreement were secured by all of the Company's assets, and were subordinated to amounts owing under the line of credit with the Bank. The Agility Loan Agreement did not contain financial covenants; however, the Company is subject to other customary covenants, including reporting requirements, and events of default. The Company was obligated to pay interest on borrowings under the Agility Loan Agreement at the prime rate, as quoted in The Wall Street Journal, plus 6% . The Agility Loan Agreement term was 60 days, and all amounts outstanding thereunder were due and payable on November 20, 2007. The Company paid an origination fee of $20 to Agility in connection with the Agility Loan Agreement. The origination fee and legal expenses were amortized over the term of the Agility Loan Agreement at $10 per month, and is included in Interest and Other Expense on the Income Statement. The Company further covered $15 of Agility’s legal fees in connection with the Agility Loan Agreement, which were recorded as general and administrative expenses.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

On October 18, 2007, the Company entered into a First Amendment (the “First Amendment”) to the Agility Loan Agreement. The First Amendment provides for advances of up to $1,000. Amounts advanced under the Agility Loan Agreement are subordinated to the existing line of credit provided by the Bank. In addition, within the First Amendment, Agility consented to the Company incurring up to $500 of subordinated unsecured indebtedness to Mr. John A. Friede or an entity owned or controlled by him (“Friede”), provided that Friede executes and delivers to Agility a subordination agreement pursuant to which the debt owed by the Company to Friede will be subordinated to the debt owed to Agility. The Company paid an origination fee of $10 to Agility in connection with the First Amendment.

On November 20, 2007, the Company executed a Second Amendment to the Agility Loan Agreement (the “Second Amendment”) with Agility to extend the maturity date of the Agility Loan Agreement from November 20, 2007 to December 21, 2007.

On December 20, 2007, the Company executed a Third Amendment to the Agility Loan Agreement (the “Third Amendment”) with Agility. The Third Amendment includes (i) an extension of the maturity date of the Loan Agreement to February 1, 2008, (ii) a loan modification and extension fee of $20, paid by the Company upon the execution of the amendment, and (iii) a consent from Agility to allow the Company to repay its outstanding loan from Friede in the amount of $250. The loan modification and extension fee has been amortized over the term of the loan and is included in Interest and Other Expense at July 31, 2008. The Company has repaid the balance on the Agility Loan Agreement, plus accrued interest as of July 31, 2008.

In connection with the Agility Loan Agreement, on September 21, 2007, the Company issued a warrant exercisable into 69,079 shares of the Company’s common stock at an exercise price of $3.80 per share, as determined by the closing price of the Company’s common stock on September 20, 2007, the day immediately preceding the issue date of the warrant (the “Initial Warrant”). The Initial Warrant will expire in seven years unless previously exercised.

The Company calculated the fair value of the Initial Warrant of 69,079 shares on the date of grant to be $149 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	69%
Risk-free interest rate	4.4%
Expected life	7 years

In connection with the First Amendment, and in exchange for Agility’s returning to the Company the Initial Warrant issued on September 21, 2007, the Company granted Agility a revised $363 warrant to purchase 95,394 shares of the Company’s common stock at an exercise price of $3.80 per share, as determined by the closing price of the Company’s common stock on September 20, 2007, the day immediately preceding the issue date of the Initial Warrant (the “Revised Warrant”). The Revised Warrant will expire in seven years unless previously exercised.

The Company calculated the fair value of the Revised Warrant of 95,394 shares on the date of grant to be $253 using the Black-Scholes model incorporating the following assumptions:

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.3%
Expected life	7 years

The terms of the Revised Warrant provided that the price per share and the number of shares to be issued under the the Revised Warrant will adjust to the price at which the Company next issued its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. In evaluating the terms of the Revised Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company was unable to determine the price at which it will next issue its common stock or other equity-linked securities at the date the warrant was issued. If that next issue price was below a certain price point, the Company would not have had sufficient authorized shares to settle the warrant after considering all other commitments that may require the issuance of its common stock during the life of the Revised Warrant. The Company concluded that the Revised Warrant is correctly classified as a liability and has been revalued to fair value each reporting period. At December 12, 2007, the Company entered into a Securities Purchase Agreement to issue shares of its Common Stock at $1.23. Pursuant to the terms of the Revised Warrant, the Company increased to 294,715 the number of shares to be issued under the Revised Warrant, and revalued the Revised Warrant at that date.

The Company calculated the fair value of the Revised Warrant to be $394 and $173 at December 12, 2007 and October 31, 2007, respectively, using the Black-Scholes model incorporating the following assumptions:

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

	December 12, 2007	October 31, 2007

Dividend yield	0%	0%
Expected volatility	74%	71%
Risk-free interest rate	3.7%	4.3%
Expected life	7 years	7 years

The Initial Warrant has been fair valued and classified as a liability at the time of the grant. The fair value of $148,830 for the Initial Warrant was classified as debt discount and has been fully amortized to interest and other expense as of July 31, 2008. The Revised Warrant has been fair valued and the change in the fair value of the Initial Warrant and the Revised Warrant was expensed as of October 31, 2007. The subsequent change in the fair value of the Revised Warrant has been recorded as fair value expense and is included in Interest and Other Expense at July 31, 2008. The $394 fair value of the Revised Warrant at December 12, 2007 has been reclassified to permanent equity as Additional Paid-in Capital as of July 31, 2008 in accordance with the guidance under EITF 00-19.

In connection with the Second Amendment, the Company granted Agility a $231 warrant to purchase 84,091 shares of the Company’s common stock at an exercise price of $2.75 per share, as determined by the closing price of the Company’s common stock on November 19, 2007, the day immediately preceding the issue date of the Warrant (the “Agility Second Warrant”). The Agility Second Warrant will expire in seven years unless previously exercised. Similar to the Revised Warrant, the terms of the Agility Second Warrant provided that the price per share and the number of shares to be issued under the Agility Second Warrant will adjust to the price at which the Company next issued its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. As with the Revised Warrant, the Company concluded that the Agility Second Warrant is correctly classified as a liability and has been revalued to fair value each reporting period. At December 12, 2007, the Company entered into a Securities Purchase Agreement to issue shares of its Common Stock at $1.23. Pursuant to the terms of the Agility Second Warrant, the Company increased to 188,008 the number of shares to be issued under the Agility Second Warrant, and revalued the Agility Second Warrant at that date.

The Company calculated the fair value of the Agility Second Warrant to be $251 and $161 at December 12, 2007 and November 20, 2007, respectively, using the Black-Scholes model incorporating the following assumptions:

	December 12, 2007	November 20, 2007

Dividend yield	0%	0%
Expected volatility	74%	71%
Risk-free interest rate	3.7%	3.7%
Expected life	7 years	7 years

The Agility Second Warrant has been fair valued and classified as a liability at the time of the grant. The $161 fair value of the Agility Second Warrant was classified as debt discount and has been fully amortized to interest and other expense as of July 31, 2008. The subsequent change in the fair value of the Agility Second Warrant has been recorded as fair value expense and is included in Interest and Other Expense at July 31, 2008. The $251 fair value of the Agility Second Warrant at December 12, 2007 has been reclassified to permanent equity as Additional Paid-in Capital as of July 31, 2008 in accordance with the guidance under EITF 00-19.

In connection with the Third Amendment, the Company granted Agility a $200 warrant (the “Agility Third Warrant”) to purchase 162,601 shares of the Company’s common stock at an exercise price of $1.23 per share, as determined by the issue price of the Company’s common stock pursuant to the Securities Purchase Agreements dated December 12, 2007. The Agility Third Warrant will expire in seven years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $158 using the Black-Scholes model incorporating the following assumptions:

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Dividend yield	0%
Expected volatility	79%
Risk-free interest rate	3.7%
Expected life	7 years

The value of the Agility Third Warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the nine months ended July 31, 2008. The $158 fair value of the Agility Third Warrant at the grant date has been classified as permanent equity in Additional Paid-in Capital as of July 31, 2008 in accordance with the guidance under EITF 00-19.

In addition, in accordance with the terms of the collective outstanding warrants granted to Agility, the Company filed a registration statement on Form S-3 covering the resale of the warrant shares (the “Registration Statement”) with the Securities Exchange Commission (the “SEC”) on July 16, 2008. The Registration Statement was declared effective by the SEC on July 24, 2008

John Friede Note

On October 30, 2007, the Company entered into a Loan Agreement (the “Friede Loan Agreement”) with Friede, at the time a significant stockholder and director of the Company. Subject to the terms of the Friede Loan Agreement, Friede agreed to loan the Company $500 in two installments of $250 each. The loan was unsecured and subordinated to the loan agreements with Silicon Valley Bank and Agility Capital LLC. On November 1, 2007, the Company executed the promissory note underlying the loan, and received the first $250 installment. The Company and Friede amended the Friede Loan Agreement on November 20, 2007, prior to funding of the second $250 installment, to extend the maturity date of the Friede Loan Agreement from November 20, 2007 to December 20, 2007, and to reduce the borrowing capacity to $250 from $500. The loan balance, plus accrued interest were paid in full on December 20, 2007.

In connection with the Friede Loan Agreement, the Company agreed to issue to the Lender a $200 Warrant (the “Friede Warrant”) to purchase 61,538 shares of the Company’s common stock at $3.25 Exercise Price. The Friede Warrant will expire 7 years from the date of issue unless previously exercised. The Company calculated the fair value of the Friede Warrant on the date of grant to be $119 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.2%
Expected life	7 years

The value of the Friede Warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the nine months ended July 31, 2008. The $119 fair value of the Friede Warrant at the grant date has been classified as permanent equity in Additional Paid-in Capital as of July 31, 2008 in accordance with the guidance under EITF 00-19.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

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

Under the Three Arch Loan Agreement, the Lenders loaned $1.0 million to the Company and the Company issued notes to the Lender (the “Notes”). The Notes bear interest at an annual rate equal to the prime rate plus six percent (6%) and are subordinated to the Company’s indebtedness to Silicon Valley Bank and Agility Capital LLC. The Notes became due and payable upon the close of the Company’s private investment public equity financing transaction on January 18, 2008. The Company paid $20 loan fee in connection with the Three Arch Loan Agreement, which has been amortized to Interest and Other Expenses as of July 31, 2008. The balance of the Three Arch Loan Agreement, plus accrued interest, were paid in full as of July 31, 2008.

In connection with the Three Arch Loan Agreement, the Company granted the Lenders warrants (the “Three Arch Warrants”) to purchase, in the aggregate, 205,127 shares of the Company’s common stock at a purchase price of $1.95 per share. The Three Arch Warrants will expire 7 years from the date of issue unless previously exercised. The Company calculated the fair value of the Three Arch Warrants on the date of grant to be $329 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	74%
Risk-free interest rate	3.8%
Expected life	7 years

The value of the Three Arch Warrants has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the nine months ended July 31, 2008. The $329 fair value of the Three Arch Warrants at the grant date has been classified as permanent equity in Additional Paid-in Capital as of July 31, 2008 in accordance with the guidance under EITF 00-19.

The following table summarizes the warrant activity and related interest and fair value impact on the Company’s operations for the nine months ended July 31, 2008:

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

		Statement of Operations
Warrant coverage for:	Number of Warrant Shares	Amortization of Interest Expense related to Fair Value of Warrant	Adjustment to Fair Value Expense of the Warrant in Accordance with EITF00-19
Carry forward from October 31, 2007:
Deferred loan discount fees amortized in 2008	—	$64	$—
Issued in first quarter of 2008:
Silicon Valley Bank Line of Credit:
Amendment 7	18,181	31	—
Amendment 8	38,461	33	—
Amendment 9	99,337	—	—
John Friede Note	61,538	119	—
Agility Capital, LLC Note:
Fair value change – 2007 warrants	294,715	—	221
Amendment 2	188,008	161	90
Amendment 3	162,601	158	—
Three Arch Partners, et al Note	205,127	329	—
	964,051	$895	$311

NOTE 10—STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued. The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Sale of Common Stock and Warrants

2007 PIPE

Pursuant to the terms of the Securities Purchase Agreement dated December 12, 2007 (the “2007 Securities Purchase Agreement”), the Company completed a private placement (the “2007 Private Placement”) of 12,601,628 shares of the Company’s common stock on January 18, 2008 with Three Arch Partners IV, L.P. and affiliated funds (“Three Arch Partners”), SF Capital Partners Ltd. (“SF Capital”) and CHL Medical Partners III, L.P. and an affiliated fund (“CHL,” and together with Three Arch Partners and SF Capital, the “Investors”) at a purchase price of $1.23 per share as well as warrants to purchase an additional 630,081 shares of the Company’s common stock (the “Warrants”) at an exercise price of $1.23 per share for an aggregate consideration of approximately $15.5 million (before cash commissions and expenses of approximately $1.5 million). The purchase price represents a 40% discount to the volume weighted average price of the Common Stock on the Nasdaq Global Market, as reported by Bloomberg Financial Markets, for the 20 trading day period ending on the trading day immediately preceding the date of the 2007 Securities Purchase Agreement.   The Investors purchased the following amounts of securities in the offering:

Investor	Shares	Warrants (Shares issuable upon exercise)
Three Arch Partners	8,130,084	406,504
SF Capital	2,032,520	101,626
CHL	2,439,024	121,951

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

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

Holders of the shares of common stock sold to the Investors (the “Shares”) and the shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares” and collectively, with the Shares, the “Registrable Securities”) are entitled to certain registration rights as set forth in the 2007 Securities Purchase Agreement. In accordance with the 2007 Securities Purchase Agreement, the Company filed a registration statement on Form S-3 to register the resale of the Registrable Securities on July 16, 2008, which was declared effective by the SEC on July 24, 2008.

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

Stock Options

The Company's 1996 Stock Option Plan ("1996 Plan"), as amended April 6, 2001, provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Options vest in accordance with their terms over periods up to four years and expire ten years from the date of grant. The 1996 Plan expired on April 1, 2006. As of July 31, 2008, options underlying 129,654 shares of common stock were outstanding under the 1996 Plan.

On May 3, 2006, the Company’s stockholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 340,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. Since its inception, 490,717 shares have been transferred into the 2006 Plan from the 1996 Plan. On April 29, 2008, the Company’s stockholders approved the adoption of Amendment No. 1 to the 2006 Plan (the “Amendment”) to (i) increase by 2,000,000 million share the number of shares available to be issued under the 2006 Plan, (ii) increase by 35,000 the maximum number of shares under the Plan that may be granted in any one fiscal year to an individual participant from 60,000 to 95,000 and (iii) increase by 35,000 the maximum number of shares under the Plan, in connection with a participant’s initial service, such participant may be granted from 60,000 to 95,000 that will not count against the limit set forth in (ii) above. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. During nine months ended July 31, 2008, 1,115,373 stock options were granted under the 2006 Plan, at an exercise price ranging from $1.35 to $2.10 per share, and for the nine month period ended July 31, 2007, 122,999 stock options were granted under the 2006 Plan, at an exercise price ranging from $4.65 to $5.80 per share As of July 31, 2008, options underlying 1,715,344 shares of common stock were available for grant in the 2006 Plan.

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

On February 15, 2008, the Company’s Board of Directors approved, subject to the approval of the Company’s stockholders, a plan to re-price all existing employee stock options at $2.05 per share, the closing price of the Company’s common stock on February 15, 2008, except for the 2006 Premium Price Awards, which were re-priced to $3.25 per share, which is equal to 159% of the re-priced fair value of the Company’s common stock. The re-pricing applies to all stock options outstanding as of February 15, 2008 held by all persons who are currently employed or actively engaged by us, including our executive officers, and to certain other persons for which the Board determined that re-pricing was appropriate (collectively, the “Eligible Participants”). The number of shares subject to the new stock options was determined based on a Black-Scholes valuation of the existing stock option such that the Black-Scholes value of the new stock option will approximately equal the Black-Scholes value of the existing stock option. All new stock options continue to vest in accordance with the vesting terms of the existing stock options. All new stock options, to the extent such option are vested, will be exercisable for a period of seven years. The Company’s stockholders approved the re-pricing at their annual meeting on April 29, 2008. As a result of the re-pricing exercise, options underlying 691,852 shares of common stock, with an exercise price ranging from $11.15 to $83.75, were replaced by options underlying 535,257 shares of common stock, with and exercise price of $2.05 or $3.25 for the 2006 Premium Awards.

The following table summarizes the re-pricing activity approved by the Board of Directors and stockholders as of July 31, 2008:

	Employee Options Cancelled and Re-priced				Re-priced Options Granted
Plan	Shares	Range of Exercise Price			Shares	Weighted Avg. Exercise Price
1996 Plan	179,060	$11.15	—	$83.75	41,595	$2.05
Premium Price	49,900	16.75	—	16.75	22,658	3.25
2006 Plan	222,892	4.65	—	5.80	231,004	2.05
CEO Options	240,000	$5.80	—	$5.80	240,000	$2.05
	691,852	$4.65		$83.75	535,257	$2.05

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

At July 31, 2008, a total of 2,780,004 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2005	346,488	482,822	$0.15 - $122.70
Granted	(290,600)	290,600	$9.60 - $16.75
Forfeited and expired	(38,888)	(85,324)	$5.55 - $83.75
Exercised	—	(437)	$5.55 - $5.60
Additional shares reserved	340,000	—	—-

Balance at October 31, 2006	357,000	687,661	$0.15 - $122.70
Granted	(492,894)	492,894	$4.65 - $6.15
Forfeited and expired	296,255	(279,132)	$3.50 - $122.70
Exercised	—	—	—
Additional shares reserved	240,000	—	—

Balance at October 31, 2007	400,361	901,423	$0.15 - $117.50
Granted	(1,649,121)	1,649,121	$1.05 - $3.35
Forfeited and expired	(54,834)	(55,766)	$11.15 -$117.50
Exercised	—	—	—
Additional shares reserved	3,921,868	—	—
Shares cancelled for re-priced	691,852	(691,852)	$4.65 – $83.75
Shares cancelled for exchange	68,000	(68,000)	$6.15 – $44.00
Shares issued for re-pricing	(535,257)	535,257	$2.05 – $3.25
Shares issued in exchange	(195,000)	195,000	$2.10

Balance at July 31, 2008	2,647,869	2,465,183	$0.15 - $117.50

There were 256,027 options, 333,904 options and 375,733 options exercisable with weighted average exercise prices of $17.37, $34.70 and $42.85 at July 31, 2008, October 31, 2007 and 2006, respectively.

The following table summarizes options outstanding at July 31, 2008 and the related weighted average exercise price and remaining contractual life information:

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$1.05 - $1.35	200,054	7.69	$1.14	1,400	$0.15
$1.40 - $1.40	1,132,463	9.46	$1.40	—	$—
$1.60 - $1.65	310,000	7.66	$1.63	6,250	$1.62
$2.05 - $2.05	503,747	8.55	$2.05	135,084	$2.05
$2.10 - $83.75	318,919	3.43	$14.56	113,293	$36.50
	2,465,183			256,027

The average fair value for accounting purposes of options granted was $0.92, $3.15 and $5.45 for the nine months ended July 31, 2008 and for the years ended October 31, 2007 and 2006, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of July 31, 2008 and October 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value (in whole $)
As of October 31, 2007:
Employee Options Outstanding	901,423	$17.60	7.54	$3,710
Employee Options Expected to Vest	567,519	$2.80	2.82	$—
Employee Options Exercisable	333,904	$34.70	5.26	$3,710

As of July 31, 2008
Employee Options Outstanding	2,465,183	$3.24	8.12	$931
Employee Options Expected to Vest	2,209,156	$3.24	8.12	$—
Employee Options Exercisable	256,027	$17.37	6.20	$931
Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

	Nine months ended July 31,	Year Ended October 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	72%	61%	63%
Risk-free interest rate	3.4%	4.8%	4.9%
Expected life	5 years	5 years	5 years

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan ("the ESPP") under which 60,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. In the nine months ended July 31, 2008 and the years ended October 31, 2007 and 2006, the shares issued under the ESPP were 22,871, 30,816 shares and 19,298 shares, respectively. At July 31, 2008 and October 31, 2007, 21,257 shares and 43,951 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10 million of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of July 31, 2008 and October 31, 2007, a cumulative total of 23,399 shares had been repurchased by the Company at a cost of $227, which shares are reflected as Treasury Stock on the Balance Sheet at the respective dates.

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

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

On April 29, 2008, the Company’s stockholders approved a 1 share for 5 share reverse split to regain compliance with the Nasdaq minimum bid price rule. The reverse split became effective on May 1, 2008. The Company’s common stock traded at or above the $1.00 minimum bid price for the period May 1, 2008 through May 14, 2008, which marked 10 consecutive trading days in which the closing bid price exceeded the $1.00 minimum. On May 15, 2008, the Company was notified by Nasdaq that it had regained compliance with the minimum bid price requirements and no further action was required. (see Note 12 – Subsequent Events).

Contract Commitments

The Company has entered into purchase commitments of $0.1 million to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements which expire at various dates through July 2013, and may be renewed by mutual agreement between the Company and the lessors under such leases. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.

Future minimum lease payments under all operating leases are as follows:

For the Years Ended October 31,

2008 (remaining three months)	$201
2009	180
2010	161
2011	161
Thereafter	42
$745

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

Agreements

The Company maintains agreements with certain key management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

Litigation

In November 2005, the Company was served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that the Company fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once the Company acquired that information, it allegedly learned that Richard Terwilliger, (our former Vice President of New Product Development) owned certain patent rights and that the Company began trying to inappropriately gain property rights by hiring him away from WWMT. The Company was served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as our Vice President of New Product Development. The Company has agreed to defend Mr. Terwilliger. The Company has removed the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated. The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation. On March 12, 2007, the Court administratively dismissed the action. On or about April 30, 2007, the parties filed a Joint Motion to Reopen the Case after Administrative Dismissal, which the court subsequently denied without prejudice. The parties re-filed the Joint Motion to Reopen the Case, and the Court issued an order reopening the case on July 3, 2008. On August 22, 2008, the Court set a scheduling order in this matter. The Company denies liability and intends to vigorously defend itself in this litigation as it progresses.

In October 2s007, the Company was served with a demand for arbitration by AnazaoHealth Corporation (“AnazaoHealth”). AnazaoHealth provides needle loading services for our Prospera brachytherapy products pursuant to a Services Agreement dated as of June 1, 2005, as amended (the “Services Agreement”). In its demand for arbitration, AnazaoHealth is seeking indemnification from the Company under the Services Agreement for damages arising out of a litigation filed against AnazaoHealth in the U.S. District Court for the District of Connecticut (the “Connecticut Litigation”) by Richard Terwilliger, Gary Lamoureux, World Wide Medical Technologies, LLC, IdeaMatrix, Inc., Advanced Care Pharmacy, LLC, Advanced Care Pharmacy, Inc., and Advanced Care Medical, Inc. The plaintiffs in the Connecticut Litigation claim that AnazaoHealth’s provision of services in the brachytherapy field infringes their patent rights, and certain of the plaintiffs claim that our Prospera products infringes their patent rights. The Company denies liability and intends to vigorously defend itself in this arbitration.

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

North American Scientific, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

NOTE 12—SUBSEQUENT EVENTS

NASDAQ Delisting

The company received a letter from The NASDAQ Stock Market (“NASDAQ”) dated August 20, 2008 indicating that for the last 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company has 180 calendar days, or until February 17, 2009, to regain compliance. If, at anytime before February 17, 2009, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company understands that NASDAQ’s Staff will provide written notification that the Company has achieved compliance with the Rule. If the Company does not regain compliance with the Rule by February 17, 2009, the Company understands that NASDAQ’s Staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal the Staff’s determination to delist its common stock to a NASDAQ Listing Qualifications Panel.

Beyond the risk of delisting arising from the $1.00 minimum closing bid price requirement, the Company is subject to a number of other requirements under Maintenance Standards for continued listing on the Nasdaq Capital Market, including but not limited to, a $2.5 million minimum stockholders’ equity under Maintenance Standard 1, as set forth in Marketplace Rule 4310(c)(3). Currently, the $0.8 million of stockholder’s’ equity at July 31, 2008 is not sufficient to meet the minimum required under Maintenance Standard 1.

Sale of Non-Therapeutic Assets

On August 29, 2008, the Company entered into an agreement relating to the sale of its non-therapeutic product line to EZIP. The sale was completed on September 5, 2008. Under  the terms of the definitive agreement, EZIP purchased certain assets of the Company valued up to $6,000. See further discussion in Note 3 – Discontinued Operations.

Loan Amendment

On September 11, 2008, the Company entered into the Tenth Amendment to the Loan Agreement (the “Tenth Amendment”) with the Bank. The Tenth Amendment provides a waiver to the Company for its non-compliance with the Tangible Net Worth Covenant for an indefinite period.

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

In November 2006, we announced the introduction of ClearPath TM , our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (“APBI”). APBI is a standard radiation treatment appropriate for all women with early stage breast cancer. Typically, patients undergoing radiation treatment for breast cancer are treated with external beam radiation (EBR). The EBR treatments are delivered daily for a period of six weeks. Women who receive APBI instead of EBR can be treated in just 5 days with the same level of efficacy and with better control of radiation dose to surrounding tissue. Management estimates that approximately 250,000 women in the United States are diagnosed with breast cancer each year. With early detection on the rise, we believe the total market for APBI devices in the United States to be as high as $500 million per year.

Our ClearPath systems are designed to place the radiation source directly into the post-lumpectomy site which reduces the treatment time to approximately 5 days compared to six weeks and reduces the risks associated with the external beam radiation treatment. Our ClearPath device is placed through a single incision and is designed to conform to the tumor resection cavity, allowing physicians to deliver a more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. Our ClearPath family of devices are designed to deliver either high-dose rate treatment, (ClearPath-HDR™) or low-dose rate continuous treatments (ClearPath-CR™).

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

On September 17, 2007, we completed the sale of all significant assets, including licenses, trademarks and brand-names, and selected liabilities of NOMOS Corporation to Best Medical, Inc. for $500. We expect that the divestiture of NOMOS will allow us to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer. The financial results of NOMOS are reported as a discontinued operation in accompanying financial statements.

On September 5, 2008 we completed the sale of certain assets, principally our non-therapeutic product line to EZIP for an amount valued up to $6,000. The assets sold are reported as assets held for sale and the revenues and related expenses are reported as a discontinued operation in accompanying financial statements.

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

Results of Operations

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

Total Revenue	Three Months Ended July 31,
	2008	2007	% Change

Radiation Sources	$3,418	$2,702	26%

Total revenue increased $716 or 26% to $3,418 for the three months ended July 31, 2008 from $2,702 for the three months ended July 31, 2007. The increase in revenue is due to an approximate $700 or 24% increase in sales volume, primarily of our palladium brachytherapy seeds. Average selling prices remained consistent period over period.

Gross profit

	Three Months Ended July 31,
	2008	2007	% Change

Radiation Sources	$1,174	$604	94%
(% of Revenue)
Radiation Sources	34%	22%	54%

Gross profit increased $570, or 94%, to $1,174 for the three months ended July 31, 2008 from $604 for the three months ended July 31, 2007. The increase in gross profit is due to the $700 increase in revenue noted above and, to a lesser extent, an approximate $500 reduction in seed production costs as a result of lower material costs and increased efficiency in material usage. The increases in gross margin were partially offset by an approximate $600 increase in material and labor costs as a result of a shift in our product mix to palladium seeds from iodine seeds and increased volume and costs of packaging for our SurTrak product. Gross profit as a percent of sales increased 54% to 34% in the three months ended July 31, 2008 from 22% in the three months ended July 31, 2007. The increase in our gross profit as a percent of sales is primarily due to the higher volume in revenue and cost controls implemented to reduce our per seed production costs, offset somewhat by a shift in product mix to palladium from iodine seeds and increased packaging costs for our Surtrak product.

Selling and marketing expenses

	Three Months Ended July 31,
	2008	2007	% Change

Selling and marketing expenses	$1,168	$985	19%
As a percent of total revenue	34%	36%

Selling and marketing expenses, comprised primarily of salaries, commissions, and marketing costs, increased $183, or 19%, to $1.168 for the three months ended July 31, 2008, from $985 for the three months ended July 31, 2007. The increase in selling and marketing expenses is primarily attributed to $77 increase in sales commissions related to the increased sales of brachytherapy products and a collective $106 increase in printing costs for marketing materials associated with our product re-branding, consulting fees and other marketing expenses.

General and administrative expenses ("G&A")

	Three Months Ended July 31,
	2008	2007	% Change

General and administrative expenses	$2,229	$2,072	8%
As a percent of total revenue	65%	77%

G&A increased $157, or 8%, to $2,229 for the three months ended July 31, 2008, from $2,072 for the three months ended July 31, 2007. The increase in G&A is primarily attributed to a $81 increase in the allowance for bad debts, a $60 increase in professional fees and a $99 net increase in other general and administrative expense categories, partially offset by a $83 decrease in compensation and related expenses.

Research and development (“R&D”)

	Three Months Ended July 31,
	2008	2007	% Change

Research and development expenses	$843	$518	63%
As a percent of total revenue	25%	19%

R&D increased $325 or 60%, to $843 for the three months ended July 31, 2008, from $518 for the three months ended July 31, 2007. The increase in R&D spending is primarily due to an increase in outside services and spending on product development for our ClearPath™ breast brachytherapy device.

Severance Expense

	Three Months Ended July 31,
	2008	2007	% Change

Severance expenses	$1,064	$—	100%
As a percent of total revenue	31%	—%

Severance expense of $1,064 is related to negotiated severance contracts with three employees whose positions with the Company were eliminated.

Interest and other income (expense), net — reflects interest income on our cash balances from overnight sweep activities during the three months ended July 31, 2008, and, for the three months ended July 31, 2007, reflects $162 warrant amortization expense, partially offset by interest income on our cash balances.

Nine months ended July 31, 2008 Compared to Nine months ended July 31, 2007

Total Revenue	Nine months ended July 31,
	2008	2007	% Change

Radiation Sources	$10,589	$8,156	30%

Total revenue increased $2,433 or 30% to $10,589 for the nine months ended July 31, 2008 from $8,156 for the nine months ended July 31, 2007. The increase in our Radiation Sources business primarily reflects both an increase in sales of and shift in product mix to our palladium brachytherapy seeds.

Gross profit

	Nine months ended July 31,
	2008	2007	% Change

Radiation Sources	$3,512	$2,028	73%
(% of Revenue)
Radiation Sources	33%	25%	32%

Gross profit increased $1,484, or 73%, to $3,512 for the nine months ended July 31, 2008 from $2,028 for the nine months ended July 31, 2007. The increase in gross profit is the result of the increases in total revenue as noted above, and to a lesser extent, an approximate $400 reduction in seed production costs as a result of lower material costs and increased efficiency in material usage. The gains in gross profit were somewhat offset by an approximate $1,300 increase in overall costs due to a shift in product mix to palladium seeds sales. Our gross profit as a percent of sales increase 32% to 33% for the nine months ended July 31, 2008 from 25% for the nine months ended July 31, 2007, primarily due to lower average production costs per seed, offset by the change in product mix towards palladium seeds.

Selling and marketing expenses

	Nine months ended July 31,
	2008	2007	% Change

Selling and marketing expenses	$3,382	$2,713	25%
As a percent of total revenue	32%	33%

Selling and marketing expenses, comprised primarily of salaries, commissions, and marketing costs, increased $669, or 25%, to $3,382 for the nine months ended July 31, 2008, from $2,713 for the nine months ended July 31, 2007. The increase in selling and marketing expenses is primarily attributed to a $174 increase in research grants provided to qualified organizations, a $202 increase in commissions related to the increased sales of brachytherapy products, a $72 increase in consulting fees, $146 in costs incurred for re-branding and an approximate $75 net increase all other marketing expenses.

General and administrative expenses ("G&A")

	Nine months ended July 31,
	2008	2007	% Change

General and administrative expenses	$7,634	$6,516	17%
As a percent of total revenue	72%	80%

G&A increased $1,118, or 17%, to $7,634 for the nine months ended July 31, 2008, from $6,516 for the nine months ended July 31, 2007. The increase in G&A is primarily attributed to a $291 increase in bad debt expense, $88 increase in loan origination fees related to borrowing activities in the first quarter of 2008, a $508 increase in compensation and related expenses, an increase of $80 in travel expenses, $87 increase in share based compensation expense and a $129 net increase in other general and administrative expense categories, partially offset by a $65 decrease in insurance costs as a result of the disposition of the NOMOS operation.

Research and development (“R&D”)

	Nine months ended July 31,
	2008	2007	% Change

Research and development expenses	$3,282	$1,282	156%
As a percent of total revenue	31%	16%

R&D increased $2,000 or 156%, to $3,282 for the nine months ended July 31, 2008, from $1,282 for the nine months ended July 31, 2007. The increase in R&D spending is primarily due to a $1,479 increase in spending on product development for our ClearPath™ breast brachytherapy device, a $327 increase in salaries and related employment expenses, a $92 increase in travel expenses and a $102 increase in professional fees relating to new product development.

Severance Expenses

	Nine months ended July 31,
	2008	2007	% Change

Severance expenses	$1,410	$—	100%
As a percent of total revenue	13%	—%

Severance expense of $1,410 is related to negotiated severance contracts with three employees whose positions with the Company were eliminated.

Interest and other income (expense), net — increased by $850 to $948 due to an increase in our borrowing activities in the first six months of 2008 and the last half of 2007. Interest expense for the nine months ended July 31, 2008 includes $895 amortization of warrants issued as debt discount in connection with the debt and $53 of cash paid for loan origination and interest on debt.

Adjustment for fair value of derivatives — increased from $0 to $311 as a result of fluctuations recorded in the fair value of warrants issued in connection with our borrowing activities.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, short-term borrowings, public offerings, private placements of our common stock and most recently the sale of certain assets.  We expect that we will be able to satisfy our longer term liquidity needs for research and development, capital expenditures, and acquisitions through a combination of cash generated by operations, short-term and long-term borrowings, lines of credit and our ability to raise capital through the sale of our common stock, and/or securities convertible to debt.

To supplement our available cash, on May 28, 2008, we entered into a Ninth Amendment to our previously expired borrowing arrangement with Silicon Valley Bank. The Ninth Amendment provides us with $6,000 available borrowing capacity as follows:

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has continued to incur substantial net losses and used substantial amounts of cash. As of July 31, 2008, the Company has an accumulated deficit of $161,533; cash, cash equivalents and marketable securities of $1,667, long-term debt of $1,342 and remaining available financing arrangements of $4,500.

Based on our current operating plans, management believes that the existing cash resources and cash forecasted by management to be generated by operations, as well as our short-term and long-term borrowings, lines of credit and our ability to raise capital through the sale of our common stock and/or securities convertible to debt, will be sufficient to meet working capital and capital requirements through at least the next twelve months. In this regard, we raised additional financing in the first quarter of fiscal 2008 to fund our continuing operations, support the further development and launch of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation, and other activities. In addition, on May 28, 2008, we negotiated a $3,000 term loan and renewed our expired line of credit for $3,000 with a bank and most recently the sale of certain assets. However, there is no assurance that we will be successful with our plans. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

We also expect that in future periods new products and services will provide additional cash flow, although no assurance can be given that such cash flow will be realized, and we are presently placing an emphasis on controlling expenses.

As of July 31, 2008, we had cash, and cash equivalents aggregating approximately $1,667, an increase of approximately $1,058 from $609 at October 31, 2007. The increase was primarily attributed to $13,768 net proceeds from the sale of our common stock in January 2008, proceeds of $1,500 from the Growth Capital Loan, partially offset by $3,323 in payment of debt, $9,804 used in operating activities and $1,053 used for capital expenditures.

Cash flows used in operating activities, excluding cash used in discontinued operations, increased $3,036, or 43%, to $10,022 for the nine months ended July 31, 2008 from $6,986 for the nine months ended July 31, 2007, primarily due to

▪	$4,884 million increase in our net loss from continuing operations;
▪	$1,062 decline in collections of accounts receivable due to higher sales volume and extended terms offered to certain customers;

which were partially offset by

▪	$455 reduction in inventory expenditures resulting from lower inventory costs and increased efficiency in inventory usage;
▪	$1,125 increase from accounts payable and accrued liabilities as we attempt to more closely align our expenditures with our collections; and
▪
$1,288 increase generated by non-cash expenses such as the amortization of warrants, the change in fair value of warrant derivative liabilities, share-based compensation expense and the provision for doubtful accounts,

Cash used in discontinued operations during the nine months ended July 31, 2008 reflects the cash generated by the discontinued operations of the non-therapeutic product line, partially offset by payments of legacy accounts payable and accrued liabilities retained by us in accordance with the terms of sale of our NOMOS operation.

Cash used in investing activities decreased $9,246 to $1,053 cash used in investing activities to purchase machinery and equipment relating to research and development activities, from $8,193 cash provided by investing activities from liquidating short-term investments to supply cash to support operations.

Cash provided by financing activities increased $10,509 to $11,915 for the nine months ended July 31, 2008 from $1,406 for the nine months ended July 31, 2007. The increase reflects proceeds from the 2007 Private Placement and proceeds from the Growth Capital Loan, partially offset by the repayment of short-term borrowings from activity prior to closing the 2007 Private Placement.

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

Derivative Liabilities

The Company issued warrants in connection with its borrowing activities that included an uncertain purchase price. The Company evaluated the warrants under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue 00-19 - Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock and determined the warrants should be accounted for as derivative liabilities at estimated fair value, and marked-to-market at subsequent measurement dates. The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liabilities at each measurement date. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. The fluctuations in estimated fair value are recorded as Adjustments to Fair Value of Derivatives in Other Expenses in the Statement of Operations. On December 12, 2007, the uncertain purchase price became certain, and the derivative features were eliminated. See further discussion in Note 8 and Note 9 of the Financial Statements.

Revenue Recognition

We sell products for radiation therapy treatment, primarily brachytherapy seeds used in the treatment of cancer.. We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, “ Revenue Recognition” for the sale of non-software products.  SAB No. 104, which supersedes SAB No. 101, “ Revenue Recognition in Financial Statements”, provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.  In general, we recognize revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Under SFAS 123(R), we attribute the value of share-based compensation to expense using the straight-line method. We use a 10% forfeiture rate, and a 40% forfeiture rate for the 2006 Premium Price Awards, under the straight-line method based on historic and estimated future forfeitures.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards , (“EITF Issue 06-11” ). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with EITF Issue 06-11, the Company records a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statement during the quarter ended July 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 . The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact this FSP will have on its consolidated financial statements.
.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the nine months ended July 31, 2008 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and, principal financial officer, of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We have incurred substantial net losses in each of the last six fiscal years. As reflected in our financial statements, we have experienced net losses of $12.7 million in the nine months ended July 31, 2008, and $21.0 million and $17.1 million in our fiscal years ended October 31, 2007 and 2006, respectively. In addition, we have used cash in operations of $9.8 million in the nine months ended July 31, 2008, and $12.3 million and $15.9 million for our fiscal years ended October 31, 2007 and 2006, respectively.  As of July 31, 2008, we had an accumulated deficit of $160.7 million; cash and cash equivalents of $1.7 million, and long-term debt of $1.6 million.

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

The negative cash flow we have sustained has materially reduced our working capital. Continued negative cash flow could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take actions intended to improve our results. These actions include sales of certain product lines, reducing cash operating expenses, developing new technologies and products, improving existing technologies and products, and expanding into new geographical markets. The availability of necessary working capital, however, is subject to many factors beyond our control, including our ability to obtain additional financing, our ability to increase revenues and to reduce further our losses from operations, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, and the level of demand for our products.

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

In September 2008, we sold our non-therapeutic product line, which resulted in immediate cash proceeds of $3.0 million. However, we will no longer generate revenue from the sales of our non-therapeutic products and our revenue will be entirely based on sales of our therapeutic products.

We also may be required to curtail our expenses or to take steps that could hurt our future performance, including but not limited to, the termination of major portions of our research and development activities, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of operations. We cannot assure you that we will be successful in these efforts or that any or some of the above factors will not negatively impact us. We believe that we will have or be able to obtain sufficient cash to sustain us at least through the next twelve months.

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

On August 20, 2008, we received notice from Nasdaq indicating that for the last 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). The Company has 180 calendar days, or until February 17, 2009, to regain compliance. If, at anytime before February 17, 2009, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company understands that NASDAQ’s Staff will provide written notification that the Company has achieved compliance with the Rule. If the Company does not regain compliance with the Rule by February 17, 2009, the Company understands that NASDAQ’s Staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal the Staff’s determination to delist its common stock to a NASDAQ Listing Qualifications Panel.

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

Beyond the risk of delisting arising from the $1.00 minimum closing bid price requirement, our common stock is subject to a number of other requirements under Maintenance Standards for continued listing on the Nasdaq Capital Market, including but not limited to, a $2.5 million minimum stockholders’ equity under Maintenance Standard 1, as set forth in Marketplace Rule 4310(c)(3). Currently, our $0.8 million of stockholder’s’ equity at July 31, 2008, which balance does not reflect the September 2008 sale of certain assets from our non therapeutic product line, is not sufficient to meet the minimum required under Maintenance Standard 1. However, after including the results of the September 2008 sale of certain assets from our non therapeutic product line, we did have sufficient stockholders' equity to satisfy Maintenance Standard 1.

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

Our radiation reference source business also is subject to intense competition. Competitors in this industry include AEA Technology PLC and Eckert & Ziegler AG. Eckert & Ziegler purchased our Non-Therapeutic Product Line in September 2008. We believe that these companies have a dominant position in the market for radiation reference source products.

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

Our 2005 agreement with Oncura, Inc. and our 2007 agreement with Core Oncology, Inc. for distribution of our Palladium-103 brachytherapy seeds are important components of that business. In addition, we do not have a direct sales force for our non-therapeutic radiation source products, and rely entirely on the efforts of agents and distributors for sales of those non-brachytherapy products. We cannot assure you that we will be able to maintain our existing relationships with our agents and distributors for the sale of our Palladium-103 brachytherapy seeds.

We depend partially on our relationships with two large customers that each comprise more than 10% of our revenue. If these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

Our sales to Oncura, Inc. comprised more than 10% of our revenue for fiscal 2007. We cannot assure you that we will be able to maintain our existing relationships with our large customers for the sale of our Palladium-103 brachytherapy seeds.

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

Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of John B. Rush, our president and chief executive officer, Troy A. Barring, our chief operating officer and Brett L. Scott our Senior Vice President and Chief Financial Officer. Our future business and financial results could be adversely affected if the services of Messrs. Rush, Barring, Scott or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

As part of  the sale of our Non-Therapeutic Product Line  in September 2007 , we will be closing  our North Hollywood facility and  h a ve agreed to decommission the site  at our expense .   While we believe that our current reserves for decommissioning costs are adequate , the actual costs may exceed such estimate .

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

Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In fiscal 2007 and the first nine months of fiscal 2008, less than 5% of our product revenues and less than 5% of our total revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.50 and $5.65 per share in the fifty-two week period ended July 31, 2008. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

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

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended on April 30, 2008 by the Certificate of Amendment of Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 16, 2008.

3.2	Bylaws of the Company, (as amended December 5, 2007), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 11, 2007.
10.1
Ninth Amendment to Loan and Security Agreement, dated as of May 28, 2008, by and among the Company, North American Scientific, Inc., a California corporation and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2008.

10.2	Form of Warrant to purchase common stock of Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 16, 2008.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

September 12, 2008	By:	/s/ John B. Rush
		Name:	John B. Rush
		Title:	President,
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer) and
(Principal Financial Officer)

Exhibit Index

Exhibit #
3.1
Amended and Restated Certificate of Incorporation of the Company, as amended on April 30, 2008 by the Certificate of Amendment of Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 16, 2008.

3.2	Bylaws of the Company, (as amended December 5, 2007), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 11, 2007.

10.1
Ninth Amendment to Loan and Security Agreement, dated as of May 28, 2008, by and among the Company, North American Scientific, Inc., a California corporation and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2008.

10.2	Form of Warrant to purchase common stock of Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 16, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.