Form 10-Q/A
period 2008-07-31
NORTH AMERICAN SCIENTIFIC INC
filed 2008-09-22
CIK 949876

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

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of September 2, 2008 was 18,502,247 shares.

EXPLANATORY NOTE

North American Scientific (the Registrant) is filing this amendment (the Form 10−Q/A) to our Quarterly Report on Form 10−Q for the quarter ended July 31, 2008 (the Form 10−Q), filed with the U.S. Securities and Exchange Commission on September 15, 2008, solely to correct an error on the cover page. The cover page of the Form 10−Q incorrectly stated that the amount of the Registrant’s Common Stock outstanding as of September 2, 2008 was 19,112,003. This incorrect number of shares of Common Stock outstanding included an additional 609,756 shares of Common Stock issued in error and subsequently cancelled. The cover page of this Form 10−Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on September 2, 2008 was 18,502,247. This Form 10−Q/A should be read in conjunction with the original Form 10−Q, which continues to speak as of the date of the Form 10−Q. Except as specifically noted above, this Form 10−Q/A does not modify or update disclosures in the original Form 10−Q. Accordingly, this Form 10−Q/A does not reflect events occurring after the filing of the Form 10−Q or modify or update any related or other disclosures.

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)   Exhibits.

Exhibits No.	Title

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.

September 22, 2008	By:	/s/ John B. Rush
		Name:	John B. Rush
		Title:	President,
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer) and
(Principal Financial Officer)

Exhibit Index

Exhibits #

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