Form 10-K
period 2008-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2009-01-29
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer”,  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  Large Accelerated Filer ☐   Accelerated Filer  ☐     Non-Accelerated Filer ☐ Smaller Reporting Company  ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes  ☒ No
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,981,000 (based upon the price at which the common stock was last sold, as of April 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter).
As of January 9, 2009, approximately 18,520,000 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on or about April 17, 2009, are incorporated by reference into Part III of this Form 10-K.

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

We are a Delaware corporation, incorporated in 1990, that primarily designs, develops, produces and sells innovative products to radiation oncologists and urologists which are used for delivering local radiation treatment to cancer patients.  These products currently include Prospera® brachytherapy seeds and SurTRAK™ needles and strands used primarily in the treatment of prostate cancer.

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

In May 2004, we acquired NOMOS Corporation (“NOMOS”), a developer, manufacturer and marketer of products and services for Intensity Modulated Radiation Therapy (“IMRT”) and Image Guided Radiation Therapy (“IGRT”).  NOMOS was recognized as the pioneer of the IMRT and IGRT fields and its products are used to treat a variety of cancers at hospitals and free-standing radiation oncology centers.  In July 2007, we announced our plan to divest the NOMOS Radiation Oncology business in order to renew our focus on the marketing and development of innovative brachytherapy products for the treatment of prostate and breast cancer. We completed the sale of all significant assets, including licenses, trademarks and brand-names, and selected liabilities of NOMOS to Best Medical, Inc. for $500,000 in September 2007.

In November 2006, we announced the introduction of ClearPath™, our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (“APBI”), at the American Society for Therapeutic Radiology and Oncology (“ASTRO”) Annual Meeting in Philadelphia. The ClearPath device is placed through a single incision and is designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI.  ClearPath is designed to accommodate either high-dose, ClearPath-HDR, or low-dose rate, ClearPath-CR, treatment methods.  We have received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for both ClearPath-CR™ to enable a low-dose rate, or continuous release treatment utilizing our Prospera® brachytherapy seeds, and for ClearPath-HDR™ to enable a high-dose rate treatment. We continue to gain clinical experience with our ClearPath-HDR and expect the general commercial release of this product to occur in 2009.

BRACHYTHERAPY TREATMENT OF CANCER

Derived from ancient Greek words for short distance (brachy) and treatment (therapy), brachytherapy, sometimes called seed implantation, is an outpatient procedure used in the treatment of different kinds of cancer. Radioactive “seeds” are carefully placed inside of the cancerous tissue and positioned in a manner that permits the most efficient dispersion of radiation into the cancer. Brachytherapy has now been used for over a century. Conditions currently treated with brachytherapy include prostate cancer, cervical cancer, endometrial cancer, coronary artery disease, and recently breast cancer. Brachytherapy is a minimally invasive medical procedure in which high-dose-rate (“HDR”) or low-dose-rate (“LDR”) sealed radioactive sources are temporarily or permanently implanted into cancerous tissue, delivering a therapeutically prescribed dose of radiation that is lethal to the cancerous tissue. Brachytherapy has been proven to be very effective and safe, providing a good alternative to surgical removal of the malignant tissue, while reducing the risk of certain long-term side effects.

Prostate Cancer

The prostate gland, found only in men, is a small walnut-sized gland surrounding the urethra, located under the bladder and in front of the rectum. According to the American Cancer Society, prostate cancer is considered a slow growing cancer relative to other types of cancer. Symptoms of prostate cancer are often not noticed until the cancer has progressed past its early stages. Prostate cancer is the second most prevalent form of cancer in men in the United States and is the second most common cause of cancer death in men. The American Cancer Society estimated that approximately 190,000 new cases of prostate cancer were diagnosed in the United States in 2008 and that there were approximately 30,000 deaths of men in the United States from this disease in 2008.

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

Prospera® for Ocular Melanoma

Intraocular melanoma, a tumor occurring inside the eye, is a relatively rare malignancy. The American Cancer Society estimates that there were 2,400 new cases of this form of melanoma in the United States in 2008. The two most common means of treating this condition are brachytherapy or enucleation (removal of the eye).

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

In addition to various forms of surgery, breast cancer patients often receive other forms of therapy including radiation, hormone and/or immunotherapy. Increasingly patients and their physicians are opting for breast conservation therapy (“BCT”). BCT is considered for women with early-stages of breast cancer and is used in situations where physicians believe their patients have an opportunity to preserve breast tissue. BCT has traditionally been followed by a rigorous daily regime of whole breast radiation.  The surgical transition from radical mastectomy to lumpectomy is now being followed, for similar tissue sparing and cosmetic consequence by the acceptance of and often preference for accelerated partial breast irradiation in place of whole breast irradiation.

APBI treats only the tissue surrounding the lumpectomy cavity and offers patients less invasive and more convenient treatment options than with whole breast external beam radiation.   With localized treatment, the remainder of the breast and surrounding organs are spared from unnecessary radiation exposure inherent with whole breast irradiation.  APBI delivery techniques are catheter based, either through single or multiple insertion sites, utilizing both high and low dose sources, delivered either from external sources or imbedded seeds.

Breast Brachytherapy

Overview

Unlike prostate brachytherapy treatment which is administered by the permanent implantation of LDR sources in the prostate, breast brachytherapy is administered by temporarily placing the radiation source in the post-lumpectomy site using a specially designed device to permit safe and accurate placement of the radiation source. Approximately 270,000 new cases of breast cancer are diagnosed in the U.S. each year.  About 75% of breast cancers are discovered in early-stages, and are therefore suitable for BCT. Therefore, we estimate the total U.S. market for postlumpectomy brachytherapy is approximately 200,000 patients annually. With typical average selling prices of approximately $2,700 for brachytherapy delivery products like ours, we estimate the U.S. brachytherapy market potential at approximately $540 million, excluding the cost of radiation sources and brachytherapy seeds, used in the treatment. Including the revenues from radiation sources and brachytherapy seeds, we estimate the U.S. breast brachytherapy market potential at over $700 million.

Advances in these delivery systems have played an important role in breast brachytherapy in recent years.  In the past, breast brachytherapy was limited to Radiation sources delivered using a series of catheters inserted into the breast in 10 to 15 locations.  This multi catheter interstitial procedure is effective but is time consuming and technically difficult to perform.  Additionally, these early  multi-catheter interstitial systems were associated with negative cosmetic results (10-25 small scars upon removal) .

Advances in breast brachytherapy delivery systems now permit physicians to utilize either HDR or LDR sources with a single insertion of a device into the breast cavity.  With HDR breast brachytherapy, these devices now permit the placement of the HDR radiation source (Iridium-192) directly into the post-lumpectomy site therebv reducing the treatment time to approximately 5 days compared to 30-35 days for whole breast radiation therapy. HDR therapy can be used at the time of the lumpectomy or in the weeks after the procedure as with whole breast radiation therapy (“WBRT”). The HDR device can be placed and removed in a physician's office under local anesthesia.  HDR devices receive the HDR source from an HDR afterloader for treatments in a radiation-safe shielded room twice a day for 5 days. WBRT therapy requires the patient to visit daily the radiation-safe shielded room for 6 weeks.  Clinical outcomes, including recurrence rates, for HDR radiation therapy are similar to those obtained with the more invasive, longer treatment time, WBRT.  HDR therapy can also be used as an adjunct therapy for patients who receive WBRT, shortening the WBRT course of treatment.

The LDR Breast brachytherapy devices, like the HDR devices, can be implanted at the time of the lumpectomy or in the weeks after the procedure.  The LDR device also can be placed and removed in a physician's office under local anesthesia.  LDR devices differ from the HDR devices in that the low dose rate radioactive source is placed into the LDR device and stays in place for 4 days while the patient rests at home.  These LDR sources can be placed into the LDR device in any treatment room.  There is no need to be in a shielded radiation safe room for insertion, and the patient is not required to make a daily visit to radiation-safe shielded treatment rooms in the hospital or cancer clinic.   Clinical outcomes, including recurrence rates, for LDR radiation therapy are similar to those obtained with HDR devices and with the more invasive, longer treatment time, WBRT.

Current products on the market are either balloon HDR delivery devices or multicatheter HDR delivery devices.  There are no LDR devices on the market at this time.  We anticipate that the first LDR device to market will be the ClearPath multicatheter LDR device.  Balloon HDR devices require inflation of the balloon in the lumpectomy cavity and also require a significant balloon to cavity wall interaction with minimal air or fluid pockets which can interfere with effective radiation treatment dosing.  Multicatheter HDR devices allow for more flexibility in cavity design and require less concern about fluid or air in the cavity.   Multicatheter devices are designed to have the benefits of customized dosing control due to the presence of many treatment lumens, similar to the multicatheter interstitial procedure, with the added benefit of a single insertion into the lumpectomy cavity, eliminating the need for many individual catheter insertions typical of the multicatheter interstitial procedure.

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

Our Breast Brachytherapy Products – the ClearPath™ line of delivery devices.

In November 2006, we announced the introduction of ClearPath, our unique multicatheter breast brachytherapy devices for APBI, at the ASTRO Annual Meeting in Philadelphia. The ClearPath devices are placed through a single incision and are designed to conform to the resection cavity, allowing for more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI.  Our ClearPath line of delivery devices are designed to accommodate either high-dose, ClearPath-HDR, or low-dose rate, ClearPath-CR, treatment methods.

We received 510(k) clearance from the United States Food and Drug Administration for a low-dose rate, or continuous release, treatment utilizing our Prospera® brachytherapy seeds in April 2006 and approval for the high-dose rate treatment in November 2006. We continue to gain clinical experience with our ClearPath-HDR and expect the general commercial release of this product to occur in 2009, to be followed by release of our ClearPath-CR delivery devices.

The unique design of our ClearPath delivery devices offers new treatment alternatives to women electing APBI as part of their BCT.  ClearPath devices offer the advantages of multicatheter sourcing through a single insertion site. ClearPath’s unique multi-channel catheter system accommodates both LDR therapy, using our existing Prospera I-125 seeds, or HDR treatments.  The ClearPath delivery devices are designed to offer physicians greater flexibility in treatment planning and dose optimization to the target region while minimizing exposure to nearby healthy tissue.  The channels on the ClearPath catheter can be positioned and controlled independently to change their location (size of the arc) and dose of radiation.

The ClearPath-HDR delivery device consists of 12 adjustable catheters, 6 outer catheters deployed to  maintain the shape of the post lumpectomy cavity and 6 inner catheters deployed to optimize the radiation  therapy to be delivered while minimizing the risk to surrounding tissues and organs.  The optimized deployment of the inner treatment catheters potentially allows radiation oncologists to offer brachytherapy to patients who have not been appropriate for other available brachytherapy products because their cavities have been considered too close to the skin, nipple or chest wall.  The unique ability of ClearPath delivery device to contour the radiation dose delivery by varying dose in its 6 inner treatment catheters could negate this proximity problem.  The optimally deployed inner treatment catheters in the ClearPath delivery device are unlike a balloon and unlike multicath devices that treat on the cavity wall in that they are more conformal, neither compressing nor altering the shape of the surrounding tissue. This unique treatment design of the ClearPath HDR Product provides for a variety of delivery locations from within the center of the lumpectomy cavity, allowing optimized dose contouring and protection of tissue.

The ClearPath delivery device integrates with existing HDR afterloaders and treatment planning software sold by Varian Medical and Nucleton and does not require additional capital investment by facilities with shielded rooms and afterloaders.

The second ClearPath product design, ClearPath-CR or continuous release, utilizes a similar array of deployable catheters placed through a single incision.  However, rather than undergoing 10 treatments over 5 days, the radiation oncologist will place a series of stranded low dose rate Prospera I-125 brachytherapy seeds into the device which will deliver a continuous low level radiation dose over a 4 to 5 day period.  The ClearPath-CR would not require patients to return to the hospital or clinic daily for treatment. Ease of placement, dose conformality, and patient friendliness are a few of the differentiating features of the ClearPath design.

NON-THERAPEUTIC PRODUCTS

We utilized our expertise in the design, development and manufacturing of radioisotopic products to develop or jointly develop additional products, which include radiation sources and standards used in a variety of areas for calibration, measurement and control.  In September 2008, we sold this non-therapeutic product line to Eckert & Ziegler Isotope Products, Inc (“EZIP”) for an amount up to $6.0 million in order for us to concentrate on therapeutic opportunities with brachytherapy products and to provide us with necessary working capital. We received $3.0 million at the time of the sale and we expect to receive $2.0 million in January 2009. (See NOTE 2 – DISCONTINUED OPERATIONS in the Notes to the Consolidated Financial Statements)

INTELLECTUAL PROPERTY

Patents

We believe that patents and other proprietary rights are important to our business. It is our policy to seek appropriate patent protection both in the United States and abroad for our proprietary technology and to enter into license agreements with various companies to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents. The following chart shows our issued patents and their respective expiration dates.

Name with Patent Number	Subject	Date of Issuance and Expiration Date

Expandable brachytherapy device with constant spacing (7,357,770)
A brachytherapy device may include an expandable outer cage, an expandable inner cage positioned within the outer cage and configured to receive radioactive material at its perimeter, and a movable actuator configured to cause the outer and inner cages to expand simultaneously in response to movement of the actuator between certain positions while maintaining a substantially constant separation distance between the outer and inner cages.
April 15,2008 until April 18, 2027

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
August 27, 2002 until December 6, 2020

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
January 7, 2003 until March 29, 2019

Apparatus for loading radioactive seeds and spacing elements into a brachytherapy needle (6,582,354)	The loading apparatus includes a tray assembly which receives radioactive seeds and spacer elements from containers thereof.	June 24, 2003 until July 23, 2021

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
October 28, 2003 until August 1, 2017

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
October 23, 2003 until August 1, 2017

Apparatus and Method for Loading a Brachytherapy Seed Cartridge (6,755,775)	An apparatus and method for loading radioactive brachytherapy seeds into a seed cartridge for use with an applicator.	June 29, 2004 until August 30, 2021

In addition, as of October 15, 2008, we had 14 additional United States pending patent applications.  We have also been issued 6 foreign patents and have 9 (including 3 Patent Co-operation Treaty applications) foreign patent applications still pending.

Third-Party License Agreements

We license from third parties some of the technologies used in our core products.

•
We have an exclusive license from IdeaMatrix, Inc. (a company owned by our former Vice President of New Product Development - Brachytherapy, Richard Terwilliger) for certain brachytherapy technology pertaining to needles and strands used in the brachytherapy manufacturing process.  This technology is critical to our SurTRAK line of products sold in connection with our brachytherapy seeds.  Under this exclusive license agreement, we paid $125,000 upon execution of the license agreement on February 17, 2006, and we are required to pay $125,000 per year over five years. There is no annual renewal fee or royalty arising out of this license.  The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, we have agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc. Please see Item 3, Legal Proceedings for more information.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to enter into confidentiality agreements with our employees, consultants and vendors, and we generally control access to our proprietary information.

COMPETITION

Our primary competitors in the brachytherapy seed business include: C.R. Bard, Inc., Oncura, Inc., and Core Oncology, Inc., all of whom manufacture and sell Iodine-125 brachytherapy seeds, as well as distribute Palladium-103 seeds manufactured by a third party (in the case of Oncura and Core Oncology, we currently manufacture a portion of their Palladium-103 seed requirements pursuant to distribution agreements reached with Oncura in July 2005 and with Core Oncology in August 2007); and Theragenics Corporation, which manufactures Palladium-103 seeds, and sells Palladium-103 and Iodine-125 brachytherapy seeds directly and its Palladium-103 brachytherapy seeds through marketing relationships with third parties. Several additional companies currently sell brachytherapy seeds as well.  Our SurTRAK strands and needles are subject to competition from a number of companies, including Worldwide Medical Technologies, Inc.

Our new ClearPath-HDR device for treatment of breast cancer is, like its competitors, designed to connect to a source of high-dose-rate (HDR) radiation, which is administered in a specially shielded room in a hospital. It faces competition from Hologic, Inc., SenoRx, Inc. and Cianna Medical. The MammoSite RTS device from Hologic, Inc., currently the market leader, uses a balloon and catheter system to place the radiation source directly into the post-lumpectomy cavity. The Contura MLB device developed by SenoRx, Inc. also uses a balloon and catheter system to deliver the radiation dose.   The SAVI device manufactured by Cianna Medical does not use a balloon and is comprised of an expandable bundle of 6, 8 or 10 catheters.

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

Almost all of the companies against whom we compete are substantially larger than us and have greater technical, sales, marketing and financial resources. Developments by any of these or other companies or advances by medical researchers at universities, government research facilities or private research laboratories could render our products obsolete. Therefore, additional companies with substantially greater financial resources than we have, as well as more extensive experience in research and development, the regulatory approval process and manufacturing and marketing, may develop treatments and products that are similar to our products.

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

SALES AND MARKETING

Since January 2003, we have developed an internal sales force to directly market and sell our brachytherapy products. At the end of fiscal year 2008, the domestic sales staff consisted of 7 sales representatives, one business development manager, a Marketing Director and 5 customer service representatives.  We also have a Senior Vice President of Sales, and a Vice President of Marketing.

Each of our sales representatives sells products and services to customers within an assigned territory. The sales representatives promote customer satisfaction with periodic service calls in addition to scheduled follow-up visits. Our products are principally marketed directly to the end-user physicians or purchasing groups that act on their behalf.    Less than 1%, of our total revenues in fiscal year 2008 were attributable to international markets.  One customer, Core Oncology, Inc., accounted for over 10% of our total revenue in fiscal year 2008.

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

Each of our products has its own individual indication for use statement that has been cleared by the FDA. Each of these indications specifies that the products are cleared for use in prescribed radiation therapy. None of the FDA clearances for any of our products limit the scope of intended use to treating certain types of cancer.

As a registered medical device manufacturer with the FDA, we are subject to inspection to ensure compliance with their current Good Manufacturing Practices, or GMP. These regulations require that we and any of our contract manufacturers design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) notice for any product modification. We may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

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

Additionally, we operate under licenses issued by the California Department of Health which allow us to manufacture and process radioactive materials. These licenses are renewable every eight years.  We received a renewal of our licenses for our Chatsworth and North Hollywood facilities in 2007.  We are subject to a routine inspection by the California Department of Health Services for compliance with good manufacturing practice, health and safety requirements, and other applicable regulations. Moreover, our use, management and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

As part of the sale of our Non-Therapeutic Product Line in September 2008, we have closed our North Hollywood facility and have agreed to decommission the site at our expense.  We expect that this process will be completed in or around March 2009.

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

MANUFACTURING

We manufacture all of our brachytherapy seed products and accessory products, including steppers and stabilizers, at our Chatsworth, California facility. The equipment used to manufacture our products is purchased from a variety of suppliers. Additionally, we have developed an in-house capability to both build and repair certain equipment used in the manufacturing of our products. We consider our manufacturing equipment to be in good condition.

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

RESEARCH AND DEVELOPMENT

Research and development ("R&D”) expenses in continuing operations totaled $3.8 million, $1.8 million and $1.2 million during the years ended October 31, 2008, 2007 and 2006, respectively,  primarily due to the development costs of ClearPath. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

EMPLOYEES

As of October 31, 2008, we had a total of 84 full-time employees. None of our employees are represented by a labor union. We have not experienced a work stoppage in our history, and we believe that our employee relations are good.

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

Item 1A. Risk Factors

We have experienced significant losses and expect to incur losses in the future. As a result, the amount of our cash and cash equivalents has materially declined. If we continue to incur significant losses and are unable to access sufficient working capital from our operations, our currently available credit facilities, or through additional equity financings, we will be unable to fund future operations and operate as a going concern.  Our independent registered public accounting firm has issued us a going concern qualification for fiscal 2008 as a result of these conditions.

We have incurred substantial net losses in recent years. As reflected in our financial statements, we have experienced net losses of $10.9 million, $21.0 million and $17.1 million in our fiscal years ended October 31, 2008, 2007 and 2006, respectively. In addition, we have used cash in operations of $12.0 million, $12.3 million and $15.9 million for our fiscal years ended October 31, 2008, 2007 and 2006, respectively.  As of October 31, 2008, we had an accumulated deficit of $158.9 million; cash and cash equivalents of $2.3 million, working capital of $2.8 million, and long-term liabilities of $1.6 million.

To supplement our available cash, on May 28, 2008, we entered into a Ninth Amendment to our previously expired borrowing arrangement with Silicon Valley Bank. We also entered into an Eleventh Amendment to the same borrowing arrangement on October 10, 2008 to modify the timing of disbursements and repayments of the funds.  These amendments provide us with up to $6.0 million in borrowing capacity subject to certain conditions as described below.  As of October 31, 2008, we have borrowed $1.5 million on these facilities. We believe that our current cash balances combined with borrowing available under our credit facility will allow us to continue operations through March 2009, at which time we will need to either raise additional financing or cease operations.  The $6.0 million in borrowing capacity consists of:

▪
a $3.0 million Growth Capital term loan, to be funded one half in June 2008 and one half no later than March 31, 2009, subject to certain conditions. Interest accrues at the Bank prime rate plus 2.25% and is payable on the outstanding principal balance monthly from the date of the first borrowing. The principal balance of the Growth Capital loan is repayable in equal installments over thirty-three (33) months beginning January 1, 2009; and

▪
a $3.0 million revolving credit facility based upon eligible receivables balance as defined by the Eleventh Amendment, which is payable monthly. Interest on the revolving credit facility is payable monthly at Bank prime plus 0.50% per annum, and may increase to Bank prime plus 1.5% if we fail to meet the Quick Ratio Test as defined in the Ninth Amendment. The revolving line of credit matures in twenty-four (24) months from the date of signing. The revolving line of credit is subject to certain financial covenants, which cross over to the Growth Capital Loan in the event that both facilities have an outstanding balance on any given month.

In September 2008, we sold our non-therapeutic product line, which resulted in immediate cash proceeds of $3.0 million, a note receivable of $2.0 million due in January 2009 and an additional $1.0 million to be paid to the Company in September 2009 if certain milestones are achieved. We will no longer generate revenue from the sales of our non-therapeutic products and our revenue will be entirely based on sales of our therapeutic products.

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

Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions not only limit our access to capital but also make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles.  Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us.  In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business, financial condition and results of operations.

Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we may not continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy.

Our common stock is subject to continued listing requirements of the NASDAQ Capital Market, including a minimum bid price requirement. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Capital Market or if we are unable to transfer our listing to another stock market.

Currently and at points during the past 52 weeks, the minimum bid price for our common stock listed on the NASDAQ Capital Market has closed below the $1.00 minimum.

On August 20, 2008, we received notice from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). We had 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price level.

However, given the current extraordinary market conditions, NASDAQ suspended the bid price and market value of publicly held shares requirements through Monday, April 20, 2009.  On October 16, 2008, NASDAQ filed an immediately effective rule change with the SEC, and this rule change was extended in December 2008, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies.  We are currently in a bid price compliance period and as a result of this rule suspension and extension, we will have until August 28, 2009 to regain compliance by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.

Beyond the risk of delisting arising from the $1.00 minimum closing bid price requirement, our common stock is subject to a number of other requirements under Maintenance Standards for continued listing on the NASDAQ Capital Market, including but not limited to, a $2.5 million minimum stockholders’ equity under Maintenance Standard 1, as set forth in Marketplace Rule 4310(c)(3).

On September 22, 2008, we received a notice from NASDAQ indicating that we do not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on the NASDAQ Capital Market as set forth in Marketplace Rule 4310(c)(3).  In addition, we do not comply with the minimum $35.0 million market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years for continued listing.  However, after including the results of the September 2008 sale of certain assets from our non therapeutic product line, we did have sufficient stockholders' equity to satisfy Maintenance Standard 1.  On October 24, 2008, we received a letter from NASDAQ indicating we were once again in compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing.

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

In addition, delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities. We will need to raise additional financing in fiscal 2009 to fund our continuing operations, support the launch and further development of ClearPath, and other activities. Delisting from NASDAQ also would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital.

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

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in our market, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We may not be able to successfully develop new products or enhancements to our existing products. Without successful new product introductions, our revenues likely will continue to suffer, as competition erodes average selling prices. Even if customers accept new or enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins.

We are subject to intense competition. Our competitors have greater resources than we do. As a result, we cannot be certain that our competitors will not develop superior technologies, larger more experienced sales forces or otherwise be able to compete against us more effectively. If we fail to maintain our competitive position in key product areas, we may lose or be unable to develop significant sources of revenue.

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

Because we are a small company with limited resources, there is a risk that potential customers will purchase products from larger manufacturers, even if our products are technically superior, based on the perception that a larger, more established manufacturer may offer greater certainty of continued product improvements, support and service, which could cause our revenues to decline. In addition, many of our competitors are substantially larger and have greater sales, marketing and financial resources than we do. Developments by any of these or other companies or advances by medical researchers at universities, government facilities or private laboratories could render our products obsolete. Moreover, companies with substantially greater financial resources, as well as more extensive experience in research and development, the regulatory approval process, manufacturing and marketing, may be in a better position to seize market opportunities created by technological advances in our industry.

We are highly dependent on our direct sales organization, which is small compared to many of our competitors. Also, we may need to hire and train additional sales representatives to sell our ClearPath device. Any failure to build, manage and maintain our direct sales organization could negatively affect our revenues.

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

As a result of our relatively small sales force the need to hire and train additional sales representatives to sell our ClearPath device, and the intense competition for skilled sales and marketing employees, our direct sales and marketing efforts may not be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

We depend partially on our relationships with distributors and other industry participants to market some of our products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

Our 2005 agreement with Oncura, Inc. and our 2007 agreement with Core Oncology, Inc. for distribution of our Palladium-103 brachytherapy seeds are important components of that business.  If we are not able to maintain our existing relationships with our agents and distributors for the sale of our Palladium-103 brachytherapy seeds or these third parties do not successfully distribute our products, our revenues will be adversely impacted.

We depend partially on our relationship with a large customer that comprises more than 10% of our revenue. If this relationship is discontinued or if we are unable to develop new relationships, our revenues could decline.

Our sales to Core Oncology, Inc. comprised more than 10% of our revenue for fiscal 2008  We cannot assure you that we will be able to maintain our existing relationships with our large customers for the sale of our Palladium-103 brachytherapy seeds.

The cost of defending lawsuits for product-related liabilities could be prohibitive to us.

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

Currently, our revenues are primarily derived from products predominantly used in the treatment of tumors of the prostate. If we do not obtain wider acceptance of our products to treat other types of cancer, our sales could fail to increase and we could fail to achieve our desired growth rate possibly causing us to cease operations.

Currently, our brachytherapy products are used almost exclusively for the treatment of prostate cancer. Further research, clinical data and years of experience will likely be required before there can be broad acceptance for the use of our brachytherapy products for additional types of cancer. If our products do not become more widely accepted in treating other types of cancer, our sales could fail to increase or could decrease possibly causing us to cease operations.

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

Our success is materially dependent on a limited number of key employees, and, in particular, the continued services of John B. Rush, our President and Chief Executive Officer and Brett L. Scott, our Senior Vice President and Chief Financial Officer. Our future business and financial results could be adversely affected if the services of Messrs. Rush, Scott or other key employees cease to be available. To our knowledge, none of our key employees have any plans to retire or leave in the near future.

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

 If a competitor infringes upon our patent or other intellectual property rights, enforcing those rights could be difficult, expensive and time-consuming, making the outcome uncertain. Competitors could also bring actions or counterclaims attempting to invalidate our patents. Even if we are successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be costly and could divert our management's attention. Due to our limited resources, the costs of such litigation may exceed our ability to pay and we may not be able to adequately enforce our intellectual property rights or defend our patents.

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

As part of the sale of our Non-Therapeutic Product Line  in September 2008, we closed  our North Hollywood facility and have agreed to decommission the site at our expense . While we believe that our current reserves for decommissioning costs are adequate, the actual costs may exceed such estimate. We expect that the decommissioning process will be completed in approximately March 2009.

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

Acceptance of our products in foreign markets could be affected by the availability of adequate reimbursement or funding, as the case may be, within prevailing healthcare payment systems. Reimbursement, funding and healthcare payment systems vary significantly by country and include both government-sponsored healthcare and private insurance. We may not obtain third-party reimbursement with respect to treatments using our products under any foreign reimbursement system.

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

We are subject to extensive government regulation applicable to the manufacture and distribution of our products. Complying with the FDA and other domestic and foreign regulatory bodies is an expensive and time-consuming process, whose outcome can be difficult to predict. If we fail or are delayed in obtaining regulatory approvals or fail to comply with applicable regulations, we may be unable to market and distribute our products or may be subject to civil or criminal penalties.

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

In the United States, as a manufacturer and seller of medical devices and devices utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA and state and local regulatory agencies, such as the State of California, to ensure such devices are safe and effective. Such regulations, which include the U.S. Food, Drug and Cosmetic Act, or the FDC Act, and regulations promulgated by the FDA, govern the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, possession, marketing, disposal, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements, recalls and other matters relating to medical devices, radiation producing devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our brachytherapy seeds constitute medical devices subject to these regulations. Future products in any of our business segments may constitute medical devices and be subject to regulation as such. These laws require that manufacturers adhere to certain standards designed to ensure that the medical devices are safe and effective. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices.

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

Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Asia and Europe. However, we have had limited success in gaining acceptance of our products in foreign markets, where we have limited experience marketing, servicing and distributing our products, and where we will be subject to additional regulatory burdens and other risks.

Our future profitability will depend in part on our ability to establish, grow and ultimately maintain our product sales in foreign markets, particularly in Asia and Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In fiscal 2007 and  2008, less than 2% of our  revenues were derived from sales to customers outside the United States and Canada. Our foreign operations subject us to additional risks and uncertainties, including:

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

We regularly review potential transactions related to technologies, product candidates or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. Our acquisition of Theseus Imaging Corporation in October 2000 and the acquisition of NOMOS in May 2004 are examples of such transactions. In the future, if we have sufficient available capital, we may choose to enter into such transactions. We may not be able to successfully integrate newly acquired organizations, products or technologies into our business and the process could be expensive and time consuming and may strain our resources. Depending upon the nature of any transaction, we may experience a charge to earnings which could be material.

Operating results for a particular period may fluctuate and are difficult to predict.

The results of operations for any fiscal quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. As a consequence, operating results for a particular future period are difficult to predict. Such factors include the following:

▪	Our net sales may grow at a slower rate than necessary to achieve profitability and, in particular periods, may decline;
▪	Our future sales growth is highly dependent on the successful introduction of our ClearPath device;

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.05 and $3.75 per share in the fifty-two week period ended October 31, 2008. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. In connection with our January 2008 sale of common stock and accompanying warrants, we have filed resale registration statements covering an aggregate of up to 12,601,628 shares of common stock and 630,081 shares of common stock issuable upon exercise of warrants for the benefit of the selling security holders. The actual or anticipated resale by such investors under these registration statements may depress the market price of our common stock. Bulk sales of shares of our common stock in a short period of time could also cause the market price for our shares to decline.

Trading volume in our stock has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for fiscal year 2008 was approximately 16,000 shares and the average daily number of transactions was approximately 40 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock is made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2008, our officers, directors and principal stockholders, collectively beneficially own approximately 79% of our common stock in the aggregate. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Some provisions of our charter documents may make takeover attempts difficult, which could depress the price of our stock and inhibit your ability to receive a premium price for your shares.

Provisions of our amended and restated certificate of incorporation could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our amended and restated certificate of incorporation allows our board of directors to issue shares of preferred stock and to fix the rights and preferences of such shares without stockholder approval. Any such issuance could make it more difficult for a third party to acquire our business and may adversely affect the rights of our stockholders. These provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of our common stock.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our credit facility with Silicon Valley Bank. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We do not own real property. Our principal executive office is located at 20200 Sunburst Street, Chatsworth, California 91311, where we lease approximately 24,000 square feet.  We also lease approximately 3,200 square feet in Irvine which is used for research and development.  Both of these leases expire in mid 2009 with renewal options.  Our North Hollywood facility is expected to be vacated in March 2009 as a result of the sale of our non-therapeutic product line.

 We believe that our facilities are adequate, suitable and of sufficient capacity to support our current operations.

Item 3.  LEGAL PROCEEDINGS

NASDAQ Listing

We received a NASDAQ Stock Market (“NASDAQ”) Staff Deficiency Letter dated September 21, 2007 indicating that, based on the Quarterly Report on Form 10-Q for the period ended July 31, 2007, NASDAQ had determined that we were was not in compliance with the minimum $10 million stockholders’ equity requirement for continued listing on the NASDAQ Global Market set forth in Marketplace Rule 4450(a)(3). On December 11, 2007, we received formal notice that a NASDAQ Listing Qualifications Panel (the “Panel”) had granted our request for a transfer from the NASDAQ Global Market to the NASDAQ Capital Market, and continued listing on the NASDAQ Capital Market, subject to the following exception:

▪
On or before January 17, 2008, we were required to inform the Panel that we had received funds sufficient to put us in compliance with the NASDAQ Capital Market stockholders’ equity requirement of $2.5 million. Within four business days of the receipt of the funds, we were required to make a public disclosure of receipt of the funds and file a Form 8-K with pro forma financial information indicating that we plan to report proforma stockholders’ equity of $2.5 million or greater for the fiscal year ended October 31, 2007. We informed the Panel of receipt of sufficient funds on January 18, 2008, and publicly disclosed receipt of such funds in a press release dated January 22, 2008 and filed a Form 8-K with respect to this matter on January 25, 2008.

▪
On or before January 31, 2008, we were required to file our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, which shall demonstrate proforma stockeholder’s equity of $2.5 million or greater. We  filed our Annual Report on Form 10-K on January 29, 2008.

Further, on October 5, 2007, we received a notice from NASDAQ, dated October 5, 2007 indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(e)(2), we had 180 calendar days, or until April 2, 2008, to regain compliance. We did not regain compliance with the Rule by April 2, 2008, and on April 4, 2008, NASDAQ notified us that our common stock would be delisted on April 15, 2008. On April 10, 2008, we appealed the delisting decision pursuant to the procedures set forth in the NASDAQ Marketplace Rule 4800 Series, and were granted a hearing with a NASDAQ Listing Panel on May 22, 2008.  Our common stock continued to trade on the NASDAQ Capital Market pending the outcome of such hearing.

On February 5, 2008, we received a letter from NASDAQ dated February 4, 2008 providing notice that we has demonstrated compliance with NASDAQ Marketplace Rules, and that the NASDAQ Listing Qualifications Panel has determined to continue the listing of our securities on NASDAQ. In addition, the Staff has approved our application to list its common stock on The NASDAQ Capital Market. Our common stock was transferred from The NASDAQ Global Market to The NASDAQ Capital Market effective February 6, 2008.

On April 29, 2008, our stockholders approved a 1 share for 5 share reverse split to regain compliance with the minimum bid price rule. The reverse split became effective on May 1, 2008. Our common stock traded at or above the $1.00 minimum bid price for the period May 1, 2008 through May 14, 2008, which marked 10 consecutive trading days in which the closing bid price exceeded the $1.00 minimum. On May 15, 2008, we were notified by NASDAQ that we had regained compliance with the minimum bid price requirements and no further action was required.

On August 20, 2008, we received another letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Rule. We had 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price level. However, given the current extraordinary market conditions, NASDAQ has decided to suspend the bid price and market value of publicly held shares requirements through Monday, April 20, 2009.  On October 16, 2008, NASDAQ filed an immediately effective rule change with the SEC, and this rule change was extended in December 2008, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies.  We are currently in a bid price compliance period and as a result of this rule suspension and extension, we will have until August 28, 2009 to regain compliance by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.  If, at anytime before August 28, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we understand that NASDAQ’s Staff will provide written notification that we have achieved compliance with the Rule. If the Company does not regain compliance with the Rule by August 28, 2009, we understand that NASDAQ’s Staff will provide written notification that our common stock will be delisted. At that time, we may appeal the Staff’s determination to delist its common stock to a NASDAQ Listing Qualifications Panel.

Beyond the risk of delisting arising from the $1.00 minimum closing bid price requirement, we are subject to a number of other requirements under Maintenance Standards for continued listing on the NASDAQ Capital Market, including but not limited to, a $2.5 million minimum stockholders’ equity under Maintenance Standard 1, as set forth in Marketplace Rule 4310(c)(3).  We anticipate that we may not comply with this requirement in fiscal 2009 and in such case be subject to delisting from NASDAQ.

Litigation

In November 2005, we were served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that we fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once we acquired that information, we allegedly learned that Richard Terwilliger (our former Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. We were served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as our Vice President of New Product Development. We have agreed to defend Mr. Terwilliger. We have moved the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated. The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  On March 12, 2007, the Court administratively dismissed the action. On or about April 30, 2007, the parties filed a Joint Motion to Reopen the Case after Administrative Dismissal, which the court subsequently denied without prejudice. The parties re-filed the Joint Motion to Reopen the Case, and the Court issued an order reopening the case on July 3, 2008. On August 22, 2008, the Court set a scheduling order in this matter. On September 24, 2008, plaintiffs filed a Motion for an Extension of Time to File a Motion For Leave to Amend.  Subsequently, on September 29, 2008, plaintiffs filed a Motion for Leave to Amend the Complaint, seeking to add additional claims to the action and remove other claims.  On December 5, 2008, the Court denied both of plaintiffs’ motions.  The Court ordered plaintiffs to file a request to dismiss any claims they intend to withdraw voluntarily by December 22, 2008. On December 22, 2008, the plaintiffs filed a request to dismiss without prejudice certain claims. On January 12, 2009, the defendants opposed that motion arguing, inter alia, that those claims should be dismissed with prejudice. The plaintiffs have not yet responded. We deny liability and intend to vigorously defend this claim as it progresses.

In October 2007, we were served with a demand for arbitration by AnazaoHealth Corporation (“AnazaoHealth”). AnazaoHealth provides needle loading services for our Prospera brachytherapy products pursuant to a Services Agreement dated as of June 1, 2005, as amended (the “Services Agreement”). In its demand for arbitration, AnazaoHealth is seeking indemnification from us under the Services Agreement for damages arising out of a litigation filed against AnazaoHealth in the U.S. District Court for the District of Connecticut (the “Connecticut Litigation”) by Richard Terwilliger, Gary Lamoureux, World Wide Medical Technologies, LLC, IdeaMatrix, Inc., Advanced Care Pharmacy, LLC, Advanced Care Pharmacy, Inc., and Advanced Care Medical, Inc. In September 2008, AnazaoHealth filed an Amended Arbitration Demand to which we filed an Objection.  On or about October 7, 2008, the parties agreed to toll the issues in the Amended Arbitration Demand and the matter was taken off calendar.  The plaintiffs in the Connecticut Litigation claim that AnazaoHealth’s provision of services in the brachytherapy field infringes their patent rights, and certain of the plaintiffs claim that our Prospera products infringe their patent rights. We deny liability and intend to vigorously defend this claim should it recommence.

In February 2008, an individual plaintiff, Richard Hodge, filed a complaint in the Multnomah County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Hodge to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in our former CORVUS and BAT products. The plaintiff dismissed this complaint with prejudice on October 28, 2008.

In November 2008, Denise M. Black and Lon Black, filed a complaint in the State of New York, Supreme Court, County of Ontario against Clifton Springs Hospital & Clinic, Charles H. Albrecht Radiation Oncology, Dana P. Hansen, M.D., Charles H. Albrecht, M.D., Matthew Pacella, MS, DABR, Dustin A. Gress, MS, Upstate Medical Physics, Inc., Sandy K.S. Perry, M.D., Finger Lakes Women’s Health LLC, NOMOS Corporation, n/k/a Best Nomos and North American Scientific, Inc. alleging the defendants caused Mrs. Black to sustain personal injuries, increased pain and suffering and additional medical expense due to negligence and deviation from accepted medical practice.  We deny liability and intend to vigorously defend this claim as it progresses.  No trial date has yet been set.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2008.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the NASDAQ Capital  Market under the ticker symbol "NASM". Prior to February 6, 2008, our common stock was listed on the NASDAQ Global Market under the ticker symbol “NASI”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the applicable NASDAQ market.

	High	Low
Fiscal 2008
First Quarter	$3.15	$0.75
Second Quarter	2.55	1.50
Third Quarter	3.75	0.50
Fourth Quarter	0.84	0.05

Fiscal 2007
First Quarter	6.25	4.25
Second Quarter	6.45	4.40
Third Quarter	8.75	4.60
Fourth Quarter	$5.65	$1.40

As of December 31, 2008, we had approximately 415 shareholders of record.

We have never paid cash dividends on our common stock and have no plans to do so.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere herein. All amounts are in thousands, except for share and per share amounts.

	Year Ended October 31,
	2008(5)	2007(4) (5)	2006(4) (5)	2005(3)(4) (5)	2004(1),(2), (4) (5)

Statement of Operations:
Net revenue	$13,927	$11,428	$9,251	$8,833	$9,357
Cost of revenue	9,328	8,532	7,219	6,246	5,599

Gross profit	4,599	2,896	2,032	2,587	3,758
Operating expenses	19,287	14,393	12,842	11,186	16,138

Loss from operations	(14,688)	(11,497)	(10,810)	(8,599)	(12,380)
Interest and other income (expense), net	(1,476)	(605)	(119)	120	580

Loss before provision for income taxes	(16,164)	(12,102)	(10,929)	(8,479)	(11,800)
Provision for income taxes	—	—	—	—	257

Loss from continuing operations	(16,164)	(12,102)	(10,929)	(8,479)	(11,543)
Income (loss) from discontinued operations (2, 4)	5,219	(8,896)	(6,201)	(47,034)	(24,764)

Net loss	$(10,945)	$(20,998)	$(17,130)	$(55,513)	$(36,307)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.02)	$(2.06)	$(2.49)	$(2.57)	$(4.39)
Income (loss) from discontinued operations(2, 4)	0.33	(1.52)	(1.41)	(14.25)	(9.43)

Net loss	$(0.69)	$(3.58)	$(3.90)	$(16.82)	$(13.82)

Shares used in per share calculation
Basic	15,779	5,869	4,391	3,300	2,628

	As of October 31,
	2008(5)	2007(4)(5)	2006(4) (5)	2005(3)(5)	2004(1),(2)(5)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,256	$609	$903	$3,623	$14,980
Assets of discontinued operations(4)	—	636	11,954	14,567	61,019
Total assets	9,636	6,176	27,198	8,218	20,098
Total bank debt	1,500	3,323	—	—	—
Total stockholders' equity (deficit)	2,819	(2,912)	17,188	10,801	65,377

(1)
In May 2004, we acquired NOMOS Corporation, incurring a $9,200 charge for in-process research and development and $1,100 charge for merger and integration costs in connection with the purchase. These items had a $(3.90) impact on basic and diluted loss per share and are included in discontinued operations for the period.

(2)
In September 2004, our Theseus operation was shut down.  The Statement of Operations data include Theseus as a discontinued operation. The 2004 results include a loss on discontinued operations of $12,537, consisting primarily of research and development expenses.

(3)
At October 31, 2005, we recorded a $40,213 impairment loss of  NOMOS goodwill and intangible assets as a result of our evaluation of the fair value of our long-lived assets under SFAS 142 and SFAS 144. The impairment loss is included in the Loss from Discontinued Operations in the Consolidated Statements of Operations for the year ended October 31, 2005.

(4)
In September 2007, we shut down the operations of our NOMOS segment and sold substantially all of our NOMOS assets to a third party. The Statement of Operations data for 2004 through 2006 have been revised to include NOMOS as a discontinued operation. The effects of revising these years resulted in a $16,394, $20,192 and $11,759 decrease in revenue, a $6,290, $8,273 and $3,387 decrease in gross profit, and a $14,207, $56,941 and $17,331 decrease in operating expenses for 2006, 2005 and 2004, respectively.  Loss from discontinued operations increased by $7,935, $48,666 and $13,945 million, or $0.36, $2.95 and $1.06 per share in 2006, 2005 and 2004, respectively as a result of this change. Assets of discontinued operations represent primarily all the assets of the NOMOS operation sold as a result of this transaction at the respective Balance Sheet date.

(5)
In September 2008, we sold our Non Therapeutic Product Line to a third party. The Statement of Operations data for 2007 through 2004 have been revised to include the Non Therapeutic Product Line as a discontinued operation. The effects of revising these years resulted in a $3,889, $3,343, $3,199, and $3,621 decrease in revenue, a $1,731, $1,564, $1,308 and $1,773 decrease in gross profit, and a $244, $81, $38 and $55 decrease in operating expenses for 2007, 2006, 2005 and 2004, respectively.  Loss from discontinued operations increased by $1,557, $1,484, $1,270 and $1,718, or $0.27,  $0.35, $0.38,  and $0.65 per share in 2007, 2006, 2005 and 2004, respectively as a result of this change. Assets of discontinued operations represent primarily all the assets of the Non Therapeutic Product Line as a result of this transaction at the respective Balance Sheet date.

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

In November 2006, we announced the introduction of ClearPath TM , our unique multicatheter breast brachytherapy device for Accelerated Partial Breast Irradiation (“APBI”). APBI is a standard radiation treatment appropriate for all women with early stage breast cancer. Typically, patients undergoing radiation treatment for breast cancer are treated with external beam radiation (EBR). The EBR treatments are delivered daily for a period of six weeks. Women who receive APBI instead of EBR can be treated in just five days with the same level of efficacy and with better control of radiation dose to surrounding tissue. Management estimates that approximately 250,000 women in the United States are diagnosed with breast cancer each year. With early detection on the rise, we believe the total market for APBI devices in the United States to be as high as $500 million per year.

Our ClearPath systems are designed to place the radiation source directly into the post-lumpectomy site which reduces the treatment time to approximately five days compared to six weeks and reduces the risks associated with the external beam radiation treatment. Our ClearPath device is placed through a single incision and is designed to conform to the tumor resection cavity, allowing physicians to deliver a more conformal therapeutic radiation dose distribution following lumpectomy compared to other methods of APBI. Our ClearPath family of devices are designed to deliver either high-dose rate treatment, (ClearPath-HDR™) or low-dose rate continuous treatments (ClearPath-CR™).

We have received 510(k) approval from the United States Food and Drug Administration for both ClearPath-CR™ to enable a low-dose rate, or continuous release treatment utilizing our Prospera® brachytherapy seeds, and for ClearPath-HDR™ to enable a high-dose rate treatment. Throughout 2007 and 2008, we have been gaining clinical experience with the first generation ClearPath-HDR , and we intend to launch the second generation devices in 2009, to be followed by the general commercial release of our ClearPath-CR.

On September 17, 2007, we completed the sale of all significant assets, including licenses, trademarks and brand-names, and selected liabilities of NOMOS Corporation to Best Medical, Inc. for $500. We expect that the divestiture of NOMOS will allow us to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer. The financial results of NOMOS are reported as a discontinued operation in the accompanying consolidated financial statements.

On September 5, 2008 we completed the sale of certain assets, principally our non-therapeutic product line to EZIP for an amount valued up to $6,000. The financial results of the non-therapeutic product line are reported as a discontinued operation in the accompanying consolidated financial statements.

We have incurred substantial net losses since fiscal year 2000. We expect the losses to continue for at least the next fiscal year as we continue to develop our ClearPath product, and obtaining adequate financing is an important part of our business strategy. In January 2008, we completed a financing transaction in which we raised a net $13,769 through a private placement of our common stock with three of our major shareholders. The inflow of cash has allowed us to meet our operating expenses and continued development of our ClearPath product.

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

Our  products are subject to shelf-life expiration periods, which are carefully monitored.  Provision is made for inventory items which may not be sold because of expiring dates. We routinely review other inventories for evidence of impairment of value and make provision as such impairments are identified.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, inventories, accounts payable, and accrued expenses approximate fair value because of their short maturities.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”)  No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Derivative Liabilities

We issued warrants in connection with our borrowing activities in 2007 that included an uncertain purchase price for a period of time. We evaluated these warrants under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue 00-19 - Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock and determined the warrants should be accounted for as derivative liabilities at estimated fair value, and marked-to-market at subsequent measurement dates. We used the Black-Scholes option-pricing model to determine the fair value of the derivative liabilities at each measurement date. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. The fluctuations in estimated fair value are recorded as Adjustments to Fair Value of Derivatives in Other Expenses in the Statement of Operations. On December 12, 2007, the uncertain purchase price became certain, and the derivative features were eliminated. See further discussion in Note 9 and Note 10 to the consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have recorded a 100% valuation allowance against our deferred tax assets until such time that it becomes more likely than not that we will realize the benefits of the deferred tax assets. On November 1, 2007, we implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”.

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

Share-based Compensation

We account for our share-based payments under the guidance set forth in SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to our Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), based on their fair values. We also apply the guidance found in SAB No. 107 (“SAB 107”) with respect to share-based payments and SFAS No. 123(R).

 Under SFAS 123(R), we attribute the value of share-based compensation to expense using the straight-line method. We use a 10% forfeiture rate, and a 46% forfeiture rate for the 2006 Premium Price Awards, under the straight-line method based on historic and estimated future forfeitures.

We use the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based primarily upon historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. For purposes of financial statement presentation, the estimated fair values of the options are amortized over the options’ vesting periods.

Results of Operations

Fiscal 2008 vs. Fiscal 2007

Net Revenue
	Year Ended October 31,
	2008	2007	% Change
(in thousands)
Net revenue	$13,927	$11,428	21.9%

Net revenue increased 21.9% to $13,927 for the year ended October 31, 2008 from $11,428 for the year ended October 31, 2007. The increase in revenue is due to $3,421 in higher sales volume of our brachytherapy seeds and $568 in higher SurTrak sales volume, all partially offset by a $1,195 decline in average selling prices for our brachytherapy seeds and a decline in average selling prices and volume of bracytheraphy accessory products and revenue from outside pharmacy services.

Gross profit
	Year Ended October 31,
	2008	2007	% Change
(in thousands)
Gross profit	$4,599	$2,896	58.8%
As a percent of net revenue	33.0%	25.3%	7.7%

Gross profit increased $1,703, or 58.8%, to $4,599 for the year ended October 31, 2008 from $2,896 for the year ended October 31, 2007. The increase in gross profit is due to higher revenues noted above, partially offset by $796 increase in material costs due to the higher volume of seeds sold. Gross profit as a percent of net revenue increased 7.7% points from the year ended October 31, 2007 to the year ended October 31, 2008. The increase is due to higher overall revenues, reduced nuclide costs arising from lean manufacturing approach implemented in 2008 and lower outside service costs as we transition to internal stranding for customers. Gains in gross profit percentage were partially offset by higher labor costs arising from increased headcount and increases in facilities overhead.

Selling and marketing expenses
	Year Ended October 31,
	2008	2007	% Change
(in thousands)
Selling and marketing expenses	$4,556	$3,669	24.1%
As a percent of net revenue	32.7%	32.1%	0.6%

Selling and marketing expenses, comprised primarily of salaries, commissions and marketing costs, increased $887, or 24.1%, to $4,556 for the year ended October 31, 2008, from $3,669 for the year ended October 31, 2007. The increase in selling and marketing expenses is primarily attributed to a $273 increase in sales commissions related to the increased sales of brachytherapy products, a $237 increase in research grants, a $223 increase in personnel and temporary labor costs, a $117 cost for product re-branding and a net $37 increase in other marketing spending, primarily on our ClearPath device.

General and administrative expenses ("G&A")
	Year Ended October 31,
	2008	2007	% Change
(in thousands)
General and administrative expenses	$9,519	$8,944	5.5%
As a percent of net revenue	68.3%	78.3%	(10.0)%

G&A increased $575 or 5.5%, to $9,438 for the year ended October 31, 2008, from $8,944 for the year ended October 31, 2007. The increase in G&A is primarily attributed to an increase in personnel expenses of approximately $375 related to higher headcount, a $204 increase in stock compensation expense, a $185 increase in bad debt expense and a $94 net increase in all other general and administrative expenses, partially offset by a $283 decrease in professional fees.

Research and development (“R&D”)
	Year Ended October 31,
	2008	2007	% Change
(in thousands)
Research and development expenses	$3,801	$1,780	113.6%
As a percent of net revenue	27.3%	15.6%	11.7%

R&D increased $2,021 or 113.6%, to $3,801 for the year ended October 31, 2008, from $1,780 for the year ended October 31, 2007. The increase in R&D spending is primarily due to $375 increase in higher salaries and benefits related to higher headcount, and $1,436 increase spending on product development for our ClearPath™ breast brachytherapy device.

Severance
	Year Ended October 31,
	2008	2007		% Change
(in thousands)
Severance expense	$1,411	$	n/a	100.0%
As a percent of net revenue	10.1%		n/a	10.1%

Severance expense of $1,411 is related to negotiated severance contracts with three employees whose positions with the Company were eliminated.

Interest expense.  Interest expense was $1,087 for the fiscal year ended October 31, 2008, compared to $535 for the fiscal year ended October 31, 2007. The interest expense in both fiscal years resulted from the interest on short-term and long-term debt and amortization of warrants. The increase was attributable to an increase in the outstanding balance of the short-term and long-term debt and the number of warrants.

Adjustment for fair value of derivatives. Adjustment for fair value of derivatives increased from $0 to $311 as a result of fluctuations recorded in the fair value of warrants issued in connection with our borrowing activities.

Interest income and other income (expense), net.  Interest income and other income (expense) was an expense of $50 for the fiscal year ended October 31, 2008, compared to income of $31 for the fiscal year ended October 31, 2007 due to interest income on slightly higher average cash balances during 2007.

Income (loss) from discontinued operations.  The income from discontinued operations of $5,219 for the fiscal year ended October 31, 2008 resulted from the divestiture of the Non-Therapeutic Product Line in September 2008. The income from discontinued operations in 2008 was primarily due to a $4,502 gain realized on the disposal of our non-therapeutic product line in September 2008, coupled with a $717 profit from operating the product through the date of the sale. The loss from discontinued operations of $8,896 for the fiscal year ended October 31, 2007 includes a loss from operations of $10,453 from NOMOS, and an operating profit of $1,557 from the divestiture of the non therapeutic product line.

Fiscal 2007 vs. Fiscal 2006

Net Revenue
	Year Ended October 31,
	2007	2006	% Change
(in thousands)
Net revenue	$11,428	$9,251	23.5%

Net revenue increased 23.5% to $11,428 for the year ended October 31, 2007 from $9,251 for the year ended October 31, 2006. The increase in revenue is due to a 23.6% increase in sales of our brachytherapy seeds and accessories, with increased product sales partially offset by a decline in average selling prices.

Gross profit
	Year Ended October 31,
	2007	2006	% Change
(in thousands)
Gross profit	$2,896	$2,032	42.5%
As a percent of net revenue	25.3%	22.0%	3.3%

Gross profit increased $864, or 42.5%, to $2,896 for the year ended October 31, 2007 from $2,032 for the year ended October 31, 2006.  Gross profit as a percent of net revenue increased 3.3% points from the year ended October 31, 2006 to the year ended October 31, 2007. The increase in our gross profit is primarily due to the increase in sales, and the increase in gross profit as a percent of sales is primarily due to reduced material usage costs in therapeutic products, partially offset by a decline in average selling prices.

Selling and marketing expenses
	Year Ended October 31,
	2007	2006	% Change
(in thousands)
Selling and marketing expenses	$3,669	$2,731	34.3%
As a percent of net revenue	32.1%	29.5%	2.6%

Selling and marketing expenses, comprised primarily of salaries, commissions and marketing costs, increased $938, or 34.3%, to $3,669 for the year ended October 31, 2007, from $2,731 for the year ended October 31, 2006. The increase in selling and marketing expenses is primarily attributed to higher sales commissions of $192 related to the increased sales of brachytherapy products, and increased marketing spending on our ClearPath device.

General and administrative expenses ("G&A")
	Year Ended October 31,
	2007	2006	% Change
(in thousands)
General and administrative expenses	$8,944	$8,951	—%
As a percent of net revenue	78.2%	96.8%	(18.6)%

G&A decrease slightly to $8,944 for the year ended October 31, 2007 from $8,951 for the year ended October 31, 2006. The slight decrease was the result of increases in personnel expenses, which were more than offset by a decrease in the stock compensation expense as a result of the implementation of SFAS 123(R), which requires the expensing of stock options, and reduced bad debt expense resulting from improved collections.

Research and development (“R&D”)
	Year Ended October 31,
	2007	2006	% Change
(in thousands)
Research and development expenses	$1,780	$1,160	53.4%
As a percent of net revenue	15.6%	12.5%	3.1%

R&D increased $620 or 53.4%, to $1,780 for the year ended October 31, 2007, from $1,160 for the year ended October 31, 2006. The increase in R&D spending is primarily due to increased spending on product development for our ClearPath™ breast brachytherapy device.

Interest expense.  Interest expense was $535 for the fiscal year ended October 31, 2007, compared to $401 for the fiscal year ended October 31, 2006. The interest expense in both fiscal years resulted from the interest on short-term and long-term debt and amortization of warrants. The increase was attributable to an increase in the outstanding balance of the short-term and long-term debt and the number of warrants.

Interest income and other income (expense), net.  Interest income and other income (expense) was income of $31 for the fiscal year ended October 31, 2007, compared to $282 for the fiscal year ended October 31, 2006. The decrease in interest income is due to declining cash balances in investment accounts in 2007 as cash was consumed in operations.

Loss from discontinued operations.  The loss from discontinued operations of $8,896 for the fiscal year ended October 31, 2007 resulted from the divestiture of NOMOS in September 2007, and resulted in an operating loss of $10,453 and the divestiture of the non-therapeutic product line in September 2008 which resulted in an operating profit of $1,557
The loss from discontinued operations of $6,201 for the fiscal year ended October 31, 2006 includes a loss from operations of $7,938 from NOMOS, an operating profit of $1,483 from the non-therapeutic product line and a gain of $253 from the discontinued Theseus operation.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of working capital to fund our ongoing operations and to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, acquisitions and strategic investments in related businesses.  We have satisfied these needs primarily through a combination of cash generated by operations, lines of credit, public offerings and from private placements of our common stock.  We will need to raise additional capital in fiscal 2009 to be able to continue operations.  We believe that our current cash balances combined with available borrowings under our credit facility will allow us to operate through February 2009.   If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product  lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $10,945, $20,998 and $17,130 for the years ended October 31, 2008, 2007 and 2006, respectively, and have used cash in operations of $12,015, $12,318 and $15,921 for the years ended October 31, 2008, 2007 and 2006, respectively.  As of October 31, 2008, we had an accumulated deficit of $158,871 cash and cash equivalents of $2,256, working capital of $2,832 and $1,500 of interest-bearing debt.

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and cash equivalents.  At October 31, 2008, we had cash and cash equivalents aggregating approximately $2,256, an increase of $1,647 from $609 at October 31, 2007. The increase was primarily attributed to $13,769 net cash raised in a private placement sale of our common stock and $2,958 net cash received from the sale of our non-therapeutic product line, offset by cash used in continuing operations of $12,542 and capital expenditures of $1,169.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Equipment and leasehold improvements.  Equipment and leasehold improvements (“Fixed Assets”) increased approximately $588 to $1,412 at October 31, 2008, from $824 at October 31, 2007.  The increase in Fixed Assets reflects capital expenditures of $1,169 offset by depreciation expense.

Accounts payable and accrued expenses.  Accounts payable and accrued expenses decreased approximately $790 to $4,884 as of October 31, 2008, from $5,674 at October 31, 2007, as we settled accounts with suppliers and vendors with cash raised from the PIPE transaction in January 2008.

Liquidity and Capital Resource Requirements

The following table summarizes information about our material contractual obligations as of October 31, 2008:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank debt	$1,500	$455	$1,045	$—	$—
Operating leases	364	268	60	36	—
License fees	375	125	250	—	—
Purchase commitments	98	98	—	—	—
Severance liabilities	1,092	523	569	—	—
	$3,429	$1,469	$1,924	$36	$—

Bank debt.  The bank debt with Silicon Valley Bank consists of a $3,000 revolving credit facility with an interest rate of prime plus 0.5% and a $3,000 Growth Capital Loan with an interest rate of prime plus 2.25%.  The outstanding balance at October 31, 2008 is zero for the revolving credit facility and $1,500 on the Growth Capital Loan.  Based on the current interest rate at October 31, 2008, we estimate that our interest payments for the remainder of 2008 will be $42 and over the subsequent years until maturity will be $391.

Operating leases. We lease our facilities under noncancelable operating leases which expire in mid 2009. Under each lease, we are required to pay for insurance, taxes, utilities and building maintenance, commonly known as a “triple net” lease. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.   We also lease some equipment under non-cancelable operating leases.

License fees.  We license some of the technologies used in our products from third parties.

Purchase commitments.  We also have purchase commitments to a supplier under blanket purchase orders.

Severance liabilities.  We have committed to severance payments to several employees whose employment was terminated in 2008.  We will be making those payments over specified terms, and at October 31, 2008, $569 of those payments are in long-term liabilities and $523 is included in accrued expenses.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position FSP 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. On October 10, 2008, FASB issued FASB Staff Position FSP 157-3 which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We do not believe that SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF Issue 06-11”). Beginning January 1, 2008, we adopted EITF Issue 06-11. In accordance with EITF Issue 06-11, we record a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards we expect to vest. The adoption of EITF Issue 06-11 did not have any impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, " Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 " (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact, if any, SFAS No. 161 will have on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and therefore we do not expect its adoption will have a material impact on our consolidated results of operations and financial condition.

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, we are required to retrospectively adjust the earnings per share data to conform with the provisions in EITF 03-6-1. Early application of EITF 03-6-1 is prohibited.  We are currently evaluating the impact EITF 03-6-1 will have on our consolidated financial statements.

Related Party Transactions

We have borrowed funds from, and received additional equity investments from, related parties. See Note 10 — ”Borrowings” of the notes to the consolidated financial statements

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk.  Our growth capital term loan accrues interest at the bank’s prime rate plus 2.25% and our revolving credit facility accrues interest at the bank’s prime rate plus up to 1.5%.  Our financial instruments include cash and cash equivalents. At October 31, 2008, the carrying values of our financial instruments approximated their fair values based on current market prices and rates. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our cash equivalents, changes in interest rates are not expected to have a material effect on our near-term financial condition or results of operations.

Foreign Currency Risk

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

Item 9A (T).  CONTROLS AND PROCEDURES

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

(b)          Evaluation of financial reporting controls and procedures.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material affect on the financial statements.

Because of its inherent  limitations,  internal  control over financial reporting  determined to be effective can provide only reasonable assurance with respect to  financial  statement  preparation  and may not prevent or detect all misstatements.  Also,  projections of any evaluation of  effectiveness to future periods are subject to the risk that controls may become  inadequate  because of changes in  conditions,  or that the degree of  compliance  with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness, as of the end of the period covered by this report, of the design and operation of our internal control over financial reporting as defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act and based on the framework set forth in Internal Controls- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, our CEO and our CFO concluded that our internal controls over financial reporting, as of the end of such period, were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

(c)          Changes in internal controls

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2008.

Item 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2008.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2008.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2008.

 Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended October 31, 2008.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Annual Report on Form 10-K:
		Page
1.	Financial Statements of the Company
	Report of Independent Registered Public Accounting Firm – SingerLewak LLP	51
	Consolidated Balance Sheets	52
	Consolidated Statements of Operations	53
	Consolidated Statements of Changes in Stockholders' Equity (Deficit)	54
	Consolidated Statements of Cash Flows	55
	Notes to Consolidated Financial Statements	56
2.	Financial Statement Schedule
	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits.
	Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits
Exhibit No.	Description
2.1
Purchase and Sale Agreement, between the Registrant and Eckert & Ziegler Isotope Products, Inc., dated August 29, 2008, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed September 5, 2008.

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as amended on April 30, 2008 by the Certificate of Amendment of Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 16, 2008.

3.2	Bylaws of the Registrant, (as amended December 5, 2007), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2007.
10.1+
North American Scientific, Inc. Amended and Restated 1996 Stock Option Plan (as amended through April 6, 2001), incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-61688), filed May 25, 2001.

10.2+
The North American Scientific, Inc. 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-34200), filed April 6, 2000.

10.3+
The Theseus 1998 Employee, Director and Consultant Stock Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-64892), filed July 11, 2001.

10.4+
The North American Scientific, Inc. 2003 Non-Employee Directors' Equity Compensation Plan, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-106197), filed June 17, 2003.

10.5
Amendment to Lease Agreement dated August 22, 2002, by and between NOMOS Corporation and Cranberry 200 Venture, L.P., incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed March 11, 2005

10.6
Loan Agreement and Security Agreement, dated October 5, 2005, between the Registrant, the Subsidiaries and Silicon Valley Bank., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 11, 2005.

10.7
Amendment to Loan Agreement and Security Agreement, dated January 12, 2006, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.25 of Form 10-K filed on January 18, 2006.

10.8
Loan and Security Agreement, dated March 28, 2006, by and among the Registrant, certain subsidiaries and Partners for Growth II, L.P., incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2006.

10.9+	North American Scientific, Inc. 2006 Stock Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 5, 2006.
10.10	Securities Purchase Agreement dated June 6, 2006 between the Registrant and the investors, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2006.
10.11	Form of Warrant Agreement between the Registrant and Three Arch Partners, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2006.
10.12	Form of Warrant Agreement between the Registrant and certain other investors, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2006.

10.13
Second Amendment to Loan Agreement and Security Agreement, dated October 31, 2006, between the Registrant, the Subsidiaries and Silicon Valley Bank incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2006.

10.14+	Employment Agreement between the Registrant and John B. Rush, dated March 22, 2007, incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on December 7, 2007.
10.15
Third Amendment to Loan Agreement and Security Agreement, dated as of August 24, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 19, 2007.

10.16+
Summary of Employment Arrangement between the Registrant and Troy A. Barring, dated September 4, 2007, incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on September 10, 2007.

10.17
Agreement among North American Scientific, Inc., NOMOS Corporation, and Best Medical International, Inc., dated as of September 11, 2007, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 14, 2007.

10.18
Fourth Amendment to Loan Agreement and Security Agreement, dated as of September 14, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 19, 2007.

10.19
Fifth Amendment to Loan Agreement and Security Agreement, dated as of October 3, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K, filed January 29, 2008.

10.20
Warrant Agreement, dated as of September 21, 2007, between the Registrant, the Subsidiaries and Agility Capital LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2007.

10.21
Sixth Amendment to Loan Agreement and Security Agreement, dated as of October 29, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K, filed January 29, 2008.

10.22
Loan Agreement and Subordinated Note, dated as of October 30, 2007, between the Registrant and John A. Friede, incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K, filed January 29, 2008.

10.23*	Seventh Amendment to Loan Agreement and Security Agreement, dated as of November 20, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank.
10.24*	Eighth Amendment to Loan Agreement and Security Agreement, dated as of December 18, 2007, between the Registrant, the Subsidiaries and Silicon Valley Bank.
10.25+	Amendment No.1 to the North American Scientific, Inc. 2006 Stock Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
10.26
Ninth Amendment to Loan Agreement and Security Agreement, dated as of May 28, 2008, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 16, 2008.

10.27	Form of Warrant to purchase common stock of the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed June 16, 2008.
10.28+	Offer Letter, dated June 26, 2008, between the Registrant and Brett L. Scott, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 13, 2008.
10.29+
Stock Option Agreement, dated August 11, 2008, between the Registrant and Brett L. Scott, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 13, 2008.

10.30
Tenth Amendment to Loan Agreement and Security Agreement, dated as of September 11, 2008, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 15, 2008.

10.31
Eleventh Amendment to Loan Agreement and Security Agreement, dated as of October 10, 2008, between the Registrant, the Subsidiaries and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed October 15, 2008.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of SingerLewak LLP.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1*	Certification pursuant to Rule 13a-14b under the Exchange Act and 18 U.S.C -1350.

+           Compensation plan or agreement
*           Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
North American Scientific, Inc.
Chatsworth, California

We have audited the accompanying consolidated balance sheets of North American Scientific, Inc. and subsidiaries (collectively, the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Scientific, Inc. and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the financial statements, the Company has adopted the provisions of Statement Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – as Interpretation of FASB Statement No. 109 on November 1, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of North American Scientific, Inc.’s internal control over financial reporting as of October 31, 2008 included in the accompanying Management’s Report on Assessment of Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

SINGER LEWAK LLP

Los Angeles, California
January 29, 2009

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	October 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$2,256	$609
Accounts receivable, net of reserves	1,907	2,296
Inventories, net of reserves	796	984
Prepaid expenses and other current assets	943	724
Receivable from sale of assets (Note 2)	2,190	—
Assets of discontinued operations	—	636

Total current assets	8,092	5,249
Equipment and leasehold improvements, net	1,412	824
Intangible assets, net	98	103
Other assets	34	—

Total assets	$9,636	$6,176

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Lines of credit, net of discount	$—	$3,241
Short-term portion of long-term debt, net of discount	376	—
Warrant derivative	—	173
Accounts payable	1,732	2,564
Accrued expenses	3,152	3,110

Total current liabilities	5,260	9,088
Long-term debt, net of discount	988	—
Long-term severance liability	569	—

Total liabilities	6,817	9,088

Commitments and contingencies (Note 14)	—	—

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 (2008) and 100,000,000 (2007) shares authorized; 18,561,676 (2008) and 5,920,270 (2007) shares issued; and 18,520,472 (2008) and 5,879,066 (2007) shares outstanding	185	59
Additional paid-in capital	161,732	145,774
Treasury stock, at cost – 41,204 common shares (2008 and 2007)	(227)	(227)
Accumulated deficit	(158,871)	(148,518)

Total stockholders' equity (deficit)	2,819	(2,912)

Total liabilities and stockholders' equity (deficit)	$9,636	$6,176

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended October 31,
	2008	2007	2006

Net revenue	$13,927	$11,428	$9,251

Cost of revenue	9,328	8,532	7,219

Gross profit	4,599	2,896	2,032

Operating expenses:
Selling expenses	4,556	3,669	2,731
General and administrative expenses	9,519	8,944	8,951
Research and development	3,801	1,780	1,160
Severance	1,411	—	—

Total operating expenses	19,287	14,393	12,842

Loss from operations	(14,688)	(11,497)	(10,810)
Interest expense	(1,215)	(636)	(401)
Adjustments to fair value of derivatives	(311)	—	—
Interest and other income, net	50	31	282

Loss before provision for income taxes	(16,164)	(12,102)	(10,929)
Provision for income taxes	—	—	—

Loss from continuing operations	(16,164)	(12,102)	(10,929)
Income (loss) from discontinued operations, net of income tax effect (including gain on disposal of $4,502 in 2008 and loss on disposal of $7,107 in 2007)	5,219	(8,896)	(6,201)
Net loss	$(10,945)	$(20,998)	$(17,130)

Basic and diluted loss per share:
Continuing operations	$(1.02)	$(2.06)	$(2.49)
Discontinued operations	0.33	(1.52)	(1.41)

Net loss per share	$(0.69)	$(3.58)	$(3.90)

Weighted average number of common shares outstanding - Basic and diluted	15,778,912	5,868,854	4,391,313

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands, except share data)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)

Balances at October 31, 2005	3,411,334	$34	$121,286	21,605	$(129)	$(110,390)	$10,801
Common stock issued upon exercise of stock options	437	—	2	—	—	—	2
Common stock issued under employee stock purchase plan	19,296	—	163	—	—	—	163
Common stock issued in private placement net of costs of $2,035,000	2,458,387	25	21,909	—	—	—	21,934
Purchase of treasury stock	—	—	—	620	(4)	—	(4)
Issuance of warrants	—	—	526	—	—	—	526
Stock compensation expense	—	—	896	—	—	—	896
Net loss	—	—	—	—	—	(17,130)	(17,130)

Balance at October 31, 2006	5,889,454	59	144,782	22,225	(133)	(127,520)	17,188
Common stock issued under employee stock purchase plan	30,816	—	139	—	—	—	139
Purchase of treasury stock	—	—	—	18,979	(94)	—	(94)
Issuance of warrants	—	—	174	—	—	—	174
Stock compensation expense	—	—	679	—	—	—	679
Net loss	—	—	—	—	—	(20,998)	(20,998)

Balances at October 31, 2007	5,920,270	59	145,774	41,204	(227)	(148,518)	(2,912)
Adoption on FIN48	—	—	—	—	—	592	592
Common stock issued in a private placement, net of costs of $1,731,000	12,601,628	126	13,643	—	—	—	13,769
Common stock issued under employee stock purchase plan	21,455	—	21	—	—	—	21
Issuance of warrants (including $645 transferred from liability derivative)	—	—	1,434	—	—	—	1,434
Stock compensation expense	—	—	872	—	—	—	872
Exchange of NOMOS shares	18,225	—	—	—	—	—	—
Fractional shares from the reverse stock split, net of costs of $12	98	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	(10,945)	(10,945)

Balances at October 31, 2008	18,561,676	$185	$161,732	41,204	$(227)	$(158,871)	$2,819

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended October 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(10,945)	$(20,998)	$(17,130)
Income (loss) from discontinued operations	5,219	(8,896)	(6,201)
Net loss from continuing operations	(16,164)	(12,102)	(10,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560	570	587
Amortization of warrants and loan origination fees	934	606	236
Change in fair value of warrant derivative liability	311	—	—
Provision for doubtful accounts	22	(163)	218
Provision for inventory adjustments	(32)	191	(88)
Share-based compensation expense	872	679	896
Loss on sale of equipment	39	24	—
Changes in assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	7	398	(1,001)
Inventories	220	(377)	(376)
Prepaid expenses and other current assets	(300)	(189)	(432)
Accounts payable	(157)	157	242
Accrued expenses	577	(417)	(417)
Long-term severance	569	—	—

Net cash used in continuing operations	(12,542)	(10,623)	(11,064)
Net cash provided by (used in) discontinued operations (including $2,190 change in receivable from sale of assets)	527	(1,695)	(4,857)

Net cash used in operating activities	(12,015)	(12,318)	(15,921)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	8,420	2,573
Proceeds from sale of fixed assets	—	15	—
Purchases of marketable securities	—	—	(10,000)
Patent application fees	(22)	—	—
Capital expenditures	(1,169)	(171)	(380)

Net cash provided by (used in) continuing operations	(1,191)	8,264	(7,807)
Net cash provided by (used in) discontinued operations	2,954	392	(94)

Net cash provided by (used in) investing activities	1,763	8,656	(7,901)

Cash flows from financing activities:
Net proceeds from (repayment of) line of credit	(3,323)	3,323	—
Net proceeds from long-term borrowings	1,500	—	—
Fees paid to effect reverse stock split	(12)	—	—
Loan origination fees paid	(56)	—	—
Net proceeds from sale of common stock	13,769	—	21,934
Net proceeds from exercise of stock options and stock purchase plan	21	139	165
Purchase of stock for treasury	—	(94)	(4)

Net cash provided by (used in) continuing operations	11,899	3,368	22,095
Net cash provided by (used in) discontinued operations	—	—	—

Net cash provided by financing activities	11,899	3,368	22,095

Net increase (decrease) in cash and cash equivalents	1,647	(294)	(1,727)
Cash and cash equivalents at beginning of year	609	903	2,630

Cash and cash equivalents at end of year	$2,256	$609	$903

Supplemental disclosure:
In the fiscal years ended October 31, 2008, 2007 and 2006, the Company issued warrants with an estimated fair value totaling $1,434, $347 and $526, respectively, to a bank and a debt provider as consideration for entering into and amending loan and security agreements.

In the fiscal years ended October 31, 2008, 2007 and 2006, the Company paid interest expense of $144, $68 and $164, respectively.  In the fiscal years ended October 31, 2008, 2007 and 2006, the Company paid $4, $13 and $21, respectively, to Federal and state taxing authorities for income taxes.

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

North American Scientific, Inc. (the "Company"), a Delaware corporation, designs, develops and manufactures and sells radioisotopic products including brachytherapy seeds and accessories used in the treatment of cancer.  The Company’s non-therapeutic product line, which were used in medical, environmental, research and industrial applications, was discontinued in September 2008. The Company’s NOMOS operations (“NOMOS”), which developed and marketed products used during external beam radiation therapy for the treatment of cancer, was discontinued in September 2007. (See Note 2).

Management’s Plans

The Company has incurred net losses of $10,945, $20,998 and $17,130 for the years ended October 31, 2008, 2007 and 2006, respectively, and has used cash in operations of $12,015, $12,318 and $15,921 for the years ended October 31, 2008, 2007 and 2006, respectively.  As of October 31, 2008, the Company had an accumulated deficit of $158,871, cash and cash equivalents of $2,256, working capital of $2,832, and $1,500 of interest-bearing debt.

The Company has incurred significant net losses since inception, and has relied on its ability to obtain financing, which to date has been through the sale of common shares and the issuance of promissory notes.  Management expects operating losses and negative cash flows to continue for the forseeable future as the Company incurs additional costs and expenses related to the continued development of its products, and obtaining FDA approval for new indications. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, or to secure other sources of financing to fund operations. Management intends to raise working capital through debt or additional equity financing. However, there can be no assurance such financing can be successfully completed on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of North American Scientific, Inc., a Delaware corporation, and its subsidiaries, North American Scientific, Inc., a California corporation, Disc Ops Corporation (formally “NOMOS Corporation”) and Theseus Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In the normal course of preparing the financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant areas for which management evaluates its estimates include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, valuation of deferred income taxes, tax contingencies, long-lived and intangible assets and share-based compensation. Actual results could differ from those amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead.

The Company's products which contain radiation are subject to shelf-life expiration periods, which are carefully monitored by the Company. Provision is made for inventory items which may not be sold because of expiring dates. The Company routinely reviews other inventories for evidence of impairment of value and makes provision as such impairments are identified.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, inventories, accounts payable, and accrued expenses approximate fair value because of their short maturities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on historical write-off experience, the age of the customer receivable balance and customer economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Included in the Loss from Discontinued Operations for the year ended October 31, 2007 is a $6,654 impairment charge and $464 in closing costs relating the disposition of certain NOMOS assets and liabilities. The impairment charge includes $5,479 charge for impairment of NOMOS long-lived assets and a $1,175 charge for the decrease in the carrying value of NOMOS inventory.

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

Shipping and Handling

Charges to customers for shipping and handling are included as a component of cost of revenue.  Shipping and handling costs are expensed as incurred and recorded as a component of cost of revenue.

Advertising

Advertising costs are expensed as incurred.  Included in sales and marketing expense for the years ended October 31, 2008, 2007 and 2006 are $73, $143, and $75, respectively.

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

Stock-based Compensation

The Company accounts for its share-based payments under the guidance set forth in SFAS No. 123(R), “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), based on their fair values. The Company also applies the guidance found in SAB No. 107 with respect to share-based payments and SFAS No. 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the fiscal year ended October 31, 2006.  Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations includes compensation expense for share-based payment awards granted or modified since the beginning of the fiscal year ended October 31, 2006.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123 and SFAS 148.

On March 16, 2006, the Company granted a total of 130,100 stock options to its employees that contain certain market conditions (“2006 Premium Price Awards”) The 2006 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $16.75 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2006 Premium Price Awards also include a condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $16.75 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant.  If the market condition is not satisfied by the third anniversary of the date of grant, the 2006 Premium Price Awards will not vest.  Subject to the attainment of the market condition by the Company, the 2006 Premium Price Awards will vest, if at all, in equal annual installments over a four year period beginning on the second anniversary of the grant date of March 16, 2006.  The 2006 Premium Price Awards had a term of 8 years from the date of grant. The 2006 Premium Price Awards, share-based compensation expense has been estimated using a 46% forfeiture rate.

On February 15, 2008, the Company’s Board of Directors approved, subject to the approval of the Company’s stockholders, a plan to reprice certain existing employee stock options at $2.05 per share, the closing price of the Company’s common stock on February 15, 2008. The 2006 Premium Price Awards were re-priced to $3.25 per share, which is equal to 159% of the re-priced fair value of the Company’s common stock. In addition, the Company’s Board of Directors also approved, subject to the approval of the Company’s stockholders, a plan to exchange options held by directors of the Company for a one-time stock option grant at $2.10 per share, the closing price of the Company’s stock on February 13, 2008. The Company’s stockholders approved both the employee stock option re-pricing plan and the director exchange plan at the annual meeting held on April 29, 2008. (See Note 11 – Stockholders’ Equity for further discussion). The Company recorded the re-pricing of the employee stock options and the exchange of the directors’ stock options in accordance the guidance in SFAS 123(R), Paragraph 51 “Modifications of Awards of Equity Instruments.” Pursuant to this guidance, the measurement date can precede the stockholders’ approval date when stockholder approval is considered to be a formality. The Company set the measurement date at the Board of Director’s approval date. The re-pricing exercise of employee stock options generated $332 incremental share-based compensation for un-vested and re-priced stock options, which is being recognized over the vesting period of the new employee stock options. The exchange of options held by directors of the Company generated $166 incremental share-based compensation for un-vested and exchanged options, which is being recognized over the three-year vesting period of the newly issued director stock options.

Share-based compensation expense related to stock options and employee stock purchases, including the amortized portion of the incremental share-based compensation for the re-priced employee stock options and the exchanged director stock options was $872, $679 and $896 for the fiscal years ended October 31, 2008, 2007 and 2006, respectively, and was recorded in the financial statements as a component of general and administrative expense.

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. For purposes of financial statement presentation, the estimated fair values of the options are amortized over the options’ vesting periods.

Reverse Stock Split

On April 29, 2008, the Company’s stockholders approved a 1 share for 5 share reverse split to regain compliance with the NASDAQ minimum bid price rule. The reverse split became effective on May 1, 2008, at which time the Company began trading under its new stock symbol “NASM”. All share and per share information in the consolidated financial statements and notes have been restated to reflect the effect of the stock split for all periods presented. The reverse stock split had no effect on the par value of the Company’s common stock or the total authorized shares.

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
Stock options to purchase 2,072,470, 791,862 and 583,586 common shares for the years ended October 31, 2008, 2007 and 2006, respectively, and stock warrants to purchase 1,876,994, 473,659 and 118,944 common shares for the years ended October 31, 2008, 2007 and 2006 were not included in the computation of diluted loss per share for those years because their effect would have been anti-dilutive.

Income Taxes and Uncertain Tax Positions

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recorded 100% valuation allowance against its deferred tax assets until such time that it becomes more likely than not that the Company will realize the benefits of its deferred tax assets. On November 1, 2007, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 ,” (FIN 48). See Note 12 - Income Taxes.

Diversification of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are not collateralized. The Company's policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure. As of October 31, 2008, $1,969 of the Company’s cash balance was in excess of the federally insured limit.

The Company extends differing levels of credit to customers, does not require collateral, and maintains reserves for potential credit losses based upon the collectibility of accounts receivable. The Company monitors the credit worthiness of its customers and makes provision whenever there are indications of potential credit losses.

Significant Concentrations

As of October 31, 2008 and 2007, there was one customer and two customers, respectively that made up more than 10% of the accounts receivable and one customer and two customers, respectively, which generated more than 10% of sales for the years ended October 31, 2008 and 2007. No customers generated more than 10% of sales for the year ended October 31, 2006.

The Company relies on certain companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand and materially impact future operating results. As of October 31, 2008 and 2007, the purchases from one of the Company’s vendors represented more than 10% of total purchases and the balance owed to that vendor at October 31, 2008 and 2007 represented more than 10% of total accounts payable. At October 31, 2008, there was one other vendor who represented more than 10% of total accounts payable.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position FSP 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. On October 10, 2008, FASB issued FASB Staff Position FSP 157-3 which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We do not believe that SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 159 will have on its financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF Issue 06-11”). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with the EITF Issue, the Company records a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in EITF 03-6-1. Early application of EITF 03-6-1 is prohibited. The Company is currently evaluating the impact EITF 03-6-1 will have on its consolidated financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

Non-Therapeutic Product Line

On August 29, 2008, the Company entered into an agreement relating to the sale of its non-therapeutic product line to Eckert & Ziegler Isotope Products, Inc. (“EZIP”). The sale was completed on September 5, 2008. The Company expects its departure from the non-therapeutic business will allow it to concentrate on its core business of brachytherapy products and to provide necessary working capital. The agreement for the sale transferred inventory, certain fixed assets and intellectual property with a carrying value of $605 to EZIP in return for a purchase price of up to $6,000, which was paid $3,000 at closing and a promissory note for $2,000, due in January 2009. An additional $1,000 may be paid to the Company in September 2009, upon the achievement of certain sales-based milestones measured during the 12 month period beginning at the date of the sale. Based on available evidence at October 31, 2008, EZIP has achieved 15.1% of the target sales, and as a result, the Company has recorded $151 as part of the $4,502 gain on disposition of its non-therapeutic product line for the year ended October 31, 2008. The Company believes the collection of the sales-based milestone receivable is probable since the sales agreement requires payment by EZIP for percentage milestones achieved. The breakdown of the gain on disposition is as follows:

Cash received at closing	$3,000
Promissory note due January 2009	2,000
Milestone receivable due September 2009	151
Purchase price as recorded	$5,151
Less:
Book Value of assets sold	605
Expenses incurred	44
Gain on disposition	$4,502

The gain on sale of disposal is recorded as an element of income (loss) from discontinued operations for the year ended October 31, 2008. The balance owed on the promissory note due January 2009 and the milestone receivable, along with $39 arising from a transitional arrangement for EZIP to use the Company’s facility and computer support through October 31, 2008, are recorded as a Receivable from Sale of Assets on the Company's Consolidated Balance Sheet at October 31, 2008. The promissory note was paid in full in January 2009.

There were no assets held for sale at October 31, 2008. Assets of discontinued operations on the Company’s Consolidated Balance Sheets consist of the following at October 31, 2007.

Inventory	$561
Fixed Assets, net of accumulated depreciation of $385	68
Intellectual property, net of accumulated amortization of $5	7
$636

The assets of discontinued operations are recorded at the lesser of cost or net realizable value. No significant changes occurred in their valuation during 2008, and the Company determined that there was no impairment to their carrying value prior to the sale.

NOMOS

On August 3, 2007, the Company announced its intent to divest its NOMOS Radiation Oncology business (“NOMOS”), which develops and markets IMRT/IGRT products used during external beam radiation therapy for the treatment of cancer. The Company expects that the divestiture of NOMOS will allow it to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer.  The Company executed a purchase and sale agreement with Best Medical International, Inc. (“Best”) to purchase certain assets and to assume certain liabilities of NOMOS, with a carrying value of $489 at September 17, 2007 for $500. The Company incurred $464 in legal and other closing costs in connection with the sale. In connection with the divestiture of NOMOS, the Company determined that the carrying value of the NOMOS assets held for sale at July 31, 2007 exceeded their fair value, as determined by estimated future cash flows, and therefore, recorded a $6,654 charge for the impairment of its net assets. The sale was completed on September 17, 2007. These amounts have been recorded as part of the loss from discontinued operations for the year ended October 31, 2007.

At October 31, 2008 and 2007, the Company has included in its Accounts Payable and Accrued Liabilities on its Balance Sheet $422 and $1,073, respectively, of retained obligations to its vendors, customers and former employees of the NOMOS operation, to be paid in accordance with their terms.

THESEUS

In September 2004, the Company discontinued its Theseus Operation which had been engaged in the research and development of a proprietary radiopharmaceutical agent (referred to as “Hynic-Annexin V”) since its acquisition in October 2000. As a result of the shut-down, the Company has presented the Theseus operation as a discontinued operation in the accompanying financial statements.  For the fiscal year ended October 31, 2006, the Company recorded $253 in income related to that discontinued operation as a result of changes in its estimated costs to shut down the operations of Theseus and the subsequent write off of the remaining accounts. There were no revenues relating to the Theseus discontinued operations for the years ended October 31, 2008, 2007 or 2006.

Summarized statement of earnings data for discontinued operations for the Fiscal Years ended October 31 (in thousands):

	2008	2007	2006
Net revenue:
Non-Therapeutic Product Line	$3,028	$3,889	$3,343
NOMOS	—	10,309	16,394
	$3,028	$14,198	$19,737

Income (loss) from discontinued operations before income tax benefit:
Gain (loss) on disposal:
Non-Therapeutic Product Line	$4,502	$—	$—
NOMOS	—	(7,107)	—
Discontinued operations:
Non-Therapeutic Product Line	881	1,557	1,484
NOMOS	(164)	(3,346)	(7,938)
Theseus	—	—	253
Income tax benefit, net of reserve	—	—	—
Income (loss) from discontinued operations	$5,219	$(8,896)	$(6,201)
Income (loss) from discontinued operations, per share	$0.33	$(1.52)	$(1.41)

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience, age of the customer account and customer economic data, and reviews the allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts receivable consist of the following (in thousands):
	October 31,
	2008	2007
Accounts receivable – trade	$2,042	$2,475
Less: allowance for doubtful accounts	(135)	(179)
	$1,907	$2,296

The activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended October 31,
	2008	2007	2006
Balance, beginning of year	$179	$506	$503
Charged to cost and expenses	22	(163)	218
Deductions- write offs	(66)	(164)	(215)
Balance, end of year	$135	$179	$506

NOTE 4—INVENTORIES

Inventories consist of the following (in thousands):

	October 31,
	2008	2007
Raw materials	$820	$891
Work in process	44	110
Finished goods	105	189
Reserve for excess and obsolete inventory	(173)	(206)
	$796	$984

The activity in the reserve for excess and obsolete inventory is as follows (in thousands):

	Year Ended October 31,
	2008	2007	2006

Balance, beginning of year	$206	$50	$50
Charged to cost and expenses	(32)	191	(88)
Deductions- write offs	(1)	(35)	88
Balance, end of year	$173	$206	$50

NOTE 5—PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	October 31,
	2008	2007
Prepaid insurance	$167	$171
Prepaid licenses	62	53
Prepaid rent	31	29
Prepaid property taxes	28	30
Prepaid health insurance	—	96
Receivable from insurance carriers (1)	558	87
Receivable from Best Medical	—	127
Employee receivables	1	84
Other	96	47
	$943	$724

(1) Pursuant to the terms of the Company’s insurance policy, the Company’s insurance carrier has agreed to reimburse the Company for up to 40% of its legal expenses incurred in the defense of its patent rights in the ongoing litigation. The Company has recorded the receivable from the insurance carrier as part of Prepaid and Other Current Assets on its Balance Sheet, and reduced legal expenses included in General and Administrative Expenses on the Statement of Operations at and for the year ended October 31, 2008. Of the total receivable of $558, $446 was received in November 2008. The balance due from insurance carriers at October 31, 2007 represents policy refunds owed to the Company as a result of the sale of its NOMOS operations. These refunds were fully received during the year ended October 31, 2008.

NOTE 6—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (in thousands):

	October 31,
	2008	2007
Furniture, fixtures and equipment	$4,604	$4,451
Leasehold improvements	1,958	2,194
	6,562	6.645
Less: accumulated depreciation	(5,150)	(5,821)
	$1,412	$824

Depreciation expense was $533, $543, and $560 for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

NOTE 7—INTANGIBLE ASSETS

           Intangible assets consist of the following (in thousands):

	October 31,
	2008	2007
Amortizable intangible assets
Purchased technology	$158	$158
Existing customer relationships	11	11
Trademark	19	19
Patents and licenses	108	86
	296	274
Less: accumulated amortization	(198)	(171)
	$98	$103

Amortization expense was $27 for each of the fiscal years ended October 31, 2008, 2007 and 2006, and is included in general and administrative expense on the accompanying consolidated statement of operations.  The estimate of aggregate amortization expense for the subsequent years is as follows (in thousands):

For the Years Ended October 31,

2009	$28
2010	28
2011	28
2012	14
$98

NOTE 8- ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	October 31,
	2008	2007
Payroll	$277	$190
Bonus	223	300

Severance	523	51
Vacation	390	271
Commission	80	114
Customer Deposits	319	342
Vendor Payments	570	471
Site Decommissioning Costs	287	345
Professional Fees	294	191
Income Taxes	120	559
Other	69	276
	$3,152	$3,110

On March 19, 2008 (the “Effective Date”), the Company reached agreement with its former Vice-President of New Product Development (“VP”) to sever his employment. Pursuant to the terms of the severance agreement, the Company will continue to pay his annual salary of $168 in bi-weekly installments for 18 months, beginning on the Effective Date. In further consideration, the Company agreed to pay medical, dental and vision benefits during the same period. The Company will continue to cover legal costs relating to certain ongoing litigation for the VP as previously determined under his employment agreement.

In addition, the Company reached agreement with its former Chief Technology Officer (“CTO”) to sever his employment, effective May 31, 2008. Pursuant to the terms of its employment agreement with the CTO, the Company will pay 36 equal monthly installments of $28 in salary continuation beginning June 1, 2008. Also, in May 2008, the Company reached agreement with its former Vice-President of Technical Development to sever his employment. Pursuant to the terms of the severance agreement, the Company paid $48 as salary continuation, plus medical benefits over four months beginning May 2008.

Relating to these agreements, the Company incurred $1,411 included as severance expense on the Consolidated Statement of Operations for the year ended October 31, 2008, and has accrued the remaining $1,092 costs relating to these agreements and the amount is included in Accrued Expenses and Long-Term Severance on the Consolidated Balance Sheet at October 31, 2008.

NOTE 9- WARRANT DERIVATIVES

There were no warrant derivative liabilities outstanding at October 31, 2008, and warrant derivative liabilities were $173 at October 31, 2007. The warrant derivative liabilities are recorded at estimated fair value and are marked-to-market at each subsequent measurement date. The liabilities were incurred when the Company issued warrants to a lender with an uncertain pricing component in connection with its borrowing activities (see Note 10 — Borrowings – Agility Capital LLC). The uncertain pricing component became certain on December 12, 2007, upon the signing of the Securities Purchase Agreements with certain Investors, and the Company reclassed the fair value of the warrant derivatives from liability to equity. See Note 11—Stockholders’ Equity. The Company has accounted for the warrant derivative liabilities in accordance with guidance under SFAS No. 133 and EITF 00-19. Changes in the liability warrants balance related to Agility Capital LLC borrowings for the year ended October 31, 2008 are as follows (in thousands):

Balance, October 31, 2007	$173
Additions:
Fair Value – Warrants issued for Second Amendment to the Loan Agreement	161
Fair Value Adjustments during the period	311
645
Less: Fair value of warrants transferred to permanent equity	(645)
Balance, October 31, 2008	$—

The fair value of the warrant issued in connection with the Second Amendment to the Loan Agreement with Agility Capital, LLC has been recorded as Loan Discount Fees and amortized to Interest and Other Expense over the term of the loan amendment, and the fair value adjustments during the period have been recorded as Adjustments to Fair Value of Derivatives in the Statement of Operations for the year ended October 31, 2008. The fair value of the warrants transferred to permanent equity are included in Additional Paid-in Capital on the Balance Sheet at October 31, 2008.

NOTE 10 – BORROWINGS

The borrowings were $1,364, net of discount at October 31, 2008, and $3,241 at October 31, 2007, consisting of a loan and lines of credit with a bank, and subordinated short-term notes with private lenders. Borrowing activities for the year  ended October 31, 2008 are:

	October 31,			October 31,
	2007	Borrowings	Repayments	2008
Silicon Valley Bank -
Line of credit	$1,573	$438	$(2,011)	$—
Bridge loan sub-limit	750	4,189	(4,939)	—
Short-term portion of long-term debt	—	455	—	455
Subordinated short-term notes -
Agility Capital, LLC	1,000	—	(1,000)	—
John Friede Note	—	250	(250)	—
Three Arch Partners, et al	—	1,000	(1,000)	—
Total borrowings	3,323	6,332	(9,200)	455
Less Unamortized loan discount fees.	(82)	(986)	989	(79)
Total short-term borrowings	$3,241	$5,346	$(8,211)	$376
Long-Term Borrowings:
Growth Capital Loan	—	1,045	—	1,045
Less Unamortized loan discount fees.	—	(57)	—	(57)
Total long-term borrowings	$—	$988	—	$988

Interest expense was $153, excluding $166 loan discount fees paid in cash and $895 fair value of warrants issued in connection with lending activities, for the year ended October 31, 2008. Interest expense $68, excluding $112 loan discount fees paid in cash and $574 fair value of warrants issued in connection with lending activities, for the year ended October 31, 2007.

Lines of Credit

Silicon Valley Bank

On October 5, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). On January 12, 2006, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with the Bank and as consideration granted the Bank a warrant to purchase 7,936 shares of the Company’s common stock at an exercise price of $9.45 per share.  The warrant will expire in five years unless previously exercised. The fair value of the warrant on the date of grant was $51 and was amortized to interest expense.

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

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the year ended October 31, 2008.

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

On October 3, 2007, the Company entered into a Fifth Amendment and Forbearance to the Loan Agreement (the “Fifth Amendment”) with the Bank. The Fifth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to November 9, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of November 9, 2007 or the date the Company closes a private investment public equity transaction, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007, and (iii) a consent to an increase in the Company’s subordinated debt facility with Agility Capital LLC from $750 to up to $1,000.

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

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the year ended October 31, 2008.

On December 18, 2007, the Company entered into an Eighth Amendment and Forbearance to the Loan Agreement (the “Eighth Amendment”) with the Bank. The Eighth Amendment includes: (i) an extension of the maturity date of the Loan Agreement to the earlier of February 1, 2008 or the date the Company completes its private placement, (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007, September 30, 2007 and October 31, 2007 and (iii) a consent from the Bank to allow the Company to repay its outstanding loan from Mr. John A. Friede in the amount of $250. In connection with the Eighth Amendment, the Company granted a warrant to the Bank to purchase 38,461 shares of the Company’s common stock as determined by dividing the warrant price of $50 by the $1.30 warrant price per share, which is equal to the closing price of the Company’s common stock on December 18, 2007, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares are subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $33 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	82%
Risk-free interest rate	3.5%
Expected life	5 years

The value of the warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the Income Statement for the year ended October 31, 2008.

The Company paid the $1,275 and $755 outstanding balance of the Line of Credit and the Bridge Sub-Limit, including accrued interest on January 23, 2008. The Bridge Sub-Limit agreement was terminated in accordance with its terms upon payment of the outstanding balance.

On May 28, 2008, the Company entered into a Ninth Amendment to the Loan Agreement (the “Ninth Amendment”) with the Bank. The Ninth Amendment renews the revolving credit facility under which the Company may borrow an additional $3,000 based upon eligible receivables. The revolving credit facility is payable monthly and carries interest at prime plus 0.50%, and is subject to certain financial covenants. The revolving credit facility expires 24 months from the date of execution of the Ninth Amendment.

The Ninth Amendment also includes a $3,000 Growth Capital Loan which provides for an advance period during which $1,500 was advanced to the Company on June 7, 2008, and $1,500 may be advanced to the Company no later than September 30, 2008 (see Eleventh Amendment below). The Growth Capital Loan provides for interest only payments through the advance period at prime plus 2.25%, and 36 month repayment including principal and interest. At October 31, 2008, $376 and $988, net of loan origination fees of $79 and $57, is included in the Balance Sheet as short-term and long-term borrowings, respectively. Interest expense on the Growth Capital Loan amounted to $65 through October 31, 2008.

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

The total debt discount of $118 is recorded as net to the total borrowings in the Ninth Amendment. The debt discount of $56 related to the revolving line of credit facility is amortized over the life of the facility. The remaining debt discount related to the Growth Capital Loan is determined through allocation based on the relative fair value of the loan and the relative fair value of the warrant. The amount allocated to the warrant, accounted for as debt discount, is amortized over the life of the Growth Capital Loan using the effective interest method.

On September 11, 2008, the Company and the Bank executed the Tenth Amendment to the Loan Agreement (the “Tenth Amendment”) which provides a waiver to the Company for its non-compliance with the Minimum Tangible Net Worth Covenant at July 31, 2008.

On October 10, 2008, the Company and the Bank executed an Eleventh Amendment to the Loan Agreement (the “Eleventh Amendment”) to modify the definition of eligible accounts and to modify the disbursement and repayment of the Growth Capital Loan.  Under the Eleventh Amendment, the final $1,500 of the Growth Capital Loan is to be disbursed prior to March 31, 2009 subject to certain conditions, as defined.  Additionally, the outstanding principal balance of the Growth Capital Loan will be repaid in thirty-three (33) equal monthly payments commencing on January 1, 2009.

The Loan Agreement is collateralized by the substantially all the assets of the Company.

At October 31, 2008, the Company is in compliance with all covenants.

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

Agility Capital, LLC

On September 21, 2007, the Company entered into a Loan Agreement (the “Agility Loan Agreement”) with Agility Capital, LLC (“Agility”). The Agility Loan Agreement provided for advances of up to $750 subject to the achievement of certain milestones. Amounts owing under the Agility Loan Agreement were secured by all of the Company's assets, and were subordinated to amounts owing under the line of credit with the Bank. The Agility Loan Agreement did not contain financial covenants; however, the Company is subject to other customary covenants, including reporting requirements, and events of default. The Company was obligated to pay interest on borrowings under the Agility Loan Agreement at the prime rate, as quoted in The Wall Street Journal, plus 6%.  The Agility Loan Agreement term was 60 days, and all amounts outstanding thereunder were due and payable on November 20, 2007. The Company paid an origination fee of $20 to Agility in connection with the Agility Loan Agreement. The origination fee and legal expenses were amortized over the term of the Agility Loan Agreement at $10 per month, and is included in Interest and Other Expense on the income statement. The Company further covered $15 of Agility’s legal fees in connection with the Agility Loan Agreement, which were recorded as general and administrative expenses.

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

On December 20, 2007, the Company executed a Third Amendment to the Agility Loan Agreement (the “Third Amendment”) with Agility. The Third Amendment includes (i) an extension of the maturity date of the Loan Agreement to February 1, 2008, (ii) a loan modification and extension fee of $20, paid by the Company upon the execution of the amendment, and (iii) a consent from Agility to allow the Company to repay its outstanding loan from Friede in the amount of $250. The loan modification and extension fee has been amortized over the term of the loan and is included in Interest and Other Expense on the income statement. As of October 31, 2008, the Company has repaid the principal balance and accrued interest on the Agility Loan Agreement.

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

The terms of the Revised Warrant provided that the price per share and the number of shares to be issued under the the Revised Warrant will adjust to the price at which the Company next issued its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. In evaluating the terms of the Revised Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company was unable to determine the price at which it will next issue its common stock or other equity-linked securities at the date the warrant was issued. If that next issue price was below a certain price point, the Company would not have had sufficient authorized shares to settle the warrant after considering all other commitments that may require the issuance of its common stock during the life of the Revised Warrant. The Company concluded that the Revised Warrant is correctly classified as a liability and has been revalued to fair value each reporting period. At December 12, 2007, the Company entered into a Securities Purchase Agreement to issue shares of its common stock at $1.23 per share. Pursuant to the terms of the Revised Warrant, the Company increased to 294,715 the number of shares to be issued under the Revised Warrant, and revalued the Revised Warrant at that date.

The Company calculated the fair value of the Revised Warrant to be $394 and $173 at December 12, 2007 and October 31, 2007, respectively, using the Black-Scholes model incorporating the following assumptions:

	December 12, 2007	October 31, 2007

Dividend yield	0%	0%
Expected volatility	74%	71%
Risk-free interest rate	3.7%	4.3%
Expected life	7 years	7 years

The Initial Warrant has been fair valued and classified as a liability at the time of the grant. The fair value of $149 for the Initial Warrant was classified as debt discount and has been fully amortized to interest and other expense as of October 31, 2008. The Revised Warrant has been fair valued and the change in the fair value of the Initial Warrant and the Revised Warrant was expensed as of October 31, 2007. The subsequent change in the fair value of the Revised Warrant has been recorded as fair value expense and is included in Interest and Other Expense as of October 31, 2008. The $394 fair value of the Revised Warrant at December 12, 2007 has been reclassified to permanent equity as Additional Paid-in Capital as of October 31, 2008 in accordance with the guidance under EITF 00-19.

In connection with the Second Amendment, the Company granted Agility a $231 warrant to purchase 84,091 shares of the Company’s common stock at an exercise price of $2.75 per share, as determined by the closing price of the Company’s common stock on November 19, 2007, the day immediately preceding the issue date of the warrant (the “Agility Second Warrant”). The Agility Second Warrant will expire in seven years unless previously exercised. Similar to the Revised Warrant, the terms of the Agility Second Warrant provided that the price per share and the number of shares to be issued under the Agility Second Warrant will adjust to the price at which the Company next issued its common stock or other equity-linked securities, provided that any amount is outstanding under the Agility Loan Agreement. As with the Revised Warrant, the Company concluded that the Agility Second Warrant is correctly classified as a liability and has been revalued to fair value each reporting period. At December 12, 2007, the Company entered into a Securities Purchase Agreement to issue shares of its common stock at $1.23 per share. Pursuant to the terms of the Agility Second Warrant, the Company increased to 188,008 the number of shares to be issued under the Agility Second Warrant, and revalued the Agility Second Warrant at that date.

The Company calculated the fair value of the Agility Second Warrant to be $251 and $161 at December 12, 2007 and November 20, 2007, respectively, using the Black-Scholes model incorporating the following assumptions:

	December 12, 2007	November 20, 2007

Dividend yield	0%	0%
Expected volatility	74%	71%
Risk-free interest rate	3.7%	3.7%
Expected life	7 years	7 years

The Agility Second Warrant has been fair valued and classified as a liability at the time of the grant. The $161 fair value of the Agility Second Warrant was classified as debt discount and has been fully amortized to interest and other expense as of October 31, 2008. The subsequent change in the fair value of the Agility Second Warrant has been recorded as fair value expense and is included in Interest and Other Expense as of October 31, 2008. The $251 fair value of the Agility Second Warrant at December 12, 2007 has been reclassified to permanent equity as Additional Paid-in Capital as of October 31, 2008 in accordance with the guidance under EITF 00-19.

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

The value of the Agility Third Warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the income statement for the year ended October 31, 2008. The $158 fair value of the Agility Third Warrant at the grant date has been classified as permanent equity in Additional Paid-in Capital as of October 31, 2008 in accordance with the guidance under EITF 00-19.

In addition, in accordance with the terms of the collective outstanding warrants granted to Agility, the Company filed a registration statement on Form S-3 covering the resale of the warrant shares (the “Registration Statement”) with the Securities Exchange Commission (the “SEC”) on July 16, 2008. The Registration Statement was declared effective by the SEC on July 24, 2008.

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

In connection with the Friede Loan Agreement, the Company agreed to issue to the Lender a $200 Warrant (the “Friede Warrant”) to purchase 61,538 shares of the Company’s common stock at an exercise price of $3.25 per share. The Friede Warrant will expire 7 years from the date of issue unless previously exercised. The Company calculated the fair value of the Friede Warrant on the date of grant to be $119 using the Black-Scholes model incorporating the following assumptions:

Dividend yield	0%
Expected volatility	71%
Risk-free interest rate	4.2%
Expected life	7 years

The value of the Friede Warrant has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the income statement for the year ended October 31, 2008. The $119 fair value of the Friede Warrant at the grant date has been classified as permanent equity in Additional Paid-in Capital as of October 31, 2008 in accordance with the guidance under EITF 00-19.

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

Under the Three Arch Loan Agreement, the Lenders loaned $1,000 to the Company and the Company issued notes to the Lenders (the “Notes”). The Notes bear interest at an annual rate equal to the prime rate plus six percent (6%) and are subordinated to the Company’s indebtedness to Silicon Valley Bank and Agility Capital LLC. The Notes became due and payable upon the close of the Company’s private investment public equity financing transaction on January 18, 2008. The Company paid $20 loan fee in connection with the Three Arch Loan Agreement, which has been amortized to Interest and Other Expenses as of October 31, 2008. The balance of the Three Arch Loan Agreement, plus accrued interest, was paid in full as of October 31, 2008.

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

The value of the Three Arch Warrants has been amortized over the term of the line of credit, and is included in Interest and Other Expense on the income statement for the year ended October 31, 2008. The $329 fair value of the Three Arch Warrants at the grant date has been classified as permanent equity in Additional Paid-in Capital as of October 31, 2008 in accordance with the guidance under EITF 00-19.

The following table summarizes the warrant activity and related interest and fair value impact on the Company’s operations for the year  ended October 31, 2008:

		Statement of Operations
Warrant coverage for:	Number of Warrant Shares	Amortization of Interest Expense related to Fair Value of Warrant	Adjustment to Fair Value Expense of the Warrant in Accordance with EITF00-19
October 31, 2007:
Deferred loan discount fees amortized in 2008	—	$64	$—
Issued in first quarter of 2008:
Silicon Valley Bank Line of Credit:
Amendment 7	18,181	31	—
Amendment 8	38,461	33	—
Amendment 9	99,337	—	—
John Friede Note	61,538	119	—
Agility Capital, LLC Note:
Fair value change – 2007 warrants	294,715	—	221
Amendment 2	188,008	161	90
Amendment 3	162,601	158	—
Three Arch Partners, et al Note	205,127	329	—
	1,067,968	$895	$311

NOTE 11—STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized the issuance of 2,000,000 shares of preferred stock; however, no shares have been issued.  The designations, rights and preferences of any preferred stock that may be issued will be established by the Board of Directors at or before the time of such issuance.

Authorized Shares of Common Stock

Pursuant to a consent solicitation dated April 5, 2007, a majority of the Company’s shareholders consented to amend the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 40,000,000 shares to 100,000,000 shares on April 20, 2007. The Company used some of the additional authorized shares to cover the grant of stock options to the Company’s President and Chief Executive Officer and the Company intends to use some of the shares for issuance in connection with the Company’s stock-based benefit plans, as well as for future equity financings and other corporate purposes. On January 17, 2008, the Company received shareholder approval, in conjunction with the 2007 PIPE transaction, to increase to 150,000,000 its authorized shares of common stock.

Sale of Common Stock and Warrants

2006 PIPE

Pursuant to the terms of the Securities Purchase Agreement dated June 6, 2006 (the "2006 Securities Purchase Agreement") the Company completed a private placement of 2,458,387 shares of its common stock on June 7, 2006 at a purchase price of $9.75 per share as well as warrants to purchase an additional 1,229,193 shares of the Company’s common stock at an exercise price of $10.40 per share for an aggregate consideration of approximately $24.0 million (before cash commissions and expenses of approximately $2.0 million).  The warrants are exercisable beginning 180 days after the date of closing until 7 years after the date of closing.  The values of the warrants and common stock in excess of par value have been classified as stockholders’ equity in additional paid-in capital in our consolidated balance sheet as of October 31, 2006. The warrants were evaluated under SFAS 133 and EITF 00-19, and the Company determined that the warrants have been correctly classified as equity.

The shares of common stock sold to the investors and the shares of common stock issuable upon the exercise of the warrants are subject to certain registration rights as set forth in the 2006 Securities Purchase Agreement.  Under the 2006 Securities Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within 45 days after the closing of the transaction to register the resale of the shares of common stock and the shares of common stock issuable upon the exercise of the warrants. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 21, 2006 to register the shares of common stock sold to the investors and the shares of common stock issuable upon the exercise of the warrants. The registration statement was declared effective by the Securities and Exchange Commission on August 4, 2006.

The 2006 Securities Purchase Agreement required that we increase the number of members of the Board of Directors of the Company (the “Board”) from seven members to nine members.  Under the 2006 Securities Purchase Agreement, Three Arch Partners, one of the investors, has the right to designate two members to the Board so long as Three Arch Partners beneficially owns greater than 700,000 shares of common stock (including shares of common stock issuable upon exercise of the warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations) and the right to designate one member to the Board so long as Three Arch Partners beneficially owns greater than 400,000 shares of common stock (including shares of common stock issuable upon exercise of the warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations).  In accordance with the terms of the 2006 Securities Purchase Agreement, we increased the number of members of our Board from seven members to nine members and Three Arch Partners designated Wilfred E. Jaeger, M.D. and Roderick A. Young to fill the two vacancies.  Our Board elected Dr. Jaeger and Mr. Young to serve as members of the Board on June 13, 2006.

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

2007 PIPE

Pursuant to the terms of the Securities Purchase Agreement dated December 12, 2007 (the “2007 Securities Purchase Agreement”), the Company completed a private placement (the “2007 Private Placement”) of 12,601,628 shares of the Company’s common stock on January 18, 2008 with Three Arch Partners IV, L.P. and affiliated funds (“Three Arch Partners”), SF Capital Partners Ltd. (“SF Capital”) and CHL Medical Partners III, L.P. and an affiliated fund (“CHL,” and together with Three Arch Partners and SF Capital, the “Investors”) at a purchase price of $1.23 per share as well as warrants to purchase an additional 630,081 shares of the Company’s common stock (the “Warrants”) at an exercise price of $1.23 per share for an aggregate consideration of approximately $15,500 (before cash commissions and expenses of approximately $1,500). The purchase price represents a 40% discount to the volume weighted average price of the common stock on the NASDAQ Global Market, as reported by Bloomberg Financial Markets, for the 20 trading day period ending on the trading day immediately preceding the date of the 2007 Securities Purchase Agreement.   The Investors purchased the following amounts of securities in the offering:

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

The Warrants are exercisable beginning 180 days after the date of closing until 7 years after the date of closing. The values of the Warrants and common stock in excess of par value have been classified as stockholders’ equity in additional paid-in capital in the accompanying consolidated balance sheets. The Warrants were evaluated under SFAS 133 and EITF 00-19, and the Company determined that the Warrants have been correctly classified as equity.

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

Stock Options

The Company's 1996 Stock Option Plan ("1996 Plan"), as amended April 6, 2001, provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Options vest in accordance with their terms over periods up to four years and expire ten years from the date of grant. The 1996 Plan expired on April 1, 2006. As of October 31, 2008, options underlying 68,519 shares of common stock were outstanding under the 1996 Plan.

On May 3, 2006, the Company’s stockholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 340,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. Since its inception, 490,717 shares have been transferred into the 2006 Plan from the 1996 Plan. On April 29, 2008, the Company’s stockholders approved the adoption of Amendment No. 1 to the 2006 Plan (the “Amendment”) to (i) increase by 2,000,000 shares the number of shares available to be issued under the 2006 Plan, (ii) increase by 35,000 the maximum number of shares under the Plan that may be granted in any one fiscal year to an individual participant from 60,000 to 95,000 and (iii) increase by 35,000 the maximum number of shares under the Plan, in connection with a participant’s initial service, such participant may be granted from 60,000 to 95,000 that will not count against the limit set forth in (ii) above. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. As of October 31, 2008, options underlying 1,452,141 shares of common stock were available for grant in the 2006 Plan.

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

On February 15, 2008, the Company’s Board of Directors approved, subject to the approval of the Company’s stockholders, a plan to re-price all existing employee stock options at $2.05 per share, the closing price of the Company’s common stock on February 15, 2008, except for the 2006 Premium Price Awards, which were re-priced to $3.25 per share, which is equal to 159% of the re-priced fair value of the Company’s common stock. The re-pricing applies to all stock options outstanding as of February 15, 2008 held by all persons who are currently employed or actively engaged by the Company, including its executive officers, and to certain other persons for which the Board determined that re-pricing was appropriate (collectively, the “Eligible Participants”). The number of shares subject to the new stock options was determined based on a Black-Scholes valuation of the existing stock option such that the Black-Scholes value of the new stock option will approximately equal the Black-Scholes value of the existing stock option, using the following variables.

Dividend yield	0%
Expected volatility	72%
Risk-free interest rate	3.4%
Expected life	5 Years

All new stock options continue to vest in accordance with the vesting terms of the existing stock options. All new stock options, to the extent such option are vested, will be exercisable for a period of seven years. The Company’s stockholders approved the re-pricing at their annual meeting on April 29, 2008. As a result of the re-pricing exercise, options underlying 691,852 shares of common stock, with an exercise price ranging from $4.65 to $83.75, were replaced by options underlying 535,257 shares of common stock, with and exercise price of $2.05 or $3.25 for the 2006 Premium Awards.

The following table summarizes the re-pricing activity approved by the Board of Directors and stockholders as of October 31, 2008:

	Employee Options Cancelled and Re-priced				Re-priced Options Granted

Plan	Shares	Range of Exercise Price			Shares	Weighted Avg. Exercise Price
1996 Plan	179,060	$11.15	—	$83.75	41,595	$2.05
Premium Price	49,900	16.75	—	16.75	22,658	3.25
2006 Plan	222,892	4.65	—	5.80	231,004	2.05
CEO Options	240,000	5.80	—	5.80	240,000	2.05
	691,852	$4.65		$83.75	535,257	$2.05

On April 29, 2008, the Company’s stockholders approved the 2008 Non-Employee Directors’ Equity Compensation Plan (the “2008 Director Plan”). The 2008 Directors Plan supersedes the 2003 Non-Employee Directors' Equity Compensation Plan. Under the 2008 Director Plan, the Company may issue up to 1,500,000 shares to eligible non-employee directors of the Company through non-qualified options and/or restricted stock. The exercise price of an option is equal to the fair market value of the Company's stock on the date of grant. Options and restricted stock vest in accordance with the terms set forth at the time of the grant, and will become exercisable provided that the holder is a non-employee director of the Company on any such vesting date. The options expire ten years from the date of grant. Pursuant to the terms of the 2008 Director Plan, the Board of Directors and the stockholders approved a one-time non-statutory stock option grant to each non-employee director, to purchase 30,000 shares of the Company’s common stock, and to the Chairman of the Board, a non-statutory stock option grant to purchase 45,000 shares of the Company’s common stock, in exchange for all of such director’s and the Chairman’s outstanding stock options. As a result, the Company cancelled 68,000 stock options, with a range of exercise price between $6.15 and $44.00 from the 2003 Non-Employee Director Equity Compensation Plan, and issued 195,000 stock options, from the 2008 Director Plan, at an exercise price of $2.10 per share, the closing price of the Company’s common stock on the NASDAQ Capital Market on February 13, 2008, which is the date the Company’s Compensation Committee approved the exchange. The Company’s stockholders approved the exchange on April 29, 2008.

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

At October 31, 2008, a total 2,657,141 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2005	346,488	482,822	$0.15 - $122.70
Granted	(290,600)	290,600	$9.60 - $16.75
Forfeited and expired	(38,888)	(85,324)	$5.55 - $83.75
Exercised	—	(437)	$5.55 - $5.60
Additional shares reserved	340,000	—	—

Balance at October 31, 2006	357,000	687,661	$0.15 - $122.70
Granted	(492,894)	492,894	$4.65 - $6.15
Forfeited and expired	296,255	(279,132)	$3.50 - $122.70
Exercised	—	—	—
Additional shares reserved	240,000	—	—

Balance at October 31, 2007	400,361	901,423	$0.15 - $117.50
Granted	(1,957,480)	1,957,480	$0.30 - $2.10
Forfeited and expired	262,797	(373,397)	$1.40 -$117.50
Exercised	—	—	—
Additional shares reserved	3,921,868	—	—
Shares cancelled for re-pricing	691,852	(691,852)	$4.65 – $83.75
Shares cancelled for exchange	68,000	(68,000)	$6.15 – $44.00
Shares issued for re-pricing	(535,257)	535,257	$2.05 – $3.25
Shares issued in exchange	(195,000)	195,000	$2.10

Balance at October 31, 2008	2,657,141	2,455,911	$0.15 - $83.75

There were 333,969, options, 333,904 options and 375,733 options exercisable with weighted average exercise prices of $13.78, $34.70 and $42.85 at October 31, 2008, October 31, 2007 and 2006, respectively.

The following table summarizes options outstanding at October 31, 2008 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.15 - $1.35	508,413	8.23	$0.80	8,170	$0.39
$1.40 - $1.40	934,530	9.21	$1.40	—	$—
$1.60 - $2.05	708,033	7.60	$1.87	194,987	$2.02
$2.05 - $44.00	285,055	3.07	$10.33	110,932	$22.91
$83.75 - $83.75	19,880	1.57	$83.75	19,880	$83.75
	2,455,911			333,969

The average fair value for accounting purposes of options granted was $0.85, $3.14 and $5.43 for the years ended October 31, 2008, 2007 and 2006, respectively.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of  October 31, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value (in whole $)
As of October 31, 2007:
Employee Options Outstanding	901,423	$3.52	7.54	$3,710
Employee Options Expected to Vest	567,519	$0.56	2.82	$—
Employee Options Exercisable	333,904	$6.94	5.26	$3,710

As of October 31, 2008:
Employee Options Outstanding	2,455,911	$3.12	7.77	$140

Employee Options Expected to Vest	2,121,942	$10.46	6.61	$—
Employee Options Exercisable	333,969	$13.78	6.22	$140

As of October 31, 2008, there was $2,189 of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123 (R).  As of October 31, 2008, the cost was expected to be recognized over a weighted average period of 4 years, using the straight line method.

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

	Year Ended October 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	72%	61%	63%
Risk-free interest rate	3.4%	4.8%	4.9%
Expected life	5 years	5 years	5 years

Stockholders' Rights Plan

In October 1998, the Board of Directors of the Company implemented a rights agreement to protect stockholders' rights in the event of a proposed takeover of the Company. In the case of a triggering event, each right entitles the Company's stockholders to buy, for $80, $160 worth of common stock for each share of common stock held. The rights will become exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's common stock. The rights expired pursuant to their terms in October 2008.

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan (the “ESPP") under which 60,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. On June 5, 2007, the Board of Directors approved a 60,000 share increase to 120,000 authorized shares for the ESPP. For the years ended October 31, 2008, 2007 and 2006, the shares issued under the ESPP were 21,455, 30,816 and 19,296 shares, respectively. At October 31, 2008 and 2007, 21,257 and 43,951 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10,000 of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of October 31, 2008 and 2007, a cumulative total of 23,399 shares had been repurchased by the Company at a cost of $227, and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE 12—INCOME TAXES

The provision (benefit) for income taxes is comprised as follows:
	Year Ended October 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	47,285	(6,037)	(5,100)
State	7,196	(1,567)	(1,273)
Valuation Allowance	(54,481)	7,604	6,373
	—	—	—
	$—	$—	$—

The Company did not recognize a benefit for the loss during the years ended October 31, 2008, 2007, and 2006. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

	October 31,
	2008	2007
Deferred tax assets :
Accrued liabilities	$622	$465
Allowance for doubtful accounts	59	192
Inventory reserve and capitalized inventory	138	163
Other	7	10
Depreciation and amortization	1,247	1,004
Tax credits	—	4,814
Theseus impairment	1,850	1,850
Net operating loss carryforwards	9,267	59,173
	13,190	67,671

Deferred tax liabilities:
Purchased intangible assets	—
Other	—
	—
Net deferred tax assets	13,190	67,671
Less: valuation allowance	(13,190)	(67,671)
	$—	$—

Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance has been recorded for tax assets as the Company believes that it is more likely than not, based upon available evidence, that such assets will not be realized.

The activity in the deferred tax asset valuation allowance is as follows (in thousands):

	Year Ended October 31,
	2008	2007	2006
Balance, beginning of year	$67,671	$60,067	$53,694
Charged to other accounts	5,440	7,604	6,373
FIN48 adoption	(59,921)	—	—
Deductions	—	—	—
Balance, end of year	$13,190	$67,671	$60,067

A reconciliation of tax expense computed at the U.S. federal statutory rate is as follows:

	Year Ended October 31,
	2008	2007	2006
Federal tax provision at U.S. statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	—	—	—
Other	—	—	1
Other non-deductible expenses	3	2	—
Valuation allowance	31	32	33
	—%	—%	—%

FIN48 adoption

On November 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company reduced the liability for net unrecognized tax benefits, classified in accrued liabilities, by $592 and accounted for this as a cumulative effect of a change in accounting principle that was recorded as an increase to retained deficit. In implementing FIN 48, the Company has classified $120 as current income taxes payable, and, reduced to zero, both its short-term and long-term income tax receivable and long-term income tax payable. At October 31, 2008, the $120 current income tax reserve remained unchanged and is included in Accrued Expenses on the Balance Sheet.

Upon adoption of FIN 48, the Company recognizes interest expense and penalty within Interest and Other Expenses and penalties within General and Administrative expenses accrued on unrecognized tax benefits. As of the date of adoption of FIN 48, the Company had accrued a nominal amount for interest and penalties, and there was not a material change to this amount as of October 31, 2008.

Recognition of any portion of the unrecognized tax benefits arising from the Company’s uncertain tax position would not have a significant effect on the Company’s effective tax rate.

The Company files tax returns in the U.S on a federal basis and in a number of U.S. state jurisdictions. The Company is subject to examination of its tax returns by these jurisdictions, and is subject to challenges of tax liability by other jurisdictions in which the Company currently does not file tax returns. The Company believes it is subject to challenges by the taxing jurisdictions in which it files for tax years from 2004 through 2008, and for other taxing jurisdictions for any periods for which the statute of limitations has not expired. The Company does not expect any significant changes to the amount of its unrecognized tax benefits within the next twelve months.

As of October 31, 2007, the Company had generated approximately $141,367 and $116,000 of Federal and state Net Operating Loss Carry-forwards (“NOL”), respectively, and $4,813 of Federal Research & Development Credits (“R&D Credits”) through its recurring operating losses, and its acquisitions of Theseus Corporation in 2000 and NOMOS Corporation in 2004. The tax effect of the Federal and state NOL and R&D Credits have been carried as a component of its deferred tax assets, and completely offset by a valuation allowance. The Federal NOL and R&D Credits are subject to certain statutory limitations, imposed upon a change of control, which reduce the value of the Federal NOL and R&D Credits that can be used to offset future income under Internal Revenue Service Code Section 382 and Section 383, collectively the “Code”. As a result of the Company’s January 2008 PIPE transaction (See Note 11—Stockholders’ Equity) the Company has experienced a change in ownership as defined by the Code. Federal statutory limitations under the sections are generally accepted as limitations by the states in which the Company currently files state returns. The effect of the change of ownership has been to reduce to $10,199 the combined statutory limit on the Federal and State NOL and R&D Credits available to the Company, as determined under the Code. Based on its effective tax rate 40%, the Company recorded a $59,921 decrease to its deferred tax assets and its valuation allowance at January 31, 2008 as a result of the limitation.

NOTE 13—RETIREMENT PLAN

The Company has a 401(k) retirement plan that allows eligible employees to contribute up to the statutory annual limits. Under this plan, the Company makes certain contributions based upon the compensation of eligible employees and makes additional matching contributions for those employees who elect to contribute to the plan. The Company's expense for its plan totaled $102, $85, and $78, for the years ended October 31, 2008, 2007, and 2006, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Contract Commitments

The Company has entered into purchase commitments of $98 to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Total rent expense for the years ended October 31, 2008, 2007 and 2006 was $402, $379 and $373, respectively.

Future minimum annual lease payments under all operating leases are as follows:

For the Years Ended October 31,
2009	$268
2010	30
2011	30
2012	25
2013 and thereafter	11
$364

Related Parties and License Agreements

On February 17, 2006, the Company entered an exclusive license agreement with IdeaMatrix, Inc. (a company wholly owned by our former Vice President of New Product Development (Brachytherapy), Richard Terwilliger) for certain brachytherapy technology pertaining to needles and strands, used in the brachytherapy manufacturing process.  This technology is critical to our SurTRAK line of products, sold in connection with our brachytherapy seeds.  Under this exclusive license agreement, the Company paid $125 upon execution of the license agreement on February 17, 2006, and is required to pay $125 per year over five years. There is no annual renewal fee or royalty arising out of this license.  The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, the Company has agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc.

$375 remains payable through 2011 under the IdeaMatrix license agreement.

A license agreement with the University of South Florida Research Foundation, Inc., covering certain patent processes was terminated on November 9, 2007 by mutual consent of both parties.

Outsourcing

On April 20, 2008, the Company entered into an administrative management agreement with third-party administrator (the “Administrator”). Under the terms of the agreement, all of the Company’s employees became employees of the Administrator, and the Administrator assumed the cost all employee-related health benefit costs, workers’ compensation insurance and the payroll and human resource functions of the Company. The Company pays a monthly fee to the Administrator equal to the monthly payroll for its former employees, plus a fixed fee as a percentage of the payroll costs, to cover the costs of the employee’s participation in the Administrator’s benefit plans, net of employee contributions, workers’ compensation costs, and the payroll and human resource management costs.

Employment Agreements

The Company maintains employment agreements with certain key management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

Litigation

In November 2005, we were served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that we fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once we acquired that information, we allegedly learned that Richard Terwilliger, (our former Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. We were served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as our Vice President of New Product Development. We have agreed to defend Mr. Terwilliger. We have moved the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated. The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  On March 12, 2007, the Court administratively dismissed the action. On or about April 30, 2007, the parties filed a Joint Motion to Reopen the Case after Administrative Dismissal, which the court subsequently denied without prejudice. The parties re-filed the Joint Motion to Reopen the Case, and the Court issued an order reopening the case on July 3, 2008. On August 22, 2008, the Court set a scheduling order in this matter. On September 24, 2008, plaintiffs filed a Motion for an Extension of Time to File a Motion For Leave to Amend.  Subsequently, on September 29, 2008, plaintiffs filed a Motion for Leave to Amend the Complaint, seeking to add additional claims to the action and remove other claims.  On December 5, 2008, the Court denied both of plaintiffs’ motions.  The Court ordered plaintiffs to file a request to dismiss any claims they intend to withdraw voluntarily by December 22, 2008. On December 22, 2008, the plaintiffs filed a request to dismiss without prejudice certain claims. On January 12, 2009, the defendants opposed that motion arguing, inter alia, that those claims should be dismissed with prejudice. The plaintiffs have not yet responded. We deny liability and intend to vigorously defend this litigation as it progresses.

In October 2007, we were served with a demand for arbitration by AnazaoHealth Corporation (“AnazaoHealth”). AnazaoHealth provides needle loading services for our Prospera brachytherapy products pursuant to a Services Agreement dated as of June 1, 2005, as amended (the “Services Agreement”). In its demand for arbitration, AnazaoHealth is seeking indemnification from us under the Services Agreement for damages arising out of a litigation filed against AnazaoHealth in the U.S. District Court for the District of Connecticut (the “Connecticut Litigation”) by Richard Terwilliger, Gary Lamoureux, World Wide Medical Technologies, LLC, IdeaMatrix, Inc., Advanced Care Pharmacy, LLC, Advanced Care Pharmacy, Inc., and Advanced Care Medical, Inc. In September 2008, AnazaoHealth filed an Amended Arbitration Demand to which we filed an Objection.  On or about October 7, 2008, the parties agreed to toll the issues in the Amended Arbitration Demand and the matter was taken off calendar.  The plaintiffs in the Connecticut Litigation claim that AnazaoHealth’s provision of services in the brachytherapy field infringes their patent rights, and certain of the plaintiffs claim that our Prospera products infringe their patent rights. We deny liability and intend to vigorously defend this arbitration should it recommence.

In February 2008, an individual plaintiff, Richard Hodge, filed a complaint in the Multnomah County Circuit Court of the State of Oregon against Bay Area Health District, North American Scientific, Inc., NOMOS Corporation and Carl Jenson, M.D., alleging the defendants caused Mr. Hodge to receive excessive radiation during the course of his IMRT treatment, as a result of a manufacturing and/or design defect(s) in our former CORVUS and BAT products. The plaintiff dismissed this complaint with prejudice on October 28, 2008.

In November 2008, Denise M. Black and Lon Black, filed a complaint in the State of New York, Supreme Court, County of Ontario against Clifton Springs Hospital & Clinic, Charles H. Albrecht Radiation Oncology, Dana P. Hansen, M.D., Charles H. Albrecht, M.D., Matthew Pacella, MS, DABR, Dustin A. Gress, MS, Upstate Medical Physics, Inc., Sandy K.S. Perry, M.D., Finger Lakes Women’s Health LLC, NOMOS Corporation, n/k/a Best Nomos and North American Scientific, Inc. alleging the defendants caused Mrs. Black to sustain personal injuries, increased pain and suffering and additional medical expense due to negligence and deviation from accepted medical practice.  We deny liability and intend to vigorously defend this litigation as it progresses.  No trial date has yet been set.

 The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 15—NASDAQ LISTING

We received a NASDAQ Stock Market (“NASDAQ”) Staff Deficiency Letter dated September 21, 2007 indicating that, based on the Quarterly Report on Form 10-Q for the period ended July 31, 2007, NASDAQ had determined that we were not in compliance with the minimum $10 million stockholders’ equity requirement for continued listing on the NASDAQ Global Market set forth in Marketplace Rule 4450(a)(3). On December 11, 2007, we received formal notice that a NASDAQ Listing Qualifications Panel (the “Panel”) had granted our request for a transfer from the NASDAQ Global Market to the NASDAQ Capital Market, and continued listing on the NASDAQ Capital Market, subject to the following exception:

▪
On or before January 17, 2008, we were required to inform the Panel that we had received funds sufficient to put us in compliance with the NASDAQ Capital Market shareholders’ equity requirement of $2.5 million. Within four business days of the receipt of the funds, we were required to make a public disclosure of receipt of the funds and file a Form 8-K with pro forma financial information indicating that we plan to report proforma shareholders’ equity of $2.5 million or greater for the fiscal year ended October 31, 2007. We informed the Panel of receipt of sufficient funds on January 18, 2008, and publicly disclosed receipt of such funds in a press release dated January 22, 2008 and filed a Form 8-K with respect to this matter on January 25, 2008.

▪
On or before January 31, 2008, we were required to file our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, which shall demonstrate proforma shareholder’s equity of $2.5 million or greater. We  filed our Annual Report on Form 10-K on January 29, 2008.

Further, on October 5, 2007, we received a notice from NASDAQ, dated October 5, 2007 indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(e)(2), we had 180 calendar days, or until April 2, 2008, to regain compliance. We did not regain compliance with the Rule by April 2, 2008, and on April 4, 2008, NASDAQ notified us that our common stock would be delisted on April 15, 2008. On April 10, 2008, we appealed the delisting decision pursuant to the procedures set forth in the NASDAQ Marketplace Rule 4800 Series, and were granted a hearing with a NASDAQ Listing Panel on May 22, 2008.  Our common stock continued to trade on the NASDAQ Capital Market pending the outcome of such hearing.

On February 5, 2008, the Company received a letter from NASDAQ dated February 4, 2008 providing notice that the Company has demonstrated compliance with NASDAQ Marketplace Rules, and that the NASDAQ Listing Qualifications Panel has determined to continue the listing of the Company’s securities on NASDAQ. In addition, the Staff has approved the Company’s application to list its common stock on The NASDAQ Capital Market. The Company’s common stock was transferred from The NASDAQ Global Market to The NASDAQ Capital Market effective February 6, 2008.

On April 29, 2008, our stockholders approved a 1 share for 5 share reverse split to regain compliance with the minimum bid price rule. The reverse split became effective on May 1, 2008. Our common stock traded at or above the $1.00 minimum bid price for the period May 1, 2008 through May 14, 2008, which marked 10 consecutive trading days in which the closing bid price exceeded the $1.00 minimum. On May 15, 2008, we were notified by NASDAQ that we had regained compliance with the minimum bid price requirements and no further action was required.

On August 20, 2008, we received another letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Rule. The Company had 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price level. However, given the current extraordinary market conditions, NASDAQ has decided to suspend the bid price and market value of publicly held shares requirements through Monday, April 20, 2009.  On October 16, 2008, NASDAQ filed an immediately effective rule change with the SEC, and this rule change was extended in December 2008, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies.  We are currently in a bid price compliance period and as a result of this rule suspension and extension, we will have until August 28, 2009 to regain compliance by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.  If, at anytime before August 28, 2009, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company understands that NASDAQ’s Staff will provide written notification that the Company has achieved compliance with the Rule. If the Company does not regain compliance with the Rule by August 28, 2009, the Company understands that NASDAQ’s Staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal the Staff’s determination to delist its common stock to a NASDAQ Listing Qualifications Panel.

Beyond the risk of delisting arising from the $1.00 minimum closing bid price requirement, the Company is subject to a number of other requirements under Maintenance Standards for continued listing on the NASDAQ Capital Market, including but not limited to, a $2.5 million minimum stockholders’ equity under Maintenance Standard 1, as set forth in Marketplace Rule 4310(c)(3).

NOTE 16—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data (in thousands, except per share data).  All periods have been restated for discontinued operations (See Note 2).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Net sales	$3,466	$3,704	$3,418	$3,339
Gross profit	1,131	1,270	1,174	1,024
Net loss from continuing operations	(4,646)	(4,618)	(4,140)	(2,760)
Net income from discontinued operations	251	267	162	4,539
Net income ( loss)	(4,395)	(4,351)	(3,978)	1,779
Basic and diluted loss per share – continuing operations	$(0.61)	$(0.25)	$(0.22)	$(0.15)
Basic and diluted income per share – discontinued operations	$0.03	$0.01	$0.00	$0.25
Basic and diluted income (loss) per share	$(0.57)	$(0.24)	$(0.22)	$0.10

Fiscal 2007
Net sales	$2,678	$2,776	$2,702	$3,272
Gross profit	699	736	604	857
Net loss from continuing operations	(2,989)	(2,536)	(3,040)	(3,538)
Net loss from discontinued operations	(206)	(643)	(7,648)	(398)
Net loss	(3,195)	(3,179)	(10,688)	(3,936)
Basic and diluted loss per share – continuing operations	$(0.51)	$(0.43)	$(0.52)	$(0.60)
Basic and diluted loss per share – discontinued operations	$(0.04)	$(0.11)	$(1.30)	$(0.07)
Basic and diluted loss per share	$(0.54)	$(0.54)	$(1.82)	$(0.67)

NOTE 17—SUBSEQUENT EVENTS

Line of Credit

On November 1, 2008, the Company began drawing down on the outstanding line of credit with the Bank, and as of January 2009, the outstanding balance was approximately $900. In addition, in January 2009, the Company was notified by the Bank that the Company did not meet the $2.0 million Minimum Tangible Net Worth Covenant required by the line of credit agreement. The Company has opened discussions with the Bank to seek a waiver of compliance with the covenant. The Bank has continued to allow the Company access to the available funds on the line of credit.

The Company began paying the outstanding principal balance on the Growth Capital Loan with the Bank in January 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN SCIENTIFIC, INC.
/s/JOHN B. RUSH
January 29, 2009	By:	John B. Rush President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/GARY N. WILNER
Dr. Gary N. Wilner	Chairman of the Board of Directors	January 29, 2009

/s/JOHN B. RUSH
John B. Rush	President, Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2009

/s/BRETT L. SCOTT
Brett L. Scott	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2009

/s/WILFRED E. JAEGER, M.D.
Wilfred E. Jaeger	Director	January 29, 2009

/s/JOHN M. SABIN
John M. Sabin	Director	January 29, 2009

/s/RICHARD A. SANDBERG
Richard A. Sandberg	Director	January 29, 2009

/s/ROBERT TONI
Robert Toni	Director	January 29, 2009

/s/RODERICK A. YOUNG
Roderick A. Young	Director	January 29, 2009