Form 10-K/A
period 2008-10-31
NORTH AMERICAN SCIENTIFIC INC
filed 2009-02-27
CIK 949876

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
As of February 19, 2009, approximately 18,520,000 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

NORTH AMERICAN SCIENTIFIC, INC.

Table of Contents

Form 10-K/A

Explanatory Note:

North American Scientific, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 31, 2008, as originally filed with the Securities and Exchange Commission on January 29, 2009 (the “Original Form 10-K”), to add information required in Part III of the Company’s Annual Report on the Original Form 10-K. There are no changes to the Company’s financial statements as originally filed.  There are also no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original Form 10-K.  This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.  Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Position	Age
Directors:
Dr. Gary N. Wilner	Chairman of the Board of Directors	68
John B. Rush	President, Chief Executive Officer and Director	50
Dr. Wilfred E. Jaeger	Director	52
John M. Sabin	Director	54
Richard A. Sandberg	Director	65
Robert V. Toni	Director	67
Roderick A. Young	Director	65
Non-Director Officers:
Brett L. Scott	Senior Vice-President & Chief Financial Officer	58

The terms of all directors will expire at the next annual meeting of the stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors.  On June 6, 2006, we entered into a Securities Purchase Agreement with Three Arch Partners whereby we provided the right to Three Arch Partners to designate two nominees who are reasonably acceptable to us to serve on the Board of Directors.  If at any time, Three Arch Partners owns less than 3,500,000 shares (including shares of common stock issuable upon exercise of warrants, and as adjusted for stock splits, stock dividends and recapitalization), but more than 2,000,000 shares, Three Arch Partners would then have the right to designate one nominee who is reasonably acceptable to us to serve on the Board of Directors. In that case, one of the designees must resign from the Board effective immediately.  Our obligations pursuant to the Securities Purchase Agreement terminate if at any time Three Arch Partners owns less than 2,000,000 shares.  If Three Arch Partners owns less than 2,000,000 shares at any time, any director previously nominated by Three Arch Partners is obligated to resign from the Board immediately.  On June 13, 2006, the Board elected the two designees of Three Arch Partners, Dr. Jaeger and Mr. Young, both of whom continue to serve on the Board.

        On December 12, 2007, we entered into a Securities Purchase Agreement with Three Arch Partners whereby we agreed to decrease the number of members of the Board of Directors from nine (9) members to seven (7) members and that the Board of Directors shall include at least one (1) representative from Three Arch Partners (the “Three Arch Partners Board Member”) and two (2) new independent members (the “New Independent Board Members”) with relevant industry experience.  The Three Arch Partners Board Member shall be reimbursed for all out-of-pocket expenses related to attending meetings of the Board of Directors.  In addition if our Board members receive any additional fees or compensation, Three Arch Partners shall be entitled to equivalent payment.  We further covenant and agree to use commercially reasonable efforts to place the Three Arch Partners Board Member on the slate of directors presented to our stockholders at each annual meeting at which directors are elected and to place the New Independent Board Members on the slate of directors presented to our stockholders at the next annual meeting at which directors are elected, in all cases subject to compliance with relevant Nasdaq rules and regulations and subject to the approval of such nominees by the Nominating and Corporate Governance Committee of the Board of Directors. If the Nominating and Corporate Governance Committee of the Board of Directors does not approve any proposed Three Arch Partners Board Member, Three Arch Partners shall be entitled to propose another candidate who shall be reasonably acceptable to us. Our obligations under the Securities Purchase Agreement with respect to the Three Arch Partners Board Member shall terminate in their entirety if at any time Three Arch Partners beneficially owns less than 5,000,000 shares of common stock (including shares of common stock issuable upon exercise of warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations), in such case, the Three Arch Partners Board Member shall resign from the Board effective immediately.

There are no other arrangements or understandings between us and any other person pursuant to which such person was or is to be selected as a director, executive officer or nominee. We have, however, entered into employment agreements with three of our executive officers, which are described on page 14 below under the heading “Potential Payments Upon Termination or Change-in-Control.”

Biographical Information

Dr. Gary N. Wilner has served on our Board of Directors since December 2002 and Chairman of the Board of Directors since March 2006. He retired from the practice of medicine in January 2005, having been an academic and consultative cardiologist for the past 30 years. Dr. Wilner serves as a Trustee and Chairman of the Board of Trustees of the Oakmark Family of Funds. He has had prior service as a Director of the American Heart Association and the Albert Einstein Peace Prize Foundation.

John B. Rush has served as our President and Chief Executive Officer since April 2007, and became a Director in June 2007. Previously, Mr. Rush served since 2002 as President and Chief Executive Officer of Sanarus Medical, a leading developer of minimally invasive medical devices for diagnosing and treating breast disease. Prior to joining Sanarus, Mr. Rush was President and Chief Executive Officer of Micro Therapeutics, Inc. (now owned by ev3, Inc.), a publicly traded medical device company focused on the treatment of cerebral and peripheral vascular disorders worldwide.

Dr. Wilfred E. Jaeger has served on our Board of Directors since June 2006.  Dr. Jaeger is the cofounder of Three Arch Partners. Previously, he was a general partner at Schroder Ventures. Dr. Jaeger began his medical career in private practice. He was subsequently recruited by Chec Medical, a venture capital backed ambulatory care startup in Seattle. He subsequently attended business school and began working in venture capital in 1989.  He has since been an active early stage investor in numerous successful biotechnology, healthcare service, and medical device companies. Dr. Jaeger serves on the boards of many private healthcare companies, and he currently serves as a director of Threshold Pharmaceuticals, Inc.

John M. Sabin has served on our Board of Directors since August 2005.  He has served as Chief Financial Officer and General Counsel of Phoenix Health Systems, a private health care IT consulting and outsourcing firm, since October 2004.  From January 2000 to October 2004, he served as Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a developer of biotechnology-based tools to accelerate drug discovery and development.  Previously, he served as Executive Vice President and Chief Financial Officer of Hudson Hotels Corporation, a limited service hotel development and management company, and as an executive at Vistana, Inc., Choice Hotels International, Inc., Manor Care Inc. and Marriott International, Inc. Mr. Sabin has served as a Trustee of Hersha Hospitality Trust, a publicly traded hospitality real estate investment trust since 2003, and as a Trustee of Prime Group Realty Trust, a real estate investment trust since 2005.

Richard A. Sandberg has served on our Board of Directors since August 2005.  He has served as the Chief Financial Officer of Oxford Immunotec, Ltd, a T-cell diagnostics company developing tests for tuberculosis and other infectious diseases, since 2007.  From 2002 to 2007, he served as Chief Financial Officer of MZT Holdings, Inc. (formerly Matritech, Inc.), a publicly traded developer and manufacturer of cancer diagnostic test products, and has also been on that company’s board of directors since 1999 (excluding the period from June to September 2002).  Mr. Sandberg has also served as Manager and Chief Financial Officer of Battery Asset Management, LLC, a firm specializing in foreign exchange transactions.  From 1997 to 2001, Mr. Sandberg served as Chairman of the Board of Lifecodes Corporation, a manufacturer of DNA test kits and a provider of DNA testing services and from May 1997 to September 1998, as its Chief Financial Officer.  From 1983 to 1997, Mr. Sandberg held financial and operating positions at Dianon Systems, Inc., an anatomic pathology testing and genetic and clinical chemistry testing company he founded in 1983, including Chief Executive Officer and Chief Financial Officer.  Since 2003, Mr. Sandberg has been a director of Ethan Allen Interiors, Inc., a publicly traded home furnishings company.

Robert V. Toni has served on our Board of Directors since April 2008. Mr. Toni retired in October 2002 from Closure Medical Corporation, where he held the position of President and Chief Executive Officer and served on the Executive Committee for eight years. Previous to Closure Medical, Mr. Toni was General Manager of Iolab Corporation for five years and held a number of senior positions with Coopervision Cilco for 7 years with his last position being President. Mr. Toni’s earlier career was primarily in financial management for several large companies, including AMF and General Motors where he held the positions of Controller and Accounting Manager, respectively. Mr. Toni is a director of Conceptus, Inc.

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

Brett L. Scott has served as our Senior Vice President and Chief Financial Officer since August 2008.  Mr. Scott is a certified public accountant and has previously served as Chief Financial Officer at Alsius Corporation, a publicly traded medical device company focused on temperature control of patients in the critical care arena, from January 2006 to August 2008. Mr. Scott has also held the position of Chief Financial Officer with the following companies: Irvine Biomedical,  a medical device company which was acquired by St. Jude Medical; Pain Concepts, a medical device company who’s flagship product was acquired by Stryker Medical; Cardiac Science, a publicly traded medical device company who merged with Quinton Cardiology Systems; and finally, Neuro Navigational Corporation, a publicly traded medical device company which was sold to Ballard Medical.

Troy A. Barring served as our Senior Vice-President and Chief Operating Officer from September 2007 until his resignation in October 2008. Previously, Mr. Barring served since 2001 in a number of positions with Biosense Webster, a Division of Johnson and Johnson, including Vice President, World Wide Services, Vice President of Operations, and Senior Vice President of Research and Development and Operations. Mr. Barring has over 13 years of management experience in the medical device sector, with a background in manufacturing, operations, and research and development at such companies as Scimed Life Systems, a Division of Boston Scientific, and Sorin Biomedical.

L. Michael Cutrer served as our Executive Vice President and Chief Technology Officer from April 2007 until his resignation in May 2008.  Previously, Mr. Cutrer served as our President and Chief Executive Officer from 1990 to April 2007.  Previously, Mr. Cutrer was a Manager of Isotope Products Laboratory, Inc., a radioisotope manufacturing company, where he was responsible for industrial product manufacturing, research and development.

James W. Klingler served as our Senior Vice President and Chief Financial Officer from July 2004 until his resignation in March 2008. Previously, he was Vice President-Finance and Chief Financial Officer of Troy Group, Inc., a provider of secure check printing products and wireless connectivity solutions, from January 2002 to July 2004. From February 2001 to November 2001, he served as Senior Vice President, Business Operations and Chief Financial Officer of Trinagy, Inc., a software company that was merged into Hewlett-Packard Company. In prior positions, Mr. Klingler was Vice President, Finance and Administration of Triconex Corporation, a supplier of products, systems and services for safety, critical control and turbomachinery applications and a subsidiary of Invensys plc, from February 1999 to February 2001, and Vice President and Chief Financial Officer of Wilshire Technologies Inc., a company that manufactures polyurethane products, from October 1994 to February 1999.

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

Based solely on a review of copies of such reports furnished to us during the fiscal year ended October 31, 2008, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) complied with all applicable reporting requirements, except for the following: Mr. Rush, our Chief Executive Officer, filed a Form 4 on February 18, 2009 with respect to an open market purchase of 1,000 shares of our common stock on July 24, 2008.

Board of Directors Meetings and Committees

Our Board of Directors held 8 meetings during the fiscal year ended October 31, 2008, and acted by unanimous written consent on 3 occasions. All of the directors who were on the Board during fiscal year 2008 attended at least 92% of the total number of meetings of the Board of Directors and committees on which they served.  The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Audit Committee. During the fiscal year ended October 31, 2008, the members of the Audit Committee were Mr. John Sabin (Chairman), Mr. Richard Sandberg, and Mr. Robert V. Toni, each of whom is “independent” as defined under current Rule 4200(a)(15) of the Nasdaq listing standards and Securities and Exchange Commission regulations. During the fiscal year ended October 31, 2008, the Audit Committee met on 10 occasions.

Audit Committee Financial Experts. The Board of Directors has determined that John M. Sabin and Richard A. Sandberg each qualify as an “audit committee financial expert” and “independent” as defined under the applicable Securities and Exchange Commission rules.

Compensation Committee. From November 1, 2007 to April 29, 2008, the Compensation Committee consisted of Mr. Richard Sandberg (Chairman), Mr. John M. Sabin, Dr. Gary N. Wilner and Ms. Nancy Wysenski.  From April 29, 2008 through October 31, 2008, the Compensation Committee consisted of Mr. Richard Sandberg (Chairman), Dr. Gary N. Wilner and Mr. Roderick A. Young.  Mr. Sandberg and Dr. Wilner are non-employee Directors who meet the Nasdaq listing standards for “independence.” The Compensation Committee oversees the Company’s executive compensation programs and policies and is responsible for determining grants of options to purchase common stock. During the fiscal year ended October 31, 2008, the Compensation Committee met on 5 occasions.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for recommending candidates for election to the Board of Directors and reviewing matters of corporate governance. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders if properly submitted. This Committee currently consists of Mr. Robert V. Toni (Chairman), Mr. John Sabin and Dr. Gary N. Wilner, each of whom is “independent” under current Nasdaq listing standards. During the fiscal year ended October 31, 2008, the Nominating and Corporate Governance Committee met on 4 occasions.

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

Summary Compensation Table

The following table summarizes aggregate amounts of compensation paid or accrued by us for the fiscal year ended October 31, 2008 for services rendered by our chief executive officer, our other most highly compensated executive officer as of the end of the last fiscal year whose total compensation exceeded $100,000 and two of our former executive officers for whom disclosure would have been provided but for the fact that such persons were not serving as executive officers at the end of the last completed fiscal year. We refer to these individuals in this report as the named executive officers.

Name and Principal Position	Year	Salary ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(1)	Total ($)
John B. Rush	2008	310,708		529,147	50,366		7,712	897,933
President and Chief	2007	175,000		1,167,120	72,904		—	1,415,024
Executive Officer

Brett L. Scott	2008	37,946	(2)	80,917	4,362	(3)	1,799	124,994
Senior Vice President and	2007	—		—	—		—	—
Chief Financial Officer

Troy A. Barring (4)	2008	279,059		438,498	—		11,094	728,650
Vice President and Chief	2007	32,692		262,422	12,002		—	307,117
Operating Officer

L. Michael Cutrer (5)	2008	176,781		57,122	—		122,548	356,451
Executive Vice President	2007	310,340		—	15,400		7,212	332,952
and Chief Technology
Officer

(1)	All Other Compensation consists of the Company’s contribution to such Named Executive Officer’s 401(k) plan, Company paid life insurance premiums, relocation payments, and severance payments.
(2)	Mr. Scott commenced employment with the Company on August 11, 2008 at an annual salary of $220,000.
(3)	Represents the pro-rated portion of Mr. Scott’s bonus for the 2008 fiscal year.
(4)	Mr. Barring terminated his employment with the Company effective October 24, 2008.
(5)	Mr. Cutrer terminated his employment with the Company effective May 30, 2008.

Outstanding Equity Awards Value at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options previously awarded to the named executive officers at the fiscal year ended October 31, 2008. The number of options held at October 31, 2008 includes options granted under the 2006 Stock Plan and stand-alone grants outside of our 2006 Stock Plan.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options	Option	Expiration
Name	Exercisable	Unexercisable(1)	Exercise Price ($)	Date(1)

John B. Rush	135,000	224,999	2.05	4/23/2017
	—	566,094	1.40	1/15/2018

Troy A. Barring	—	26,972	2.05	1/24/2009

Brett L. Scott	—	203,359	0.69	8/11/2018

L. Michael Cutrer	—	9,795	30.63	2/25/2014
	—	4,204	30.63	9/28/2011
	—	11,000	31.25	3/11/2012
	—	19,200	39.69	3/11/2012
	—	15,000	83.76	5/26/2010
	—	1,651	2.05	3/16/2013
	—	3,999	2.05	10/31/2013
	—	799	2.05	3/2/2011
	—	1,560	2.05	9/20/2012
	—	1,151	2.05	2/25/2014
	—	440	2.05	9/28/2011
	—	479	2.05	3/11/2012

(1)
Except where otherwise noted, all options expire ten years from the date of grant and option shares vest at  the rate of 25% on the first anniversary of the option grant and annually thereafter, such that options are fully vested upon the fourth anniversary of the option grant date. In addition, the vesting of options may accelerate upon a change in control of the Company.

Director Compensation

Directors who also serve as our employees or as employees of our subsidiaries receive no separate compensation for serving as Directors or as members of any committees of the Board of Directors. Each non-employee Director receives a quarterly payment of $5,000, and receives $1,250 per Board or committee meeting if he attends in person or $500 per meeting if he participates by telephone. Directors may be reimbursed for certain expenses incurred in connection with attending Board or committee meetings. In addition, the Chairman of the Board of Directors receives compensation of $40,000 per year, paid in $3,333 monthly installments (in lieu of the $5,000 quarterly payment); the Chairman of the Audit Committee receives $5,000 per year; the Chairman of the Compensation Committee receives $2,500 per year; and the Chairman of the Nominating and Corporate Governance Committee receives $2,500 per year.

In addition, each individual who is first elected or appointed as a non-employee director shall receive the same cash compensation as described above and thereafter, and shall automatically be granted, on the date of such initial election or appointment, a non-statutory stock option to purchase 30,000 shares of common stock. On the date of each annual stockholders meeting each individual who is re-elected to serve as a non-employee director is automatically granted a non-statutory stock option to purchase 10,000 shares of common stock. In addition to the non-statutory stock option to purchase 30,000 shares of common stock granted to each non-employee director upon such individual’s initial election or appointment, a non-employee director first elected to serve as the Chairman of the Board shall automatically be granted a non-statutory stock option to purchase 15,000 shares of common stock as an initial grant on the date of such individual’s initial appointment as Chairman of the Board. Further, on the date of each annual stockholders meeting, if the Chairman of the Board continues to serve as the Chairman, as well as the non-statutory stock option to purchase 10,000 shares of common stock granted to each non-employee director upon such individual’s re-election, such individual shall automatically be granted an additional non-statutory stock option to purchase 10,000 shares of common stock. All options granted to non-employee directors (including the Chairman) upon initial election or appointment shall vest over time with 1/12 vesting per quarter. All options granted to non-employee directors (including the Chairman) annually, shall vest in equal amounts on a quarterly basis over three years. All options granted to non-employee directors shall have a term of seven years. The annual grant of non-statutory stock options is only given to those non-employee directors who have served at least six months. In the event that a non-employee director’s service as a director terminates other than as a result of the non-employee director’s voluntary resignation or involuntary removal for cause, all unvested options granted to such non-employee director as compensation for service as a director will vest in full immediately. In such case, all vested options will remain exercisable until the earlier of (i) a change of control of the Company, or (ii) the expiration of the seven year term of the option.

During the fiscal year ended October 31, 2008, Dr. Jaeger and Messrs. Sabin, Sandberg, Young and Toni each received an annual grant of seven-year non-statutory stock options to purchase 10,000 shares of common stock, at a price of $1.65 per share, which become fully vested on April 29, 2009. Mr. Toni also received a grant of seven-year non-statutory stock options to purchase 30,000 shares of common stock, at a price of $1.65 per share as a first-elected non-employee director. During the fiscal year ended October 31, 2008, Dr. Wilner received a grant of seven-year non-statutory stock options to purchase 20,000 shares of common stock, at a price of $1.65 per share, which become fully vested on April 29, 2009.

The following table and footnotes provide information regarding the compensation paid to the non-employee members of the Board of Directors during the fiscal year ended October 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Dr. Gary N. Wilner	$58,000	$62,959	$120,959

Dr. Wilfred E. Jaeger	$26,250	$38,801	$65,051

John M. Sabin	$45,000	$38,801	$83,801

Richard A. Sandberg	$44,000	$38,801	$82,801

Roderick A. Young	$28,250	$38,801	$67,051

Robert V. Toni	$19,250	$38,060	$57,310

Potential Payments Upon Termination or Change-in-Control

John B. Rush

On March 22, 2007, we entered into an employment agreement with John B. Rush in connection with his employment as our President and Chief Executive Officer. Mr. Rush’s base salary is $350,000. Mr. Rush is also eligible to receive an annual bonus, if any, based upon performance goals approved by the Board or the Compensation Committee of the Board, in consultation with Mr. Rush, in an amount, not to exceed 60% of his base salary, to be determined by the Compensation Committee.

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

All of the options have a term of ten years and vest monthly over a four-year period. The options remain exercisable until the earlier of the expiration of the term of the option or (i) three months following Mr. Rush’s date of termination in the case of termination for reasons other than cause, death or disability (as such terms are defined in the employment agreement) or (ii) 12 months following Mr. Rush’s date of termination in the case of termination on account of death or disability. In the event that Mr. Rush is terminated for cause, all outstanding options, whether vested or not, will immediately lapse.

In the event (a) Mr. Rush’s employment is terminated by us at any time after April 23, 2007 for any reason other than Mr. Rush’s death, disability or cause or (b) Mr. Rush resigns for a “good reason” (as defined in the employment agreement), Mr. Rush will receive his base salary in effect on the date of termination for a period ending 12 months following the date of termination paid in accordance with our standard payroll practices for salaried employees.  If this event had occurred at the end of our fiscal year, Mr. Rush would have received $350,000 in salary payments over the following 12 months.

In the event of a “Control Termination” (as defined in the employment agreement), Mr. Rush will be entitled to receive his base salary in effect on the date of termination paid in accordance with our standard payroll practices for salaried employees and group health benefits for a period ending 12 months following the date of termination and, in addition, Mr. Rush shall, as of the date of the Control Termination, become fully vested in any unvested options previously granted to him. If this event had occurred at the end of our fiscal year, Mr. Rush would have received $350,000 in salary payments and approximately $15,185 in group health benefits over the following 12 months.  At the end of our fiscal year, the exercise price per share of Mr. Rush’s stock options exceeded the closing market price per share of our common stock. As a result, no value is recognized for the acceleration of his unvested stock options.

The employment agreement also provides that we will make a tax gross-up payment to Mr. Rush in the event that payments to Mr. Rush on account of a change in control constitute an excess parachute payment subject to an excise tax under Section 4999 of the Code. Similarly, we will make a tax gross-up payment to Mr. Rush for any excise tax in the event that amounts or benefits payable to Mr. Rush are determined to be subject to the excise tax on nonqualified deferred compensation under Section 409A of the Code.

In the event that any amount payable upon Mr. Rush’s termination would be determined to be “non-qualified deferred compensation” subject to Section 409A of the Code, we may delay payment for six months, in order to comply with Section 409A of the Code.

On December 31, 2008, we entered into an amendment to the employment agreement with Mr. Rush for the sole purpose of bringing the agreement into compliance with the applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations issued thereunder. The amendment, among other things, clarifies that any severance payments which are treated as nonqualified deferred compensation must be made upon a “separation of service” with the Company and that, subject to certain exceptions, such payments may be delayed for a period of six months if Mr. Rush is deemed to be a “specified employee” at the time of his or her termination of employment, and provides that certain payments to Mr. Rush, including expense reimbursements, will be made only at times permissible without triggering tax penalties under Section 409A.

Brett L. Scott

In July 2008, we executed an offer letter with Brett L. Scott in connection with his employment as our Senior Vice President of Finance and Chief Financial Officer, effective as of August 11, 2008. Pursuant to the offer letter, Mr. Scott’s compensation initially consists of an annual salary of $220,000 and an annual bonus of up to 30% of his base salary subject to approval by our Board of Directors of the senior management bonus program payouts. In addition, Mr. Scott was granted stock options to purchase 203,359 shares of our common stock at an exercise price of $0.69 per share. These options vest 25% upon the first anniversary of the grant date and monthly thereafter for the following thirty-six months. The letter further provides that if Mr. Scott’s employment with us is terminated at any time without cause, which includes a material breach of the letter or any policy of the Company, he will be entitled to receive a lump sum severance payment equal to six months of his base salary.

On December 31, 2008, we entered into an amendment to the offer letter with Mr. Scott for the sole purpose of bringing the offer letter into compliance with the applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations issued thereunder. The amendment, among other things, clarifies that any severance payments which are treated as nonqualified deferred compensation must be made upon a “separation of service” with the Company and that, subject to certain exceptions, such payments may be delayed for a period of six months if Mr. Scott is deemed to be a “specified employee” at the time of his or her termination of employment, and provides that certain payments to Mr. Scott, including expense reimbursements, will be made only at times permissible without triggering tax penalties under Section 409A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise indicated below, the following table sets forth information known to us with respect to the beneficial ownership of our common stock as of February 19, 2009 by (i) all those known by us to own more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all directors and executive officers as a group:
	Beneficial Ownership
Name and Address(1)	Number of Shares(2)		Percent of Class

John B. Rush	350,403	(3)	1.9%
L. Michael Cutrer	347,861	(4)	1.9%
Troy A. Barring	—	(5)	*
Brett L. Scott	—	(6)	*
Wilfred E. Jaeger	10,288,209	(7)	52.3%
John M. Sabin	10,400	(8)	*
Richard A. Sandberg	12,198	(9)	*
Gary N. Wilner	15,200	(10)	*
Robert A. Toni	7,500	(11)	*
Roderick A. Young	10,000	(12)	*
All directors and executive officers as a group (8 persons)	10,693,910	(13)	53.3%
Three Arch Partners	10,278,209	(14)	52.3%
SF Capital Partners Ltd	2,390,228	(15)	12.7%
CHL Medical Partners	2,560,975	(16)	13.7%

*	Denotes less than 1%

(1)	Unless otherwise indicated, the business address of each stockholder is c/o North American Scientific, Inc., 20200 Sunburst Street, Chatsworth, California 91311.

(2)
This table is based upon information supplied by officers, directors, and principal stockholders of the Company and by Schedules 13D and 13G filed with the SEC. Except where indicated by footnote, and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all of their shares of common stock. Except with respect to 5% security holders, applicable percentages are based on 18,520,472 shares of common stock outstanding on February 19, 2009, adjusted as required. The information known to the Company with respect to each of the following’s beneficial ownership of common stock is as of February 19, 2009: John B. Rush, Wilfred E. Jaeger, John M. Sabin, Richard A. Sandberg, Gary N. Wilner, Robert A. Toni, Roderick A. Young, Troy A. Barring and Brett L. Scott.

(3)	Includes 349,403 shares subject to outstanding options that are exercisable within 60 days of February 19, 2009.

(4)
Includes 69,278 shares subject to outstanding options that are exercisable within 60 days of February 19, 2009. Also includes 10,717 shares owned by a trust over which the reporting person has shared voting and dispositive power with his spouse. Also includes 502 shares held in a trust for the reporting person’s sons. Mr. Cutrer’s employment terminated on May 31, 2008.

(5)	Mr. Barring’s employment terminated on October 24, 2008.

(6)	Mr. Scott’s employment commenced on August 11, 2008.

(7)
Includes 9,154,413 shares and warrants to purchase 1,123,796 shares that are exercisable within 60 days of February 19, 2009 held of record by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P. and 10,000 shares subject to outstanding options that are exercisable within 60 days of February 19, 2009 held by Dr. Jaeger. Dr. Jaeger, who serves as a member of the Board, is a managing member of Three Arch Management IV, L.L.C., or TAM IV, which is the general partner for Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger is also a managing member of TAC Management, L.L.C., or TAC MGT, which is the general partner for Three Arch Capital, L.P. and TAC Associates, L.P. TAM IV and TAC MGMT may be deemed to have sole power to vote these shares, Mark A. Wan, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, Dr. Jaeger, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, and Barclay Nicholson, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares. Dr. Jaeger disclaims beneficial ownership of shares held by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P., except to the extent of his pecuniary interest therein.

(8)	Includes 10,000 shares subject to outstanding options that are exercisable within 60 days of February 19, 2009.

(9)	Includes 10,000 shares subject to outstanding options that are exercisable within 60 days of February 19, 2009.

(10)	Includes 15,000 shares subject to outstanding options that are exercisable within 60 days of February 19, 2009.

(11)	Consists of shares subject to outstanding options that are exercisable within 60 days of February 19, 2009.

(12)	Consists of shares subject to outstanding options that are exercisable within 60 days of February 19, 2009.

(13)	Includes 411,903 shares subject to outstanding options and warrants to purchase 1,123,796 shares of our common stock, all of which are exercisable within 60 days of February 19, 2009.

(14)
Based on information set forth in a Schedule 13G filed with the SEC on February 10, 2009. Includes 9,154,413 shares and warrants to purchase 1,123,796 shares that are exercisable within 60 days of February 19, 2009 held of record by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P. Dr. Jaeger, who serves as a member of the Board, is a managing member of Three Arch Management IV, L.L.C., or TAM IV, which is the general partner for Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger is also a managing member of TAC Management, L.L.C., or TAC MGT, which is the general partner for Three Arch Capital, L.P. and TAC Associates, L.P. TAM IV and TAC MGMT may be deemed to have sole power to vote these shares, Mark A. Wan, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, Dr. Jaeger, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares, and Barclay Nicholson, a managing member of TAM IV and TAC MGMT, may be deemed to have sole power to vote these shares. Dr. Jaeger disclaims beneficial ownership of shares held by Three Arch Partners IV, L.P., Three Arch Associates IV, L.P., Three Arch Capital, L.P. and TAC Associates, L.P., except to the extent of his pecuniary interest therein. The principal address for Three Arch Partners is 3200 Alpine Road, Portola Valley, California 94028.

(15)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2008. Includes 2,032,520 shares and warrants to purchase 357,708 shares that are exercisable within 60 days of February 19, 2009 held of record by SF Capital Ltd. As of December 31, 2008, Michael A. Roth and Brian J. Stark have shared voting and investment power of 538,901 shares. The 538,901 shares are held directly by SF Capital Partners Ltd. or SF Capital. In addition, SF Capital Ltd. purchased 2,032,520 shares and received warrants to purchase 357,708 shares in the Private Placement in January 2008. Messrs Roth and Stark are the managing members of Stark Offshore Management LLC, or Stark Offshore, which acts as investment manager and has sole power to direct the management of SF Capital. Through Stark Offshore, Messrs. Roth and Stark possess voting and investment power over all of the shares. Messrs. Roth and Stark disclaim beneficial ownership of the shares. The principal address for SF Capital is 3600 South Lake Drive, St. Francis, Wisconsin 53235.

(16)
Based on information set forth in a Schedule 13G filed with the SEC on January 28, 2008. Includes 2,439,024 shares and warrants to purchase 121,951 shares that are exercisable within 60 days of February 19, 2009 Represents shares held by CHL Medical Partners III, L.P. and CHL Medical Partners III Side Fund, L.P. The principal address of CHL Medical Partners is 1055 Washington Boulevard, Stamford, Connecticut 06901.

Change in Control

On December 12, 2007, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Three Arch Partners IV, L.P. and affiliated funds (“Three Arch Partners”), SF Capital Partners Ltd. (“SF Capital”) and CHL Medical Partners III, L.P. and an affiliated fund (“CHL,” and together with Three Arch Partners and SF Capital, the “Investors”) providing for the private placement (the “Private Placement”) of 12,601,628 shares of common stock (the “Shares”), and warrants to purchase 630,081 shares of common stock (the “Warrants”) for a total purchase price of $15.5 million. Pursuant to the Securities Purchase Agreement, Three Arch Partners agreed to purchase 8,130,084 Shares and 406504 Warrants, SF Capital agreed to purchase 2,032,520 Shares and 101,626 Warrants, and CHL agreed to purchase 2,439,024 Shares and 121,951 Warrants.

On January 18, 2008, we completed the Private Placement. At the time of the closing of the Private Placement, Three Arch Partners owned 9,154,412 shares of the common stock, or approximately 49.5% of the outstanding common stock at the time, and the Investors owned in the aggregate 14,164,857 shares of the common stock, or approximately 76.6% of the outstanding common stock at the time. Thus, Three Arch Partners may be deemed to beneficially own a total of 9,871,704 shares of the common stock, or 51.4%, as of January 18, 2008, including shares issuable upon exercise of warrants held by Three Arch Partners, and the Investors may be deemed to beneficially own a total of 15,138,231 shares of the common stock, or 79.7%, as of January 18, 2008, including shares issuable upon exercise of warrants held by the Investors. The foregoing does not take into account the exercise or conversion of our other outstanding convertible or exercisable securities, which would have the effect of reducing the percentage beneficial ownership of Three Arch Partners and the Investors. Because of this high percentage of beneficial ownership, Three Arch Partners and the Investors may be able to control matters requiring the vote of stockholders, including the election of a portion of the Board of Directors and certain other significant corporate actions.

The consideration paid for the Shares and Warrants in the Private Placement, pursuant to the Securities Purchase Agreement, was $15.5 million, in the aggregate, with $10 million being paid by Three Arch Partners. To our knowledge, each of the Investors paid for the Shares and Warrants from its own funds, without the use of any bank loan proceeds.

Pursuant to the Securities Purchase Agreement, we agreed to decrease the number of members of our Board of Directors from nine members to seven members. Three Arch Partners was granted the right to nominate one member of the Board of Directors, so long as Three Arch Partners continues to beneficially own in excess of 1,000,000 shares of the common stock (including shares of common stock issuable upon exercise of the Warrants, and as appropriately adjusted for stock splits, stock dividends and recapitalizations). Two of the current members of the Board of Directors, Dr. Jaeger and Mr. Young, are affiliated with Three Arch Partners. Also, pursuant to the Securities Purchase Agreement, we agreed to add two new independent members with relevant industry experience to the Board of Directors.

Equity Compensation

The following table sets forth information about the Company’s equity compensation plans as of October 31, 2008:

Plan category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	2,455,911	$3.12	2,678,398	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	2,455,911	$3.12	2,678,398
(1)
Consists of the 1996 Stock Option Plan, as amended (the “1996 Plan”), the 2008 Non-Employee Directors’ Equity Compensation Plan (the “Directors Plan”), the 2006 Stock Plan (“2006 Plan”), the 2000 Employee Stock Purchase Plan (the “ESPP”), and a stand-alone grant outside of our 2006 Stock Plan.

(2)	Includes shares available for issuance under the ESPP. As of October 31, 2008 an aggregate of 21,257 shares of common stock were available for issuance under the ESPP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On February 17, 2006, we entered an exclusive license agreement with IdeaMatrix, Inc. (a company wholly owned by our former Vice President of New Product Development (Brachytherapy), Richard Terwilliger), for certain brachytherapy technology pertaining to needles and strands, used in the brachytherapy manufacturing process. This technology is critical to our SurTRAK line of products, sold in connection with our brachytherapy seeds. Under this exclusive license agreement, we paid $125,000 upon execution of the license agreement on February 17, 2006, and we are required to pay $125,000 per year over five years. There is no annual renewal fee or royalty arising out of this license. The term of this license expires upon the last expiring patent included in the license. As part of this license agreement, we have agreed to indemnify Mr. Terwilliger and IdeaMatrix, Inc. for claims arising from the licensed property, including the claim raised in the Worldwide Medical Technology lawsuit against Mr. Terwilliger and IdeaMatrix, Inc.

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

On December 7, 2007, we entered into a Loan Agreement (the “Three Arch Loan Agreement”) with Three Arch Capital, L.P., TAC Associates, L.P., Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. (the “Lenders”). The Lenders are, collectively, our largest stockholder, and Dr. Wilfred Jaeger and Roderick Young, two of our directors, are affiliates of the Lenders. The transaction contemplated by the Three Arch Loan Agreement was approved by a committee of our Board of Directors consisting only of disinterested directors. Under the Three Arch Loan Agreement, the Lenders loaned us $1.0 million and we issued notes to the Lenders (the “Notes”). The Notes bear interest at an annual rate equal to the prime rate plus six percent (6%) and are subordinated to our indebtedness to SVB and Agility Capital LLC. The Notes are due and payable on December 20, 2007, provided that if prior to December 20, 2007, SVB shall have extended the maturity date under its Loan and Security Agreement with us (the “SVB Loan Agreement”) until after December 20, 2007, then the Notes shall be due and payable on the earliest of (i) February 4, 2008, (ii) the close of our pending private investment public equity financing transaction (See Securities Purchase Agreement below), or (iii) the maturity date under the SVB Loan Agreement. In connection with the Loan Agreement, we have agreed to pay an aggregate of $20,000 as a loan fee to the Lenders and have granted the Lenders warrants to purchase, in the aggregate, 205,128 shares of our common stock at a purchase price of $1.95 per share. The loan and accrued interest were paid in full on January 24, 2008.

On December 12, 2007, we entered into a Securities Purchase Agreement with the Investors providing for the sale of 12,601,628 shares of our common stock and warrants to purchase 630,081 shares of common stock for a total purchase price of $15.5 million. As described above, Three Arch Partners is our largest stockholder. SF Capital also is one of our significant stockholders. This transaction was approved by a committee of our Board of Directors consisting only of disinterested directors.

Director Independence

Our securities are listed on The Nasdaq Capital Market and are governed by its listing standards.  Our Board of Directors has determined that the following four directors satisfy the current “independent director” standards established by Nasdaq Marketplace Rules: Mr. Sabin, Mr. Sandberg, Mr. Toni and Dr. Wilner.

The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.  Each member of the Audit Committee and Nominating and Corporate Governance Committee, respectively, meets the independence standards set forth in Nasdaq Marketplace Rule 4200(a)(15).  On the Compensation Committee, Mr. Young does not meet the independence standards set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by SingerLewak LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the fiscal years ended October 31, 2008 and 2007, respectively, and fees billed for other services rendered by SingerLewak LLP, PricewaterhouseCoopers LLP and Georges & Moore Accountancy Corporation during those periods.

Type of Fee	2008	2007
Audit Fees	$217,000	$268,000
Audit Related Fees	$23,000	$56,000
Tax Fees	$157,000	$119,000
All Other Fees	$—	$—
Total	$397,000	$443,000

Audit Fees. Includes fees for professional services rendered by SingerLewak LLP for the audit of our annual financial statements in our Form 10-K and reviews of quarterly interim financial statements included in our Form 10-Q. This category also includes fees for services that generally only the independent registered public accounting firm reasonably can provide to a company, such as procedures related to consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Includes fees for professional services rendered by SingerLewak LLP associated with assurance and related services traditionally performed by the independent registered public accounting firm and that are reasonably related to the performance of the audit or review of our financial statements This category includes fees related to assistance in financial due diligence related to issuance of debt and common stock, accounting consultations and consultations concerning financial accounting and reporting standards.

Tax Fees. Includes the fees for professional services rendered by PricewaterhouseCoopers, LLP in 2007 and 2008, and Georges & Moore Accountancy Corporation in 2008 for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of SingerLewak LLP in providing services to us for the fiscal year ended October 31, 2008 and has concluded that such services are compatible with their independence as our auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved all of the foregoing audit and other services provided by SingerLewak LLP in fiscal years 2008 and 2007, respectively.

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

NORTH AMERICAN SCIENTIFIC, INC.

/s/JOHN B. RUSH
February 27, 2009	By:	John B. Rush President and Chief Executive Officer