Form 10-Q
period 2009-01-31
NORTH AMERICAN SCIENTIFIC INC
filed 2009-03-23
CIK 949876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of March 19, 2009 was approximately 18,520,000 shares.

NORTH AMERICAN SCIENTIFIC, INC.

Index

		Page

Part I – Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of January 31, 2009 and October 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended
	January 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows for the three months ended
	January 31, 2009 and 2008	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

Part II – Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	57

	Signatures	58

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	January 31,	October 31,
	2009	2008
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$2,142	$2,256
Accounts receivable, net of reserves	2,052	1,907
Prepaid expenses and other current assets	331	758
Receivable from sale of assets (Note 3)	423	2,190
Assets held for sale	1,963	2,166
Total current assets	6,911	9,277
Equipment and leasehold improvements, net	344	298
Intangible assets, net	23	23
Other assets	4	4
Total assets	$7,282	$9,602

Liabilities and Stockholders’ Equity

Current liabilities
Line of credit, in default	$1,022	$—
Short-term portion of long-term debt, net of discount, in default	1,397	376
Accounts payable	1,741	1,732
Accrued expenses	2,316	3,118
Total current liabilities	6,476	5,226

Long-term debt, net of discount	—	988
Long-term severance liability	472	569

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares
issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized:
18,561,676 shares issued: and 18,520,472 shares outstanding as of January 31, 2009 and October 31, 2008, respectively	185	185
Additional paid-in capital	161,915	161,732
Treasury stock, at cost – 41,204 common shares as of January 31, 2009 and October 31, 2008	(227)	(227)
Accumulated deficit	(161,539)	(158,871)
Total stockholders’ equity	334	2,819
Total liabilities and stockholders’ equity	$7,282	$9,602

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended January 31,
	2009	2008

Operating expenses
Selling and marketing expenses	$231	$142
General and administrative expenses	1,161	1,882
Research and development	784	850
Total operating expenses	2,176	2,874

Loss from operations	(2,176)	(2,874)
Interest expense	76	1,132
Adjustment to fair value of derivatives	—	(311)
Interest income and other income, net	10	—

Loss before provision for income taxes	(2,242)	(4,317)
Provision for income taxes	—	—
Loss from continuing operations	(2,242)	(4,317)
Loss from discontinued operations	(426)	(78)
Net loss	$(2,668)	$(4,395)

Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.56)
Discontinued operations	(0.02)	(0.01)
Net loss per share	$(0.14)	$(0.57)

Weighted average number of shares outstanding-basic and diluted	18,520,472	7,660,226

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended January 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,668)	$(4,395)
Net loss from discontinued operations	(426)	(78)
Net loss from continuing operations	(2,242)	(4,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	24
Amortization of warrants and loan origination fees	20	895
Change in fair value of warrant derivative liability	—	311
Provision for doubtful accounts	12	35
Loss on sale of equipment	3	—
Share-based compensation expense	157	168
Changes in assets and liabilities, net of discontinued operations:
Accounts receivable	(157)	62
Prepaid expenses and other current assets	427	(32)
Accounts payable	93	(166)
Accrued expenses	(754)	152
Long-term severance	(97)	—
Net cash used in continuing operations	(2,452)	(2,868)
Net cash provided by (used in) discontinued operations	1,438	(309)
Net cash used in operating activities	(1,014)	(3,177)
Cash flows from investing activities:
Capital expenditures	(135)	(118)
Net cash used in investing activities	(135)	(118)
Cash flow from financing activities:
Repayment of long-term borrowings	(45)	—
Net proceeds from private placement of common stock and warrants	—	14,019
Proceeds from stock purchase plan	—	8
Proceeds from (payments on) line of credit	1,080	(3,323)
Net cash provided by financing activities	1,035	10,704
Net (decrease) increase in cash and cash equivalents	(114)	7,409
Cash and cash equivalents at beginning of period	2,256	609
Cash and cash equivalents at end of period	$2,142	$8,018

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH AMERICAN SCIENTIFIC, INC.
 Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)

NOTE 1—BASIS OF PRESENTATION, CONTINUED EXISTENCE, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, other than the condensed consolidated balance sheet at October 31, 2008, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the fiscal year ended October 31, 2008.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Continued Existence

The Company has incurred net losses of $2,668, $10,945, $20,998 and $17,130 for the three months ended January 31, 2009 and for the years ended October 31, 2008, 2007 and 2006, respectively, and has used cash in operations of $1,014, $12,015, $12,318 and $15,921 for the three months ended January 31, 2009 and for the years ended October 31, 2008, 2007 and 2006, respectively.  As of January 31, 2009, the Company had an accumulated deficit of $161,539, cash and cash equivalents of $2,142, working capital of $435, and $2,535 of interest-bearing debt.

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

On March 11, 2009, in response to the Company’s current financial condition, current business prospects, and to effect other arrangements surrounding the sale of its Prostate Brachytherapy Product Line (See Note 3), the Company filed voluntary petitions in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Proceeding”).  See Note 11 for further information about the Chapter 11 Proceeding.

Following the filing of the Chapter 11 Proceeding, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. The Company has not finalized any plans of reorganization or restructuring, although it is anticipated that any such plans will change the amounts reported in the accompanying condensed consolidated financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA’s Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  SOP 90-7 requires, under certain circumstances, that entities adopt fresh-start reporting upon emergence from Chapter 11 reorganization. Fresh-start reporting involves allocating the reorganization value of the entity (which generally approximates fair value) to the entity’s assets and liabilities. SOP 90-7 also requires the debtor to segregate pre-petition liabilities that are subject to compromise and identify all transactions and events that are directly associated with the reorganization of the debtor.  A portion of the liabilities recorded at January 31, 2009 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured debt. We expect to sell our prostate brachytherapy business and our breast brachytherapy business through Chapter 11 Proceeding and if we do so we will have no remaining assets to continue in business. We expect all proceeds from sale of such business to be used to pay creditors.

Significant Accounting Policies

Use of Estimates

In the normal course of preparing the financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Significant areas for which management evaluates its estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of deferred income taxes, tax contingencies, long-lived and intangible assets and share-based compensation.  Actual results could differ from those amounts.

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

Long-Lived Assets

In accordance with Statement of Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Derivative Liabilities

The Company issued warrants in connection with its borrowing activities that included an uncertain purchase price. The Company evaluated the warrants under SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force Issue 00-19 – “Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock” and determined the warrants should be accounted for as derivative liabilities at estimated fair value, and marked-to-market at subsequent measurement dates. The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative liabilities at each measurement date. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. The fluctuations in estimated fair value are recorded as Adjustments to Fair Value of Derivatives in the Statement of Operations. On December 12, 2007, the uncertain purchase price became certain, and the fair value of the derivatives were reclassified from liabilities to equity. See further discussion in Note 7 - Borrowings.

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

Income Taxes and Uncertain Tax Positions

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recorded a 100% valuation allowance against its deferred tax assets until such time that becomes more likely than not that the Company will realize the benefits of its deferred tax assets. On November 1, 2007, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (FIN 48). See Note 2 – Income Taxes.

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

On March 16, 2006, the Company granted a total of 130,100 stock options to its employees that contain certain market conditions (“2006 Premium Price Awards”). The 2006 Premium Price Awards are, to the extent provided by law, incentive stock options that have an exercise price of $16.75 per share, which is equal to 159% of the fair market value of the Company’s common stock on the grant date. The 2006 Premium Price Awards also include a condition that provides that such stock options will only vest if the closing price of the Company's common stock is equal to or greater than $16.75 on each day over any consecutive four month period beginning on any date after the date of grant and ending no later than the third anniversary of the date of grant. The 2006 Premium Price Awards were cancelled on November 17, 2008 for failure to achieve the required market condition.

On February 15, 2008, the Company’s Board of Directors approved, subject to the approval of the Company’s stockholders, a plan to reprice certain existing employee stock options at $2.05 per share, the closing price of the Company’s common stock on February 15, 2008. The 2006 Premium Price Awards were re-priced to $3.25 per share, which is equal to 159% of the re-priced fair value of the Company’s common stock. In addition, the Company’s Board of Directors also approved, subject to the approval of the Company’s stockholders, a plan to exchange options held by directors of the Company for a one-time stock option grant at $2.10 per share, the closing price of the Company’s stock on February 13, 2008. The Company’s stockholders approved both the employee stock option re-pricing plan and the director exchange plan at the annual meeting held on April 29, 2008. (See Note 8 – Stockholders’ Equity for further discussion). The Company recorded the re-pricing of the employee stock options and the exchange of the directors’ stock options in accordance the guidance in SFAS 123(R), Paragraph 51 “Modifications of Awards of Equity Instruments.” Pursuant to this guidance, the measurement date can precede the stockholders’ approval date when stockholder approval is considered to be a formality. The Company set the measurement date at the Board of Director’s approval date. The re-pricing exercise of employee stock options generated $332 incremental share-based compensation for un-vested and re-priced stock options, which is being recognized over the vesting period of the new employee stock options. The exchange of options held by directors of the Company generated $166 incremental share-based compensation for un-vested and exchanged options, which is being recognized over the three-year vesting period of the newly issued director stock options.

Share-based compensation expense related to stock options and employee stock purchases, including the amortized portion of the incremental share-based compensation for the re-priced employee stock options and the exchanged director stock options was $157 and $168 for the three months ended January 31, 2009 and 2008, respectively, and was recorded in the financial statements as a component of general and administrative expense. . In addition, $26 of share-based compensation expense has been included as a component of the loss from discontinued operations for the three months ended January 31, 2009.

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate. For purposes of financial statement presentation, the estimated fair values of the options are amortized over the options’ vesting periods.

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

Stock options to purchase 2,453,023 common shares and 1,156,456 common shares for the three months ended January 31, 2009 and 2008, respectively, and warrants to purchase 3,106,191 common shares and 3,006,854 common shares for the three months ended January 31, 2009 and 2008, respectively, were not included in the computation of diluted loss per share for those years because their effect would have been anti-dilutive.

Research and Development Costs

Research and development ("R&D") expenses are comprised primarily of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead, occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies which have no alternative future use. Research and development costs are expensed as incurred.

Significant Concentrations

As of January 31, 2009, there was one customer that made up more than 10% of revenues for the quarter, and one customer compromised more than 10% of accounts receivable.  As of January 31, 2009, four suppliers made up more than 10% of purchases for the quarter and two suppliers that individually comprised more than 10% of accounts payable.

Diversification of Credit Risk

The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are not collateralized. The Company's policy is to invest its cash with highly rated financial institutions in order to limit the amount of credit exposure. As of January 31, 2009, $2,042 of the Company’s cash balance was in excess of the federally insured limit.

The Company extends differing levels of credit to customers, does not require collateral, and maintains reserves for potential credit losses based upon the collectibility of accounts receivable. The Company monitors the credit worthiness of its customers and makes provision whenever there are indications of potential credit losses.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On November 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

The fair value hierarchy described by the standard is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Effective November 1, 2008, the Company adopted Financial Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3), which was issued on October 10, 2008. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The adoption of FSP SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”, (“EITF Issue 06-11”). Beginning January 1, 2008, the Company adopted EITF Issue 06-11. In accordance with the EITF Issue, the Company records a credit to additional paid-in capital for tax deductions resulting from a dividend payment on non-vested share awards the Company expects to vest. The adoption of EITF Issue 06-11 did not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in EITF 03-6-1. Early application of EITF 03-6-1 is prohibited. The Company is currently evaluating the impact EITF 03-6-1 will have on its consolidated financial statements.

NOTE 2 – INCOME TAXES

FIN48 adoption

On November 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company reduced the liability for net unrecognized tax benefits, classified in other assets and accrued liabilities, by $152 and $440, respectively, and accounted for this as a cumulative effect of a change in accounting principle that was recorded as an increase to retained deficit. In implementing FIN 48, the Company has classified $120 as current income taxes payable, and, reduced to zero, both its short-term and long-term income tax receivable and long-term income tax payable. At January 31, 2009, the $120 current income tax reserve remained unchanged and is included in Accrued Expenses on the accompanying condensed consolidated balance sheet.

Upon adoption of FIN 48, the Company recognizes interest expense and penalty within Interest and Other Expenses and penalties within General and Administrative expenses accrued on unrecognized tax benefits. As of the date of adoption of FIN 48, the Company had accrued a nominal amount for interest and penalties, and there was not a material change to this amount as of January 31, 2009.

Recognition of any portion of the unrecognized tax benefits arising from the Company’s uncertain tax position would not have a significant effect on the Company’s effective tax rate.

The Company files tax returns in the U.S on a federal basis and in a number of U.S. state jurisdictions. The Company is subject to examination of its tax returns by these jurisdictions, and is subject to challenges of tax liability by other jurisdictions in which the Company currently does not file tax returns. The Company believes it is subject to challenges by the taxing jurisdiction in which it files for tax years from 2004 through 2008, and for other taxing jurisdictions for any periods for which the statute of limitations has not expired. The Company does not expect any significant changes to the amount of its unrecognized tax benefits within the next twelve months.

As of October 31, 2007, the Company had generated approximately $141,367 and $116,000 of Federal and state Net Operating Loss Carry-forwards (“NOL”), respectively, and $4,813 of Federal Research & Development Credits (“R&D Credits”) through its recurring operating losses, and its acquisitions of Theseus Corporation in 2000 and NOMOS Corporation in 2004. The tax effect of the Federal and state NOL and R&D Credits have been carried as a component of its deferred tax assets, and completely offset by a valuation allowance. The Federal NOL and R&D Credits are subject to certain statutory limitations, imposed upon a change of control, which reduce the value of the Federal NOL and R&D Credits that can be used to offset future income under Internal Revenue Service Code Section 382 and Section 383, collectively the “Code”. As a result of the Company’s January 2008 PIPE transaction (See Note 8—Stockholders’ Equity) the Company has experienced a change in ownership as defined by the Code. Federal statutory limitations under the sections are generally accepted as limitations by the states in which the Company currently files state returns. The effect of the change of ownership has been to reduce to $10,199 the combined statutory limit on the Federal and State NOL and R&D Credits available to the Company, as determined under the Code. Based on its effective tax rate 40%, the Company recorded a $59,921 decrease to its deferred tax assets and its valuation allowance at January 31, 2008 as a result of the limitation.

NOTE 3 - DISCONTINUED OPERATIONS

Brachytherapy Product Lines

On February 11, 2009, the Company entered into an Asset Purchase Agreement and Management Agreement relating to the sale of its prostate brachytherapy product line to Best Theratronics, Ltd. (“Best”) for $5,000, collectively, the “February 11 Agreements”.  On February 26, 2009, Best terminated the February 11 Agreements in accordance with their terms.  On March 11, 2009, in connection with the Company’s Chapter 11 Proceeding (See Notes 1 and 11), the Company entered into a new Asset Purchase Agreement with Best for the sale its prostate brachytherapy product line for $2,500.   The sale is subject to the Chapter 11 Proceeding process and the approval of the Bankruptcy Court, and currently is expected to close in April 2009. We also expect to sell the ClearPath product line through the Chapter 11 Proceeding.  We have received an Asset Purchase Agreement for the sale of such business from a buyer. We expect the buyer to continue supporting such product line. The Asset Purchase Agreement for the prostate brachytherapy product line provides for the transfer of inventory, certain fixed assets and intellectual property with a carrying value of approximately $1,963 to Best in return for a purchase price of $2,500, which is to be paid $1,500 at closing and $1,000 in installments over the 12 month period following the closing.

Assets of discontinued operations on the Company’s Condensed Consolidated Balance Sheets related to the prostate brachytherapy product line consist of the following:

	January 31, 2009	October 31, 2008

Inventory	$705	$796
Installment receivable	46	57
Prepaid expenses	107	158
Accrued decommissioning liability	(34)	(34)
Fixed assets, net of accumulated depreciation of $3,875 and 3,751, respectively	1,070	1,114
Intellectual property, net of accumulated amortization of $205 and $198, respectively	69	75
	$1,963	$2,166

The assets of discontinued operations are recorded at the lesser of cost or net realizable value. No significant changes have occurred in their valuation, and the Company has determined that there was no impairment to their carrying value prior to the sale.

Non-Therapeutic Product Line

On August 29, 2008, the Company entered into an agreement relating to the sale of its non-therapeutic product line to Eckert & Ziegler Isotope Products, Inc. (“EZIP”). The sale was completed on September 5, 2008. The Company expects its departure from the non-therapeutic business will allow it to concentrate on its core business of brachytherapy products and to provide necessary working capital. The agreement for the sale transferred inventory, certain fixed assets and intellectual property with a carrying value of $605 to EZIP in return for a purchase price of up to $6,000, which was paid $3,000 at closing and a promissory note for $2,000, which was collected in January 2009. An additional $1,000 may be paid to the Company in September 2009, upon the achievement of certain sales-based milestones measured during the 12 month period beginning at the date of the sale. Based on available evidence at January 31, 2009, EZIP has achieved 41.8% of the target sales, and as a result, the Company has recorded $151 as part of the $4,502 gain on disposition of its non-therapeutic product line for the year ended October 31, 2008, and an additional $267 for the three months ended January 31, 2009. The milestone receivable of $418, plus $5 for continued web site support in accordance with the terms of the purchase and sale agreement are recorded as a Receivable from Sale of Assets on the Balance Sheet at January 31, 2009. The balance owed on the promissory note due January 2009 and the milestone receivable, along with $39 arising from a transitional arrangement for EZIP to use the Company’s facility and computer support through October 31, 2008, are recorded as a Receivable from Sale of Assets on the Balance Sheet at October 31, 2008. The promissory note was paid in full in January 2009. The Company believes the collection of the sales-based milestone receivable is probable since the sales agreement requires payment by EZIP for percentage milestones achieved. The breakdown of the gain on disposition is as follows:

Cash received at closing	$3,000
Promissory note due January 2009	2,000
Milestone receivable due September 2009	418
Purchase price as recorded	$5,418
Less:
Book value of assets sold	605
Expenses incurred	44
Gain on disposition	$4,769

The gain on sale of disposal is recorded as an element of income (loss) from discontinued operations, with $4,502 recognized in the year ended October 31, 2008, and $267recognized in the three months ended January 31, 2009. The balance owed on the promissory note due January 2009 and the milestone receivable, along with $39 arising from a transitional arrangement for EZIP to use the Company’s facility and computer support through October 31, 2008, are recorded as a Receivable from Sale of Assets on the Balance Sheet at October 31, 2008. The promissory note was paid in full in January 2009. The milesone receivable of $418, plus $5 for continued web site support in accordance with the terms of the purchase and sale agreement are recorded as a Receivable from Sale of Assets on the Balance Sheet at January 31, 2009.

There were no assets held for sale at October 31, 2008 or January 31, 2009 related to the sale of the non-therapeutic product line.

NOMOS

On August 3, 2007, the Company announced its intent to divest its NOMOS Radiation Oncology business (“NOMOS”), which develops and markets IMRT/IGRT products used during external beam radiation therapy for the treatment of cancer. The Company expects that the divestiture of NOMOS will allow it to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer.  The Company executed a purchase and sale agreement with Best Medical International, Inc. to purchase certain assets and to assume certain liabilities of NOMOS, with a carrying value of $489 at September 17, 2007 for $500. The Company incurred $464 in legal and other closing costs in connection with the sale. In connection with the divestiture of NOMOS, the Company determined that the carrying value of the NOMOS assets held for sale at July 31, 2007 exceeded their fair value, as determined by estimated future cash flows, and therefore, recorded a $6,654 charge for the impairment of its net assets. The sale was completed on September 17, 2007. These amounts were recorded as part of the loss from discontinued operations for the year ended October 31, 2007.

At January 31, 2009 and October 31, 2008, the Company has included in its Accounts Payable and Accrued Liabilities on its Balance Sheet $410 and $422, respectively, of retained obligations to its vendors, customers and former employees of the NOMOS operation, to be paid in accordance with their terms.

Summarized statement of earnings data for discontinued operations are as follows for the three months ended (in thousands):

	January 31, 2009	January 31, 2008

Net revenue:
Prostate Brachytherapy Product Line	$3,161	$3,466
Non-Therapeutic Product Line	7	871
NOMOS	—	—
	$3,168	$4,337

Income (loss) from discontinued operations before income tax benefit:
Gain (loss) on disposal:
Non-Therapeutic Product Line	$267	$—
Discontinued operations:
Prostate Brachytherapy Product Line	(671)	(329)
Non-Therapeutic Product Line	(22)	314
NOMOS	—	(63)
Income tax benefit, net of reserve	—	—
Loss from discontinued operations	$(426)	$(78)
Loss from discontinued operations, per share	$(0.23)	$(0.01)

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	January 31, 2009	October 31, 2008
Accounts receivable - trade	$2,160	$2,086
Less: allowance for doubtful accounts	(108)	(179)
	$2,052	$1,907

The provision for doubtful accounts was $12 and $35 for the three months ended January 31, 2009 and 2008, respectively.

NOTE 5—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:
	January 31, 2009	October 31, 2008
Furniture, fixtures and equipment	$1,170	$1,694
Leasehold improvements	3	3
	1,173	1,697
Less: accumulated depreciation	(829)	(1,399)
	$344	$298

Depreciation expense was $86 and $24 for the three months ended January 31, 2009 and 2008, respectively.

NOTE 6- ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):
	January 31, 2009	October 31, 2008

Payroll	$143	$277
Bonus	—	223
Severance	483	523
Vacation	395	390
Commission	68	80
Customer Deposits	290	319
Vendor Payments	388	570
Site Decommissioning Costs	180	252
Professional Fees	144	294
Income Taxes	120	120
Other	105	70

	$2,316	$3,118

On March 19, 2008 (the “Effective Date”), the Company reached agreement with its former Vice-President of New Product Development (“VP”) to sever his employment. Pursuant to the terms of the severance agreement, the Company will continue to pay $168 annual salary in bi-weekly installments for 18 months, beginning on the Effective Date. In further consideration, the Company agreed to pay medical, dental and vision benefits during the same period. The Company will continue to cover legal costs relating to certain ongoing litigation for the VP as previously determined under his employment agreement.

In addition, the Company reached agreement with its former Chief Technology Officer (“CTO”) to sever his employment, effective May 31, 2008. Pursuant to the terms of its employment agreement with the CTO, the Company will pay 36 equal monthly installments of $28 in salary continuation beginning June 1, 2008. Also, in May 2008, the Company reached agreement with its former Vice-President of Technical Development to sever his employment. Pursuant to the terms of the severance agreement, the Company paid $57 as salary continuation, plus medical benefits during the first quarter of 2009.

Relating to these agreements, the Company incurred $1,411 included as severance expense on the Consolidated Statement of Operations for the year ended October 31, 2008, and has accrued the remaining costs relating to this agreement and the amount is included in Accrued Expenses and Long-Term Severance on the Consolidated Balance Sheets at January 31, 2009 and October 31, 2008.

NOTE 7 – BORROWINGS

The borrowings were $2,419, net of discount at January 31, 2009, and $1,364, net of discount at October 31, 2008, consisting of a loan and a line of credit with a bank. Borrowing activities for the three months ended January 31, 2009 are as follows:

	October 31,			January 31,
	2008	Borrowings	Repayments	2009
Silicon Valley Bank -
Line of credit	$—	$3,988	$(2,908)	$1,080
Short-term portion of long-term debt	455	1,044	(45)	1,454

Total borrowings	455	5,032	(2,953)	2,534
Less Unamortized loan discount fees	(79)	(57)	21	(115)
Total short-term borrowings	$376	$4,975	$(2,932)	$2,419
Long-Term Borrowings:
Growth Capital Loan	1,045	—	(1,045)	—
Less Unamortized loan discount fees	(57)	—	57	—
Total long-term borrowings	$988	$—	(988)	$—

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

On November 20, 2007, the Company entered into a Seventh Amendment and Forbearance to its Loan Agreement (the “Seventh Amendment”) with the Bank. The Seventh Amendment includes: (i) an extension of the maturity date of the Loan Agreement to December 20, 2007, and an extension of the maturity date of the Bridge Loan Sub-limit to the earlier of December 20, 2007 or the date the Company closes a private investment public equity transaction, and (ii) a forbearance by the Bank from exercising its rights and remedies against the Company, until such time as the Bank determines in its discretion to cease such forbearance, due to the defaults under the Loan Agreement resulting from the Company failing to comply with the tangible net worth covenant in the Loan Agreement as of July 31, 2007, August 31, 2007 and September 30, 2007. In connection with the Seventh Amendment, the Company granted a warrant to the Bank to purchase 18,181 shares of the Company’s common stock, at a warrant price of $2.75 per share, which is equal to the closing price of the Company’s common stock on November 20, 2007, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares is subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $31 using the Black-Scholes model incorporating the following assumptions:

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

In connection with the Ninth Amendment, the Company granted a warrant to the Bank to purchase 99,337 shares of the Company’s common stock as determined by dividing the warrant price of $150 by the $1.51 warrant price per share, which is equal to the closing price of the Company’s common stock on May 19, 2008, the date the Company’s Board of Directors approved the issuance of this warrant. The number of shares is subject to adjustment as provided by the terms of the warrant. The warrant will expire in five years unless previously exercised. The Company calculated the fair value of the warrant on the date of grant to be $118 using the Black-Scholes model incorporating the following assumptions:

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

At January 31, 2009, the Company was not in compliance with the Minimum Tangible Net Worth covenant on the Loan Agreement, and as a result, in February 2009, the Bank withdrew the ability of the Company to draw the second installment on the Growth Capital Line of $1,500 which was to be drawn by March 31, 2009, and has withdrawn access to any further borrowings on the revolving line of credit.  Also, in accordance with the terms of the Loan Agreement, the Company was required to surrender its cash receipts from accounts receivable to pay back the amounts outstanding on the revolving line of credit. See Note 11 Subsequent Events for further information.

NOTE 8—STOCKHOLDERS' EQUITY

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

Stock Options

The Company's 1996 Stock Option Plan ("1996 Plan"), as amended April 6, 2001, provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices equal to the fair market value of the Company's stock on the date of grant. Options vest in accordance with their terms over periods up to four years and expire ten years from the date of grant. The 1996 Plan expired on April 1, 2006. As of January 31, 2009, options underlying 68,519 shares of common stock were outstanding under the 1996 Plan.

On May 3, 2006, the Company’s stockholders approved the North American Scientific, Inc. 2006 Stock Plan (“2006 Plan”). Under the 2006 Plan, the Company may issue up to 340,000 shares, plus any shares from the 1996 Plan that are subsequently terminated, expire unexercised or forfeited, to employees of the Company through incentive stock options, non-qualified options, stock appreciation rights, restricted stock and restricted stock units. Since its inception, 490,717 shares have been transferred into the 2006 Plan from the 1996 Plan. On April 29, 2008, the Company’s stockholders approved the adoption of Amendment No. 1 to the 2006 Plan (the “Amendment”) to (i) increase by 2,000,000 shares the number of shares available to be issued under the 2006 Plan, (ii) increase by 35,000 the maximum number of shares under the Plan that may be granted in any one fiscal year to an individual participant from 60,000 to 95,000 and (iii) increase by 35,000 the maximum number of shares under the Plan, in connection with a participant’s initial service, such participant may be granted from 60,000 to 95,000 that will not count against the limit set forth in (ii) above. The exercise price of an option is equal to the fair market value of the Company’s stock on the date of the grant. As of January 31, 2009, options underlying 1,404,168 shares of common stock were available for grant in the 2006 Plan.

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

The following table summarizes the re-pricing activity approved by the Board of Directors and stockholders as of January 31, 2009:

	Employee Options Cancelled and Re-priced				Re- priced Options Granted
Plan	Shares	Range of Exercise Price			Shares	Weighted Avg. Exercise Price
1996 Plan	179,060	$11.15	—	$83.75	41,595	$2.05
Premium Price	49,900	16.75	—	16.75	22,658	3.25
2006 Plan	222,892	4.65	—	5.80	231,004	2.05
CEO Options	240,000	5.80	—	5.80	240,000	2.05
	691,852	$4.65		$83.75	535,257	$2.05

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

At January 31, 2009, a total of 2,698,871 shares of the Company’s common stock were reserved for issuance. The following table summarizes stock option activity for both plans:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Exercise Price
Balance at October 31, 2006	357,000	687,661	$0.15 - $122.70
Granted	(492,894)	492,894	$4.65 - $6.15
Forfeited and expired	296,255	(279,132)	$3.50 - $122.70
Exercised	—	—	—
Additional shares reserved	240,000	—	—

Balance at October 31, 2007	400,361	901,423	$0.15 - $117.50
Granted	(1,957,480)	1,957,480	$0.30 - $2.10
Forfeited and expired	262,797	(373,397)	$1.40 -$117.50
Exercised	—	—	—
Additional shares reserved	3,921,868	—	—
Shares cancelled for re-pricing	691,852	(691,852)	$4.65 – $83.75
Shares cancelled for exchange	68,000	(68,000)	$6.15 – $44.00
Shares issued for re-pricing	(535,257)	535,257	$2.05 – $3.25
Shares issued in exchange	(195,000)	195,000	$2.10

Balance at October 31, 2008	2,657,141	2,455,911	$0.15 - $83.75
Granted	(20,000)	20,000	$0.27
Forfeited and expired	61,730	(61,730)	$1.40 - $16.75
Exercised	—	—	—

Balance at January 31, 2009	2,698,871	2,414,181	$0.15 - $83.75

There were 618,321, 333,969, options, 333,904 options and 375,733  options  exercisable with weighted average exercise prices of $13.78, $13.78, $34.70 and $42.85 at January 31, 2009, October 31, 2008, October 31, 2007 and 2006, respectively.

The following table summarizes options outstanding at January 31, 2009 and the related weighted average exercise price and remaining contractual life information:

	Employee Options Outstanding			Employee Options Exercisa ble
Range of Exercise Prices	Shares	Weighted A vg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.15 - $1.35	528,413	7.93	$0.79	26,816	$0.97
$1.40 - $1.40	926,530	8.96	$1.40	231,630	$1.40
$1.60 - $2.05	665,445	7.67	$1.87	215,832	$1.97
$2.10- $44.00	273,913	2.73	$10.56	124,163	$20.61
$83.75 - $83.75	19,880	1.32	$83.75	19,880	$83.75
	2,414,181			618,321

The average fair value for accounting purposes of options granted was $0.85 and $3.14 for the years ended October 31, 2008 and 2007, respectively, and $0.20 for the three months ended January 31, 2009.

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of January 31, 2009 and October 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)	Intrinsic Value (in whole $)
As of October 31, 2008:
Employee Options Outstanding	2,455,911	$3.12	7.77	$140
Employee Options Expected to Vest	2,121,942	$10.46	6.61	$—
Employee Options Exercisable	333,969	$13.78	6.22	$140

As of January 31, 2009:
Employee Options Outstanding	2,414,181	$3.12	7.61	$140
Employee Options Expected to Vest	1,795,860	$5.51	7.61	$—
Employee Options Exercisable	618,321	$8.08	7.11	$140

As of January 31, 2009, there was $1,893 of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under share-based compensation plans using the fair value method of SFAS 123 (R).  As of January 31, 2009, the cost was expected to be recognized over a weighted average period of 4 years, using the straight line method.

Fair Value Disclosures

The Company calculated the fair value of each option grant on the respective date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123(R) using the following assumptions:

	Three Months Ended January 31,	Year Ended October 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	99%	72%	61%
Risk-free interest rate	1.8%	3.4%	4.8%
Expected life	5 years	5 years	5 years

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

Employee Stock Purchase Plan

In March 2000, the Board of Directors authorized an Employee Stock Purchase Plan (the “ESPP") under which 60,000 shares of the Company's common stock are reserved for issuance. Eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. For the years ended October 31, 2008, 2007 and 2006, the shares issued under the ESPP were 21,455, 30,816 and 19,296 shares, respectively. There were no shares issued under the ESPP for the three months ended January 31, 2009.  At January 31, 2009, October 31, 2008 and 2007, 21,527, 21,257 and 43,951 shares were available for issuance under the ESPP, respectively.

Common Stock Repurchase Program

In October 2001, the Board of Directors authorized a stock repurchase program to acquire up to $10,000 of the Company's common stock in the open market at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase of shares may be interrupted or discontinued at any time. As of January 31, 2009 and October 31, 2008, a cumulative total of 23,399 shares had been repurchased by the Company at a cost of $227, and are reflected as Treasury Stock on the Balance Sheet at the respective dates.

NOTE  9—COMMITMENTS AND CONTINGENCIES

Contract Commitments

As of January 31, 2009, the Company has entered into purchase commitments of $52 to suppliers under blanket purchase orders. The blanket purchase orders expire when the designated quantities have been purchased.

Lease Commitments

The Company leases facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index. Total rent expense for the three months ended January 31, 2009 and 2008 was $111 and $93, respectively.

Related Parties and License Agreements

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

Litigation

In November 2005, we were served with a complaint filed in U.S. District Court in Hartford, Connecticut by World Wide Medical Technologies (WWMT). WWMT’s six count complaint alleges breach of a confidentiality agreement, fraud, patent infringement, wrongful interference with contractual relations, violation of the Connecticut Uniform Trade Secrets Act, and violation of the Connecticut Unfair Practices Act. WWMT alleges that we fraudulently obtained WWMT’s confidential information during negotiations to purchase WWMT in 2004 and that once we acquired that information, we allegedly learned that Richard Terwilliger, (our former Vice President of New Product Development) owned certain patent rights and that we began trying to inappropriately gain property rights by hiring him away from WWMT. We were served with this matter at approximately the same time Mr. Terwilliger was served with a lawsuit in state court and with an application seeking a preliminary injunction declaring plaintiffs to be the sole owners of the intellectual property at issue and preventing Mr. Terwilliger from effectively serving as our Vice President of New Product Development. We have agreed to defend Mr. Terwilliger. We have moved the state court claim against Mr. Terwilliger to federal court and the cases have been consolidated. The defendants have answered both complaints and discovery has commenced in each matter. In April 2006, WWMT had its hearing for a preliminary injunction against Mr. Terwilliger heard in U.S. District Court. Plaintiffs abandoned that portion of their application for preliminary injunction that was based on an alleged misappropriation of trade secrets shortly before the hearing. On August 30, 2006, Magistrate Judge Donna Martinez issued a ruling ordering that what remained of plaintiffs' motion be denied.  Specifically, the Magistrate Judge found that plaintiffs do not have a reasonable likelihood of success on the merits of their claim for declaratory judgment that some or all of plaintiffs are the sole owners of the intellectual property at issues, and she further found that there do not exist sufficiently serious questions going to the merits of that claim to make them a fair ground for litigation.  On March 12, 2007, the Court administratively dismissed the action. On or about April 30, 2007, the parties filed a Joint Motion to Reopen the Case after Administrative Dismissal, which the court subsequently denied without prejudice. The parties re-filed the Joint Motion to Reopen the Case, and the Court issued an order reopening the case on July 3, 2008. On August 22, 2008, the Court set a scheduling order in this matter. On September 24, 2008, plaintiffs filed a Motion for an Extension of Time to File a Motion For Leave to Amend.  Subsequently, on September 29, 2008, plaintiffs filed a Motion for Leave to Amend the Complaint, seeking to add additional claims to the action and remove other claims.  On December 5, 2008, the Court denied both of plaintiffs’ motions, and ordered plaintiffs to file a request to dismiss any claims they intend to withdraw voluntarily by December 22, 2008. On December 19, 2008, the plaintiffs filed a Motion to Withdraw and Narrow claims, seeking to withdraw their claims for misappropriation of trade secrets against the defendants for certain time periods without prejudice. On January 12, 2009, the defendants filed an opposition to that motion asserting that the misappropriation of trade secret claim against the defendants should be dismissed with prejudice. On March 3, 2009, the defendants filed a motion for summary judgment on all claims pending in the motion. On March 11, 2009, the Company filed for protection under Chapter 11 of the U. S. Bankruptcy laws, and on March 20, 2009 the Court Stayed the Case for ninety days and denied all pending motions without prejudice to refiling at the Conclusion of the Stay. We deny liability and intend to vigorously defend this litigation as it progresses.

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

On February 13, 2009, the Company was served a lawsuit by Core Oncology, Inc., a Washington corporation, alleging that the Company breached the terms of a supply agreement. On February 27, 2009, Plaintiff filed a motion for a preliminary injunction seeking to enjoin the proposed transaction with Best Theratronics, Ltd. The deadline to respond to the complaint and oppose the motion for a preliminary injunction was March 16, 2009. The Chapter 11 Proceeding has effected an automatic Stay in the Proceeding. The Company intends to vigorously defend itself with respect to this matter.

 The Company is also subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 10—NASDAQ LISTING

On March 23, 2009, the Company’s stock was suspended from trading on NASDAQ. See Note 11 for further information.

NOTE 11—SUBSEQUENT EVENTS

Chapter 11 Voluntary Bankruptcy Filing

On March 11, 2009, in response to the Company’s current financial condition, the reduced borrowing capabilities under its Loan Agreement (See Note 7), current business prospects, and to effect other arrangements surrounding the sale of its Prostate Brachytherapy Product Line (See Note 3), the Company filed the Chapter 11 Proceeding.  It is anticipated that the Chapter 11 Proceeding will result in the Bankruptcy Court’s approval of the sale of the Prostate Brachtherapy Product Line and the potential sale of the assets of the ClearPath breast brachytherapy product line.

Part of the Chapter 11 Proceeding is an agreement with the Company’s Bank (See Note 7) to allow the use of cash collateral on an interim basis.  Because the Company was in default of its loan covenants at January 31, 2009, in February 2009, the Bank exercised its rights under the Loan Agreement to require the Company to surrender its cash receipts from accounts receivable collections to repay outstanding amounts under the Loan Agreement. Commencing with the March 11, 2009 bankruptcy petition, the Bank has agreed to allow the Company to retain its accounts receivable collections as a source of working capital to be used for defined purposes in the operation of its affairs.  When the sale of the Company’s Prostate Brachytherapy Product Line closes (see Note 3), $1,400 of the $1,500 payment at closing will be used to repay amounts outstanding under the Loan Agreement.  Thereafter, monthly payments of $83 will be made to the Bank until the debt is fully satisfied.

Debtor In Possession Loan

Also on March 11, 2009, as part of the Chapter 11 Proceeding, the Company and Portola Medical, a portfolio company of Three Arch Partners, a related party to the Company, agreed to a $1,000 Debtor In Possession (“DIP”) loan to allow the Company a short-term source of working capital as it conducts its ongoing operations, proceeds with the sale of its business units and completes its Chapter 11 Proceeding.  The DIP loan carries an interest rate of 12% per annum, with interest payable monthly.

NASDAQ Delisting Notice

On March 12, 2009, the Company received a notice from NASDAQ indicating that due to the filing of Chapter 11 Proceeding on March 11, 2009, NASDAQ had determined that, in accordance with the discretionary authority of the staff of NASDAQ pursuant to Marketplace Rule 4300 and IM-4300, the Company’s securities will be suspended from trading on NASDAQ at the opening of business on March 23, 2009.  The Company expects its securities to be delisted from NASDAQ on or about April 16, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “projections”, and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the Securities and Exchange Commission (“SEC”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements. All amounts are in thousands except share and per share data.

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

On September 17, 2007, we completed the sale of all significant assets, including licenses, trademarks and brand-names, and selected liabilities of NOMOS Corporation to Best Medical, Inc. for $500. We expect that the divestiture of NOMOS will allow us to better utilize financial resources to benefit the marketing and development of innovative brachytherapy products for the treatment of cancer. The financial results of NOMOS are reported as a discontinued operation in the accompanying condensed  consolidated financial statements.

On September 5, 2008 we completed the sale of certain assets, principally our non-therapeutic product line to EZIP for an amount valued up to $6,000. The financial results of the non-therapeutic product line are reported as a discontinued operation in the accompanying condensed consolidated financial statements.

On March 11, 2009, in response to our current financial condition, current business prospects, and to effect other arrangements surrounding the sale of our Prostate Brachytherapy Product Line and Breast Brachytherapy Product Line(See Note 3 of Notes to the Condensed Consolidated Financial Statements), we filed the Chapter 11 Proceeding.  See Note 11 of Notes to the Condensed Consolidated Financial Statements for further information about the Chapter 11 Proceeding and our new Debtor In Possession financing.

Results of Operations

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

Selling and marketing expenses
	Three Months Ended January 31,

	2009	2008	% Change

Selling and marketing expenses	$231	$142	63%

Selling and marketing expenses, comprised primarily of salaries, commissions, and marketing costs, increased $89, or 63%, to $231 for the three months ended January 31, 2009, from $142 for the three months ended January 31, 2008. The increase in selling and marketing expenses is primarily attributed to a $143 increase in payroll expenses and a $12 increase in market research expenses, partially offset by a $24 decrease in reimbursement consulting expenses and professional fees, a $31 decrease in trade show expenses and a $11 decrease in all other expenses.

General and administrative expenses ("G&A")
	Three Months Ended January 31,

	2009	2008	% Change

General and administrative expenses	$1,161	$1,882	(38)%

G&A decreased $721, or 38%, to $1,161 for the three months ended January 31, 2009, from $1,882 for the three months ended January 31, 2008. The decrease in G&A is primarily attributed to a $379 decrease in professional fees for accounting related work, a $354 decrease in personnel costs, a $36 decrease in travel expenses and a $23 decrease in all other expense categories, partially offset by a $72 increase in legal fees.

Research and development (“R&D”)
	Three Months Ended January 31,

	2009	2008	% Change

Research and development expenses	$784	$850	(8)%

R&D decreased $66 or 8%, to $784 for the three months ended January 31, 2009, from $850 for the three months ended January 31, 2008. The decrease in R&D spending is primarily due to the timing of project spending on ClearPath.

Interest expense- Interest expense was $76 for the three months ended January 31, 2009, compared to $1,132 for the three months ended January 31, 2008. The interest expense in both periods resulted from the interest on short-term and long-term debt and amortization of warrants. The decrease was attributable to bridge loan activity in 2007 which was not present in later periods.

Interest income and other income (expense), net — Interest income and other income (expense) increased by $10 to $10 for the three months ended January 31, 2009 due to an increase in our borrowing activities in the first quarter of 2008 and the last half of 2007.

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

As more fully described in Note 7 of the Notes to the Condensed Consolidated Financial Statements, we were not in compliance with certain covenants under our pre-petition credit facility.  As previously discussed, we filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code, which also triggered a default under our pre-petition credit facility.  However, under Section 362 of the U.S. Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

As a result of our Chapter 11 Proceeding filing on March 11, 2009 and the associated agreements (See Notes 1, 3, 7 and 11 of Notes to the Condensed Consolidated Financial Statements for further information), we believe that our current cash balances, DIP loan facility, the use of the cash collateral under our Loan Agreement, will provide the time for the completion of the sale of the Prostate Brachytherapy Product Line and Breast Brachytherapy Product Line. If events and circumstances occur such that we do not meet our current operating plans, or satisfactorily satisfy all the conditions of our Chapter 11 Proceeding, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our effort to sale our product lines that we now intend to sale. It is our expectation that the buyers of these product lines will continue to support and operate such businesses, however, if we are unable to meet all the conditions of the Chapter 11 Proceeding it may be difficult to keep such businesses in operation prior to the sale. Following the sale of our two brachytherapy product lines we will have no operating assets. The proceeds from the sale of the two product lines may not be sufficient to satisfy all of our liabilities.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred net losses of $2,668, $10,945, $20,998 and $17,130 for the three months ended January 31, 2009 and for the years ended October 31, 2008, 2007 and 2006, respectively, and have used cash in operations of $1,014, $12,015, $12,318 and $15,921 for the three months ended January 31, 2009 and for the years ended October 31, 2008, 2007 and 2006, respectively.  As of January 31, 2009, we had an accumulated deficit of $161,539 cash and cash equivalents of $2,142, working capital of $435 and $2,534 of interest-bearing debt.

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and cash equivalents.  At January 31, 2009, we had cash and cash equivalents aggregating approximately $2,142, a decrease of $114 from $2,256 at October 31, 2008. The decrease was primarily attributed to cash used in continuing operations of $1,014 and capital expenditures of $135, partially offset by additional bank borrowings on our line of credit of $1,080.

We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, and the timing of payments.

Equipment and leasehold improvements.  Equipment and leasehold improvements (“Fixed Assets”) increased approximately $46 to $344 at January 31, 2009, from $298 at October 31, 2008.  The increase in Fixed Assets reflects capital expenditures of $135 offset by depreciation expense.

Accounts payable and accrued expenses.  Accounts payable and accrued expenses decreased approximately $793 to $4,057 as of January 31, 2009, from $4,850 at October 31, 2008, as we settled accounts with suppliers and vendors with cash raised from the sale of the non-therapeutic product line in September 2008 and the collection of the $2,000 receivable in January 2009 related to the sale of assets.

Liquidity and Capital Resource Requirements

Bank debt.  The bank debt with Silicon Valley Bank consists of a $3,000 revolving credit facility with an interest rate of prime plus 0.5% and a $3,000 Growth Capital Loan with an interest rate of prime plus 2.25%.  The outstanding balance at January 31, 2009 is $1,080 for the revolving credit facility and $1,454 on the Growth Capital Loan.  We do not have any available borrowing capabilities on the revolving credit facility or the Growth Capital Loan.  See Note 11 of Notes to the Condensed Consolidated Financial Statements for the Company’s plans to repay this bank debt in connection with its Chapter 11 voluntary bankruptcy filing on March 11, 2009.

DIP loan.  Our Debtor-in-Possession loan from Portola Medical, an affiliate of Three Arch Partners, a related party to the Company, consists of a $1,000 loan with an interest rate of 12% per annum.  We plan to access this DIP loan as a short-term source of working capital during our Chapter 11 Proceeding.

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

Severance liabilities.  We have committed to severance payments to several employees whose employment was terminated in 2008.  We will be making those payments over specified terms, and at January 31, 2009, $472 of those payments are in long-term liabilities and $483 is included in accrued expenses.

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

Derivative Liabilities

We issued warrants in connection with our borrowing activities in 2007 that included an uncertain purchase price for a period of time. We evaluated these warrants under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue 00-19 - Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock and determined the warrants should be accounted for as derivative liabilities at estimated fair value, and marked-to-market at subsequent measurement dates. We used the Black-Scholes option-pricing model to determine the fair value of the derivative liabilities at each measurement date. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. The fluctuations in estimated fair value are recorded as Adjustments to Fair Value of Derivatives in Other Expenses in the Statement of Operations. On December 12, 2007, the uncertain purchase price became certain, and the derivative features were eliminated. See further discussion in Note 7 and Note 8 to the condensed consolidated financial statements.

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

Research and Development Costs

Research and development ("R&D") expenses are comprised primarily of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead, occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies which have no alternative future use. Research and development costs are expensed as incurred.

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

We use the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based primarily upon historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate. For purposes of financial statement presentation, the estimated fair values of the options are amortized over the options’ vesting periods.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On November 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

The fair value hierarchy described by the standard is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Effective November 1, 2008, the Company adopted Financial Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP SFAS 157-3), which was issued on October 10, 2008. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The adoption of FSP SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact, if any, SFAS No. 161 will have on our consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). The EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, we are required to retrospectively adjust the earnings per share data to conform with the provisions in EITF 03-6-1. Early application of EITF 03-6-1 is prohibited.  We are currently evaluating the impact EITF 03-6-1 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended January 31, 2009, does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 1. Legal Proceedings

See Note 9 of Condensed Notes to Consolidated Financial Statements for information regarding legal proceedings.

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

Our wholly-owned subsidiary and sole operating company, North American Scientific, Inc. a California corporation (the “Operating Company”), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 11, 2009, We are subject to the risks and uncertainties associated with a Chapter 11 Proceeding.

For the duration of our Chapter 11 Proceeding, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 Proceeding include the following:

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Proceeding that may be inconsistent with our plans;
•	our ability to obtain court approval with respect to motions in the Chapter 11 Proceeding prosecuted from time to time;
•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Proceeding;
•	our ability to obtain and maintain normal terms with vendors and service providers;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to retain and motivate key personnel through the process of reorganization, or to attract new employees; and
•
risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the proceedings to Chapter 7 Proceeding.

In addition, the uncertainty regarding the eventual outcome of our restructuring which involves the sale of both of our product lines, and the effect of other unknown adverse factors, could prevent us from selling such product lines as going concerns which, may cause the proceeds from the sale of such product lines to be insufficient to fully pay all of our creditors.  Continuing as a going concern is dependent upon, among other factors, the success and Bankruptcy Court approval of a reorganization plan, maintaining the support of key suppliers and customers, and retaining key personnel, along with financial, business and other factors, many of which are beyond our control.

Under the priority scheme of the U.S. Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders may be entitled to receive any distribution or retain any property under a plan of reorganization.  The recovery to creditors and/or shareholders, if any, will not be ultimately determined until a plan of reorganization is confirmed.  No assurance can be given as to what values, if any, will be ascribed to each of these constituencies, or what types or amounts of distributions, if any, such constituencies will receive, in the Chapter 11 Proceeding.  A plan of reorganization could result in holders of our capital stock receiving no distribution on account of their interests and cancellation of their existing stock.  Under the U.S. Bankruptcy Code, if certain requirements are met, a plan of reorganization can be confirmed notwithstanding the rejection of such plan by the holders of our equity securities and notwithstanding the fact that, under the plan, such equity security holders do not receive or retain any property on account of their equity interests.  We consider the value of our common stock to be highly speculative and we strongly caution our equity holders that our stock may ultimately be determined to have no value.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or other equity securities, or any claims relating to pre-petition liabilities.

Our Operating Company intends to sell its brachytherapy business and its Clearpath product development as the essential part of its plan of reorganization.

Out Operating Company must develop a plan of reorganization by March 31, 2009 to effectively emerge from its Chapter 11 Proceeding. As a part of that reorganization plan, we have reached agreement with Best Theratronics, Ltd, a Canadian company, to purchase substantially all the assets and assume certain liabilities of our Prostate Brachytherapy business for $2.5 million subject to adjustment for operating results prior to the closing date. The sale of the Prostate Brachytherapy business will leave us with no established source of future revenue.

In addition, the Operating Company executed a Debtor In Possession (“DIP”) Financing arrangement with Portola Capital, a company wholly owned by our largest shareholder for $1.0 million. Our DIP lender intends to file a motion with the Bankruptcy Court to acquire exclusive rights to our Clearpath product development for an undetermined price.

Both sales are subject to a bidding process that may be joined by parties not yet known to us. The bidding process may result in a purchase price that differs substantially from that which was submitted to the Bankruptcy Court.

We consider the value of our common stock to be highly speculative and we strongly caution our equity holders that our stock may ultimately be determined to have no value.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or other equity securities, or any claims relating to pre-petition liabilities.

If our Operating Company is successful in selling the Prostate Brachtherapy business and the Clearpath product development, we will have no operating activities remaining and no source of income.  The risk factors which follow are principally based on the risks inherent in operating and financing our business in a manner which includes our current operations.  The presentation of these risk factors is not meant to suggest that we expect to own and operate any of our current, or any other, operating business in the future.

Future financing transactions will likely have dilutive and other negative effects on our existing stockholders.

In January 2008, we completed a private placement of 12,601,628 shares of our common stock that also included 630,081 shares of common stock issuable upon exercise of warrants. This financing resulted in significant dilution of our current stockholders, such that the three participants in the private placement transaction now control in excess of 70% of our outstanding common stock. If we raise additional equity financing in the future, the percentage ownership held by existing stockholders would be further reduced, and existing stockholders may experience further significant dilution. In addition, new investors may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions.  We expect no further equity financings.

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

Our common stock was suspended by the NASDAQ Capital Market at the opening of business on March 23, 2009. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected by the delisting from the NASDAQ Capital Market.

On March 12, 2009, we received a notice from NASDAQ indicating that due to the filing of Chapter 11 Bankruptcy on March 11, 2009, NASDAQ had determined that, in accordance with the discretionary authority of the staff of NASDAQ pursuant to Marketplace Rule 4300 and IM-4300, our securities were suspended from trading on NASDAQ at the opening of business on March 23, 2009.  We expect our securities to be delisted from NASDAQ on or about April 16, 2009.  We do not plan to appeal this determination.

Our common stock may be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets.

In addition, delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities. We expect to raise no additional funds through equity financings.  Delisting from NASDAQ also would make trading our common stock more difficult for investors, potentially leading to further declines in our share price.

ClearPath breast brachytherapy device.

We now believe that our Operating Company will sell the rights to the ClearPath product line through the Chapter 11 Proceeding.  We expect such business to be supported by the buyer of such business.

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

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

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

Our current domestic direct sales force is small relative to many of our competitors. There is intense competition for skilled sales and marketing employees, particularly for people who have experience in the radiation oncology market. In addition, our Chapter 11 Proceeding creates uncertainty regarding our ability to continue as a going concern. Accordingly, we could find it difficult to hire or retain skilled individuals to sell our products. Any failure to build our direct sales force could adversely affect our growth and our ability to meet our revenue goals.

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

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

We depend partially on our relationships with distributors and other industry participants to market some of our products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

Our 2005 agreement with Oncura, Inc. and our 2007 agreement with Core Oncology, Inc. for distribution of our Palladium-103 brachytherapy seeds are important components of that business. As described in Note 9 to the Condensed Consolidated Financial Statements, Core Oncology, Inc. has served us with a lawsuit alleging breach of our 2007 agreement with Core Oncology, Inc., and has ceased compliance with the terms of that agreement. Accordingly, Core Oncology, Inc. is not currently distributing our Palladium-103 brachytherapy seeds. If we are not able to maintain our existing relationships with our other agents and distributors for the sale of our Palladium-103 brachytherapy seeds or these third parties do not successfully distribute our products, our revenues will be adversely impacted.

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

We depend partially on our relationship with a large customer that comprises more than 10% of our revenue. If this relationship is discontinued or if we are unable to develop new relationships, our revenues could decline.

Our sales to Core Oncology, Inc. comprised more than 10% of our revenue for fiscal 2008.  As disclosed in Note 9 to the Condensed Consolidated Financial Statements we were served a lawsuit by Core Oncology, Inc., on February 13, 2009 alleging that the Company breached the terms of a supply agreement.  In addition to its lawsuit, Core Oncology, Inc. has ceased purchasing products from us.

We cannot assure you that we will be able to develop new relationships or maintain our existing relationships with our other large customers for the sale of our Palladium-103 brachytherapy seeds.

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

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

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

We rely on several sole source suppliers and a limited number of other suppliers to provide raw materials and significant components used in our products. A material interruption in supply could prevent or limit our ability to accept and fill orders for our products.

We depend upon a limited number of outside unaffiliated suppliers for our radioisotopes. Our principal suppliers are Nordion International, Inc. and Eckert & Ziegler AG. We also utilize other commercial isotope manufacturers located in the United States and overseas. To date, we have been able to obtain the required radioisotopes for our products without any significant delays or interruptions. Currently, we rely exclusively upon Nordion International for our supply of the Palladium-103 isotope; if Nordion International ceases to supply isotopes in sufficient quantity to meet our needs, there may not be adequate alternative sources of supply. The Chapter 11 Proceeding of our Operating Comapny creates uncertainty regarding our ability to continue as a going concern, which could adversely affect our ability to obtain isotope supplies in sufficient quantity to meet our needs.  If we lose any of these suppliers (including any single-source supplier), we would be required to find and enter into supply arrangements with one or more replacement suppliers. Obtaining alternative sources of supply could involve significant delays and other costs and these supply sources may not be available to us on reasonable terms or at all. Any disruption of supplies could delay delivery of our products that use radioisotopes, which could adversely affect our business and financial results and could result in lost or deferred sales.

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

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

Our future success and ability to grow our business will depend in part on the continued service of our skilled personnel and our ability to identify, hire and retain additional qualified personnel. The Chapter 11 Proceeding of our Operating Company creates uncertainty regarding our ability to continue as a going concern, which could adversely affect our ability to hire and retain key employees and additional qualified personnel. Although some employees are bound by a limited non-competition agreement that they sign upon employment, few of our employees are bound by employment contracts, and it is difficult to find qualified personnel, particularly medical physicists and customer service personnel, who are willing to travel extensively. We compete for qualified personnel with medical equipment manufacturers, universities and research institutions. Because the competition for these personnel is intense, costs related to compensation may increase significantly.

Even when we are able to hire a qualified medical physicist, engineer or other technical person, there is a significant training period of up to several months before that person is fully capable of performing the functions we need. This could limit our ability to expand our business.

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

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

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

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

As part of the sale of our Non-Therapeutic Product Line in September 2008, we closed our North Hollywood facility and have agreed to decommission the site at our expense. We were not able to complete the decommissioning process prior to commencing the Chapter 11 proceeding, and we did not obtain certification of the premises from the State of California. The ultimate resolution of the decommissioning is not certain. We may be required under our license by the State of California to complete the decommissioning process prior to emerging from Chapter11. We estimate the remaining cost to complete the decommissioning project to be up to $150,000, but actual costs could be well above this estimate.

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

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

The results of operations for any fiscal quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. As a consequence, operating results for a particular future period are difficult to predict. Such factors include the following:


Operating Company may not be able to manage the business at a consistent level through the Chapter 11 proceedings due to the uncertainty of its ability to fulfill its sales obligations, produce and ship product and other factors;

	Our net sales may grow at a slower rate than necessary to achieve profitability and, in particular periods, may decline;
	Our future sales growth is highly dependent on the successful introduction of our ClearPath device;

Our brachytherapy product lines may experience some variability in revenue due to seasonality. This is primarily due to three major holidays occurring in our first fiscal quarter and the apparent reduction in the number of procedures performed during summer months, which could affect our third fiscal quarter results;


Estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change as a result of such assessments and decisions;


As a result of our growth in past periods, our fixed costs have increased. With increased levels of spending and the impact of long-term commitments, we may not be able to quickly reduce these fixed expenses in response to short-term business changes;

	Acquisitions that result in in-process research and development expenses may be charged fully in an individual quarter;
	Changes or anticipated change in third-party reimbursement amounts or policies applicable to treatments using our products;
	Timing of the announcement, introduction and delivery of new products or product enhancements by us and by our competitors;

	The possibility that unexpected levels of cancellations of orders or backlog may affect certain assumptions upon which we base our forecasts and predictions of future performance;
	Changes in the general economic conditions in the regions in which we do business;
	Unfavorable outcome of any litigation; and
	Accounting adjustments such as those relating to reserves for product recalls, stock option expensing as required under SFAS No. 123R and changes in interpretation of accounting pronouncements

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged between $0.05 and $3.75 per share in the fifty-two week period ended October 31, 2008, and between $0.09 and $0.39 per share in the three months ended January 31, 2009. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the medical device sector, which have often been unrelated to the operating performance of particular companies. Factors such as announcements of technological innovations or new products by our competitors or disappointing results by third parties, as well as market conditions in our industry, may significantly influence the market price of our common stock. Our stock price has also been affected by our own public announcements regarding such things as quarterly sales and earnings. Consequently, events both within and beyond our control may cause shares of our stock to lose their value rapidly.

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

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

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

We expect to sell our Prostate Brachytherapy Product Line and our ClearPath product development through the Chapter 11 Proceeding.  If we are successful in selling such product lines we will have no operating assets.  In addition, we may not be able to raise adequate proceeds from the sale of such product lines to pay all of our creditors.  We do not expect to continue as a going concern.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of January 31, 2009, our officers, directors and principal stockholders, collectively beneficially own approximately 79% of our common stock in the aggregate. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

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

Item 6.	Exhibits

(a) Exhibits.

Exhibits No.	Title

2.1
Asset Purchase Agreement, dated February 11, 2009, by and among the Company, North American Scientific, Inc., a California corporation, and Best Theratronics, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2009.

2.2
Asset Purchase Agreement, dated March 11, 2009, by and among the Company, North American Scientific, Inc., a California corporation, and Best Theratronics, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2009.

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended on April 30, 2008 by the Certificate of Amendment of Amended an Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 16, 2008.

3.2	Bylaws of the Company, (as amended December 5, 2007), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 11, 2007.
10.1
Amendment to the Employment Agreement, dated as of December 31, 2008, between the Company and John Rush, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 31, 2008.

10.2
Amendment to the Offer Letter, dated as of December 31, 2008, between the Company and Brett Scott, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 31, 2008.

10.3
Management Agreement, dated February 11, 2009, by and among North American Scientific, Inc., a California corporation, and Best Theratronics, Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2009.

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

NORTH AMERICAN SCIENTIFIC, INC.

March 23, 2009	By:	/s/ John B. Rush
		Name:	John B. Rush
		Title:	President and
Chief Executive Officer
(Principal Executive Officer)

March 23, 2009	By:	/s/ Brett L. Scott
		Name:	Brett L. Scott
		Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index
Exhibit No.
2.1
Asset Purchase Agreement, dated February 11, 2009, by and among the Company, North American Scientific, Inc., a California corporation, and Best Theratronics, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2009

2.2
Asset Purchase Agreement, dated March 11, 2009, by and among the Company, North American Scientific, Inc., a California corporation, and Best Theratronics, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2009

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended on April 30, 2008 by the Certificate of Amendment of Amended an Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 16, 2008.

3.2	Bylaws of the Company, (as amended December 5, 2007), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 11, 2007.

10.1
Amendment to the Employment Agreement, dated as of December 31, 2008, between the Company and John Rush, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 31, 2008.

10.2
Amendment to the Offer Letter, dated as of December 31, 2008, between the Company and Brett Scott, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 31, 2008.

10.3
Management Agreement, dated February 11, 2009, by and among North American Scientific, Inc., a California corporation, and Best Theratronics, Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2009.

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